Form 10-Q
period 1996-03-31
NAPRO BIOTHERAPEUTICS INC
filed 1996-05-15
CIK 891504

                                   Form 10-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________to____________________


                     Commission File Number    0-24320
                                              ---------------


                          NAPRO BIOTHERAPEUTICS, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          84-1187753
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization                           Identification
 No.)

   6304 Spine Road, Unit A, Boulder, Colorado             80301
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (zip code)

                                (303) 530-3891
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO
                                        -----       -----

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              Class                              Outstanding at March 31, 1996
              -----                              -----------------------------

Common Stock, $.0075 par value                               8,529,932
Non-voting Common Stock, $.0075 par value                      400,000

TOTAL number of pages in document -10
                                   --
Exhibit Index located on page - ____

                  NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheets as of March 31,1996,
          and December 31, 1995                                      2

     Consolidated Statements of Operations for the
          three months ended March 31, 1996 and 1995                 3

     Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and 1995                 4

     Notes to Consolidated Financial Statements                      5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS          6


PART II.  OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS
                                                                     8

     ITEM 2.  CHANGES IN SECURITIES                                  8


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        8


     ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS     8


     ITEM 5.  OTHER INFORMATION                                      8


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       8


SIGNATURES                                                           9

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                  NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                      March 31,    December 31,
                                                                        1996           1995
                                                                    ------------   ------------
                                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $ 4,922,895   $  7,133,390
     Securities held to maturity                                         667,000        667,000
     Accounts receivable                                                 459,700        325,814
     Inventory                                                         1,447,549      1,211,959
     Prepaid expenses and other                                          329,239        310,451
                                                                    ------------   ------------
Total current assets                                                   7,826,383      9,648,614

Property and equipment, net                                            1,801,034      1,782,164
Restricted Cash                                                          177,399        123,750
Receivables from related parties                                          24,738         18,487
Other assets                                                             376,383        380,335
                                                                    ------------   ------------
Total assets                                                        $ 10,205,937   $ 11,953,350
                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts Payable                                                  $ 625,958   $    662,726
     Payroll and payroll taxes                                           328,283        338,032
     Capital lease obligations -- current portion                         94,753        105,454
     Notes payable -- current portion                                     46,488         38,801
     Deferred revenue                                                         --         51,431
                                                                    ------------   ------------
Total current liabilities                                              1,095,482      1,196,444

Capital lease obligations long term                                      411,352        298,811
Notes payable -- long term                                             1,158,333      1,150,000
Compensation due to officers and directors                               169,358        169,358
                                                                    ------------   ------------
Total long-term liabilities                                            1,739,043      1,618,169
                                                                    ------------   ------------

Total liabilities                                                      2,834,525      2,814,613

Minority interest in consolidated subsidiary                           3,715,139      3,715,139

Stockholders' equity
     Preferred stock, $0.01 par value:
          Authorized shares -- 2,000,000: Issued and outstanding
               shares -- 125,000 in 1996 and 125,000 1995                    125            125
     Non-voting Common stock, $.0075 par value:
          Authorized shares -- 1,000,000: Issued and
               outstanding 400,000 in 1996 and 1995                        3,000          3,000
     Common stock, $.0075 par value:
          Authorized-- 19,000,000: Issued
               shares --8,529,932 in 1996 and 8,525,265 in 1995           63,973         63,939
     Additional paid-in capital                                       26,681,313     26,675,099
     Unearned compensation                                                (7,356)        (9,426)
     Notes receivable from stockholders                                 (940,694)      (924,789)
     Deficit                                                         (20,459,541)   (18,699,803)
     Treasury stock at cost -- 144,788 shares                         (1,684,547)    (1,684,547)
                                                                    ------------   ------------
Total stockholders' equity                                             3,656,273      5,423,598
                                                                    ------------   ------------
Total liabilities and stockholders' equity                          $ 10,205,937   $ 11,953,350
                                                                    ============   ============

                             See accompanying notes

                 NAPRO BIOTHERAPEUTICS, INC, AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                         1996          1995
                                                      -----------    ----------
REVENUES:
  Sales                                               $   690,830    $1,148,181
EXPENSES:
  Research, development and cost of products sold       1,786,137     1,343,389
  General and administrative                              703,513       450,803
                                                      -----------    ----------
                                                        2,489,650     1,794,192
                                                      -----------    ----------

Operating loss                                         (1,798,820)     (646,011)

OTHER INCOME/(EXPENSE):
  Interest income                                         100,135        49,126
  Interest and other expense                              (61,053)      (40,059)
                                                      -----------    ----------
Net loss                                              $(1,759,738)   $( 636,944)
                                                      ===========    ==========

Loss per common share                                      $(0.21)       $(0.08)
                                                      ===========    ==========

Weighted average shares outstanding                     8,526,620     7,713,443
                                                      ===========    ==========

                            See accompanying notes.

                  NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                             Three Months Ended March 31,
                                                                 1996            1995
                                                             -------------   ------------
OPERATING ACTIVITIES
Net loss                                                       $(1,759,738)  $  (636,944)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                  115,769        83,945
    Compensation for common stock and options                        2,070         5,296
    Loss on disposal of property and equipment                      15,249            --
  Changes in operating assets and liabilities:
    Accounts receivable                                           (133,886)   (1,273,181)
    Inventory                                                     (235,590)      291,790
    Prepaid expenses, deposits and other                           (24,419)      647,624
    Accounts payable                                               (52,199)       56,280
    Accrued liabilities                                            (25,654)       19,845
    Deferred revenues                                              (36,000)     (468,816)
                                                               -----------   -----------
Net cash used by operating activities                           (2,134,398)   (1,274,161)
INVESTING ACTIVITIES
  Additions to property and equipment                             (138,221)     (145,343)
  Transfer of restricted cash                                      (53,649)           --
  Proceeds from sale of short-term investments                          --       503,450
                                                               -----------   -----------
Net cash provided (used) by investing activities                  (191,870)      358,107

FINANCING ACTIVITIES
  Proceeds from debt financing leases and notes payable            207,435       556,567
  Payments on debt financing leases and notes payable              (97,910)      (57,777)
  Proceeds from sale of common stock                                 6,248            --
                                                                ----------     ---------
Net cash provided by financing activities                          115,773       498,790
                                                                ----------     ---------
Net decrease in cash and cash equivalents                       (2,210,495)     (417,264)
Cash and cash equivalents at beginning of period                 7,133,390       892,146
                                                               -----------   -----------
Cash and cash equivalents at end of period                     $ 4,922,895   $   474,882
                                                               ===========   ===========

                            See accompanying notes.

                  NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1996
                                 ==============
                                  (UNAUDITED)
                                  ===========

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995.

2.   Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company adopted SFAS No. 121 on January 1, 1996. Based on current circumstances, SFAS No. 121 did not have a significant impact on the financial statements.


3.       Inventories                            March 31,  December 31,
                                                   1996          1995
                                              -----------    ----------

         Raw materials                        $   819,918    $  286,617
         Work-in-process                          289,066       432,898
         Finished goods                           338,565       492,444
                                              -----------    ----------
                                              $ 1,447,549    $1,211,959
                                              ===========    ==========
4.       Cash Flow Supplemental Disclosures
                                             Three Months Ended March 31,
                                             ----------------------------
                                                   1996         1995
                                              -----------    ----------

         Interest paid                        $     40,611   $   35,278
         Noncash transactions:
         Notes and related interest receivable      15,905        9,424

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis provide information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in its Annual Report on Form 10-K for the year ended December 31, 1995.

Background
- ----------

  Through December 31, 1994, the Company was in the development stage and had devoted the majority of its efforts to the development and implementation of its proprietary extraction, isolation and purification ("EIP/TM/") technology for producing paclitaxel (referred to in some scientific and medical literature as "taxol")/1/. Although the majority of the Company's production of paclitaxel (referred to herein as "NBT Paclitaxel") continues to be limited to small scale production largely for use in clinical trials and for research and development purposes, NaPro's strategic marketing and development partner in Australia, F.H. Faulding & Co., Ltd. ("Faulding"), received approval to market and began commercial sales of its formulation of the Company's paclitaxel in January 1995. In 1995, the Company received its first significant revenues from the commercial sales of its product; therefore, it has discontinued reporting as a development stage company commencing with its financial statements as of January 1, 1995. The Company anticipates the operating losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.


Results of Operations
- ---------------------

Three months ended March 31, 1996 compared to the three months ended March 31, 1995

  Revenues for the three months ended March 31, 1996 were $691,000 representing a decrease of $457,000 from the three months ended March 31, 1995. The decrease related primarily to the timing of product shipments. Shipments to Faulding and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation ("IVAX"), may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company. This quarter to quarter variability will continue until stable commercial demand has been established for the product in one of the Company's major markets.

  Research and development and cost of products sold expenses for the three months ended March 31, 1996 were $1,786,000 representing an increase of $443,000 from the three months ended March 31, 1995. The increase was due primarily from an increase in process development and research expenses, as well as higher production costs. This increase was offset by a decrease of $269,000 in the amortization of prepaid plantation costs. A significant portion of the cost to produce paclitaxel, much of which is being used for clinical research by the Company's strategic marketing and development partners, is being expensed as process development until the process to be used to extract the product has been more firmly established.

- ---------------
/1/ TAXOL(R) is a registered trademark of Bristol-Myers Squibb Company for an anti-cancer pharmaceutical preparation containing paclitaxel.

  General and administrative expenses for the three months ended March 31, 1996 were $704,000, an increase of $253,000 from the three months ended March 31, 1995. The increase is primarily attributable to an increase in facility costs and an increase in administrative and support staff.


  Interest income for the three months ended March 31, 1996 was $100,000, representing an increase of $51,000 from the three months ended March 31, 1995. The increase is attributable to increased cash balances associated with the completion of the Company's private placement completed in 1995. Interest income is expected to increase and become a more significant portion of operations as a result of completion of a proposed public offering in 1996.

  Interest and other expenses for the three months ended March 31, 1996 were $61,000, representing an increase of $21,000 from the three months ended March 31, 1995. The increase was the result of borrowings under equipment financing leases which were put in place in the fourth quarter of 1995. Interest expense is expected to increase as borrowings on the equipment lease line of credit are expected to increase from approximately $300,000 at December 31, 1995 to an expected value of approximately $1.5 million at June 30, 1996.

Liquidity and Capital Resources
- -------------------------------

  The Company's capital requirements have been and will continue to be significant. At March 31, 1996, the Company had working capital of $6,731,000. This compared to a working capital balance of $2,421,000 as of March 31, 1995. To date the Company has been dependent primarily on net proceeds of the IPO of approximately $7.4 million, on private placements of its equity securities aggregating approximately $18.9 million ( including proceeds of approximately $10.2 million during 1995), and on loans and advances from its stockholders and strategic business partners to fund its capital requirements.

  The balance of cash and cash equivalents was $4,923,000 at March 31, 1996 representing a decrease of $2,210,000 from the balance on December 31, 1995. During the first three months of 1996, cash provided by financing activities totaled $116,000, while the cash used by operating and investing activities totaled $2,134,000 and $192,000, respectively. In addition to cash and cash equivalents, there were securities held to maturity totaling $667,000 due to mature in June 1996.

  During the first three months of 1996, inventories increased by $236,000. This increase was due primarily to the harvest of biomass at the Company's plantation. The amount of product held as finished goods equivalents in work-in-process inventories as well as finished goods inventories are dependent on a number of factors, including the shipping requirements of Faulding and IVAX and the Company's production planning to meet those needs. Inventory balances may vary significantly during product development and launch periods. The Company plans to make significant biomass investments during 1996.

  The Company expended $138,000 for capital projects during the first quarter of 1996. The Company expended $1,209,000 and $575,000, respectively, during 1995 and 1994, for capital projects. These expenditures were primarily made to build the Canadian pilot-scale manufacturing facility and for expansion and improvements to the Boulder laboratories and facilities. In 1996, the Company expects to invest $3.0 million to $4.0 million from the proceeds of a proposed public offering in plant and equipment, primarily to expand its plantation and upgrade its current domestic and foreign manufacturing capabilities, as well as to begin construction of a new large-scale commercial EIP/TM/ manufacturing facility which is expected to be completed in 1997.

The Company anticipates that its existing capital resources, together with revenues from ongoing sales of NBT Paclitaxel, the proceeds from a proposed offering and the proceeds from certain warrants which expire in February 1998, including the interest earned thereon, will be adequate to fund operations and capital expenditures until operating revenues are sufficient to finance operations. If the proposed offering does not occur, however, the Company's existing capital resources, together with ongoing sales of NBT Paclitaxel, will not be adquate to fund such operations and capital expenditures. In such event, the Company will need to seek additional financing, of which there can be no assurance the Company will be able to obtain on acceptable terms, if at all. The amount and timing of expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing development, changes in or terminations of existing strategic partnerships, the establishment of additional strategic relationships and the cost of manufacturing scale-up. In the event of unanticipated future capital requirements, the Company may seek to raise additional capital. The Company may seek additional long-term financing to fund capital expenditures should such financing become available on terms accepted to the Company.

                           PART II-OTHER INFORMATION

1   LEGAL PROCEEDINGS:
    -----------------

            None.

2   CHANGES IN SECURITIES
    ---------------------

            None

3   DEFAULTS UPON SENIOR SECURITIES
    -------------------------------

            None

4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    ---------------------------------------------------

            None

5   OTHER INFORMATION
    -----------------

            None

6   EXHIBITS AND REPORTS ON FORM 8-K
    --------------------------------

            None

                          NAPRO BIOTHERAPEUTICS, INC.
                          ---------------------------

                                 MARCH 31, 1996
                                 --------------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                             NAPRO BIOTHERAPEUTICS, INC.



DATE: May 14, 1996            By:  /s/ Sterling K. Ainsworth
      ------------                 -------------------------------------------

                                   Sterling K. Ainsworth
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



DATE: May 14, 1996            By:  /s/ Gordon Link
      ------------                 --------------------------------------------

                                   Gordon Link
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)