Form 10-K405/A
period 1995-12-31
NAPRO BIOTHERAPEUTICS INC
filed 1996-05-17
CIK 891504

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A2
                               (Second Amendment)



(MARK ONE)

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----
EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----
EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM TO


COMMISSION FILE NUMBER 0-24320

                          NaPRO BIOTHERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     84-1187753
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)


      6304 SPINE ROAD, UNIT A                               80301
        BOULDER, COLORADO                                 (Zip Code)
(Address of principal executive offices)


                                 (303) 530-3891
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  none

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0075 par value
                       Warrants to Purchase Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     x        No
                       ---------       ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405): $51,772,736 as of March 25, 1996.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1996.


TITLE OF CLASS             NUMBER OF SHARES
- -------------------------  ----------------
Common Stock                      8,385,144
Nonvoting  Common Stock             400,000

PART I

ITEM 1.  BUSINESS
- ------   --------

GENERAL

     NaPro BioTherapeutics, Inc. (the "Company") is engaged in the development and manufacture of paclitaxel (referred to in some scientific and medical literature as "taxol")/1/, (the Company's formulation of paclitaxel is referred to herein as "NBT Paclitaxel"), a naturally-occurring cytotoxic agent found in certain species of yew (Taxus) trees. Bristol-Myers Squibb Company ("BMS") has publicly announced sales of their paclitaxel, of approximately $580 Million in 1995 and $200 million in the first quarter of 1996. The Company's objective is to develop its proprietary extraction, isolation and purification ("EIP/TM/") technology in conjunction with securing proprietary sources of renewable Taxus biomass to become an established manufacturer of NBT Paclitaxel on a worldwide basis while assigning responsibility for the performance of clinical trials and regulatory procedures and sales, marketing and distribution of NBT Paclitaxel to large international pharmaceutical companies. To implement this strategy, the Company has formed strategic alliances through long-term exclusive agreements with each of F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company with 1995 sales of approximately $1.3 billion ("Faulding"), and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation, a diversified international healthcare company with 1995 sales of approximately $1.4 billion ("IVAX" and together with Faulding, the "Strategic Partners").

  The Strategic Partners have agreed to fund and, with the Company's input, oversee the clinical trials required to obtain regulatory approvals for the commercialization of NBT Paclitaxel in their respective territories. The Company is responsible for supplying the Strategic Partners with NBT Paclitaxel for all of their clinical and commercialization purposes. Under the terms of each respective agreement, IVAX and Faulding pay a fixed price for NBT Paclitaxel for non-commercial sales and approximately 30%-40% of revenues for NBT Paclitaxel sold commercially.

  Faulding obtained regulatory approval and began marketing NBT Paclitaxel as a generic pharmaceutical in Australia in January 1995 for the treatment of refractory (non-responsive) breast and ovarian cancers. Faulding estimates that during 1995 it captured in excess of one half of the Australian paclitaxel market. IVAX filed an investigational new drug exemption ("IND") application for NBT Paclitaxel with the United States Food and Drug Administration ("FDA") in June 1994. IVAX is currently engaged in Phase II/III clinical trials with NBT Paclitaxel for treating refractory breast and ovarian cancers and believes it may be able to submit a new drug application ("NDA") to the FDA for at least one indication in 1997.

     The Company's EIP/TM/ technology was designed to allow the extraction, isolation and purification of paclitaxel and other taxanes (compounds structurally similar to paclitaxel that can be synthesized into paclitaxel) from renewable sources of biomass such as needles and limbstock harvested from ornamental yew trees and bushes. In order to ensure a stable and reliable source of Taxus biomass for use in the production of NBT Paclitaxel, the Company has entered into an agreement (the "PBI Agreement") with Pacific Biotechnologies, Inc. ("PBI"), a subsidiary of Pacific Regeneration Technologies, Inc., one of Canada's largest reforestation companies to grow cloned ornamental yew trees and bushes on a large scale. The Company intends to supplement its supply of biomass obtained from PBI by entering into an additional agreement with a commercial grower of ornamental yew trees in the second quarter of 1996. The Company is currently constructing a large-scale commercial EIP/TM/ manufacturing facility with planned capacity to meet the commercial needs of the Strategic Partners through 1999. The Company expects to complete and validate this facility in 1997. In addition, in order to increase production yields of NBT Paclitaxel, the Company is developing, and has applied for patent protection for, a semi-synthesis process for manufacturing NBT Paclitaxel from certain other taxanes contained in renewable biomass sources. The use of this semi-synthesis process, which the Company expects to scale-up by 1999, will require a supplemental NDA ("SNDA").

- --------------------------
/1/ TAXOL(R) is a registered trademark of Bristol-Myers Squibb Company for an anti-cancer pharmaceutical preparation containing paclitaxel.

PACLITAXEL OVERVIEW

  Cancer is the second leading cause of death in the United States with over one million new cases diagnosed each year. Cancer is generally treated by surgery, radiation and chemotherapy or a combination of these therapies. Paclitaxel, approved less than four years ago, has become the largest selling of a class of cancer chemotherapy drugs known as cytotoxic agents.

  Paclitaxel is a natural product that was recognized by the National Cancer Institute (the "NCI") in 1963 as showing cytotoxic activity against leukemia cells and inhibitory activity against a variety of tumors. Over the next two decades, researchers working under grants from the NCI conducted studies to determine paclitaxel's structure and its mechanism of action. The NCI studies indicated that paclitaxel inhibits the normal action of microtubules in cancer cell division. Microtubules, located in the cytoplasm of cells, play a vital role in cellular division. Paclitaxel promotes microtubule assembly and blocks normal microtubule disassembly in cells, thereby inhibiting cell division and inducing death of cancer cells. This cytoplasmic mechanism of action contrasts with the nuclear mechanism of action of the majority of cytotoxic drugs which kill the cell by attacking nuclear components such as DNA or RNA.

  In June 1991, the NCI formalized a Collaborative Research and Development Agreement for development of paclitaxel with BMS, the world's largest oncology company. BMS assumed development of paclitaxel which included completion of the necessary clinical trials and manufacturing scale-up. In June 1992, BMS submitted an NDA to the FDA. BMS received approval for the sale of paclitaxel as a treatment for refractory (non-responsive) ovarian cancer in December 1992 and approval for the sale of paclitaxel as a treatment for refractory breast cancer in April 1994. BMS has publicly announced commercial sales of paclitaxel of approximately $580 million in 1995 and $200 million in the first quarter of 1996.

  Paclitaxel is one of a family of compounds, commonly referred to as taxanes, which share a hydrocarbon ring (diterpene) structure. Taxanes are found naturally in many parts of various species of yew trees and bushes. The concentration of taxanes in yew trees and bushes is very small -- generally less than 500 parts per million each -- and accordingly, the process of extracting taxanes from yew biomass is very complicated and challenging. To arrive at a final stage paclitaxel product for use in clinical trials and for commercialization, several production approaches can be utilized. The Company believes the two most prevalent processes used today are extraction and semi-synthesis.

  In extraction, the manufacturing process must be designed to extract, isolate and purify paclitaxel from yew biomass leaving behind the other components including taxanes. The extraction, isolation and purification processes, however, are very complicated since there are over 100 different taxanes present in yew biomass. In a semi-synthesis process, the initial extraction, isolation and purification is similar except that the processes not only isolate paclitaxel, but also isolate and subsequently convert through a chemical synthesis certain other taxanes (which are considered waste byproducts in extraction) into paclitaxel, thereby increasing the supply and yield of paclitaxel. The final product of either method must have levels of impurity at or below regulatory standards.

  Historically, the wild Pacific yew tree has been the primary source of yew biomass. Most species of Taxus, including the wild Pacific yew, grow slowly, requiring a number of years to reach harvestable size. The slow growing pattern generally contributes to a prevalence of Taxus in the wild which are located in old growth forests, frequently the habitat of endangered species including the spotted owl. Biomass from the wild Pacific yew tree has historically been obtained from its bark, which generally requires destroying the tree. As a result, there has been a considerable amount of public debate in the United States and other countries by environmental groups and others regarding the harvesting of bark from the wild Pacific yew tree. The Company halted harvesting bark from wild Pacific yew trees in 1994. See "--Corporate Strategy" and "--Biomass; Manufacturing."

  Others have developed taxane analogues which are similar, but not identical chemically, to paclitaxel. For example, Rhone-Poulenc Rorer ("RPR"), a large international pharmaceutical company, has developed docetaxel, one such taxane analogue, which is being marketed in various parts of the world outside the United States under the trademark Taxotere(R). Taxotere(R) has a different toxicity profile from paclitaxel and has side effects not seen in paclitaxel. In May 1996, the FDA approved Taxotere(R) for treatment of anthracycline-resistant breast cancer in patients without impaired liver function.

CORPORATE STRATEGY

  The Company's objective is to be the world's most efficient manufacturer of high quality paclitaxel. The Company's strategy for achieving its objective includes the following:

  Develop and Commercialize Paclitaxel Through Strategic Alliances. In order to promote the more rapid development and commercialization of NBT Paclitaxel, the Company has entered into long-term exclusive agreements with Faulding and IVAX. Pursuant to these agreements, Faulding and IVAX are responsible for obtaining regulatory approval, including designing and conducting clinical trials, as well as marketing NBT Paclitaxel in their respective territories. The Company is responsible for the manufacture of NBT Paclitaxel using its EIP/TM/ technology. Faulding, Australia's largest domestic pharmaceutical company with 1995 sales of approximately $1.3 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Southeast Asia and other countries throughout the world. In 1995, Faulding estimates that it captured more than half of the Australian paclitaxel market with ANZATAX/TM/ (Faulding's brand name for NBT Paclitaxel). IVAX, a diversified international health care company with 1995 sales of approximately $1.4 billion, is engaged in the research, development, manufacture and sale of branded and generic pharmaceuticals and other related health care and personal products and specialty chemicals. See"-- Strategic Alliances."

  Expand and Secure Renewable Biomass Supply Sources. In order to avoid the environmental issues surrounding the harvesting of wild Pacific yew biomass and to expand and secure a renewable biomass supply source, the Company implemented a plantation strategy by entering into the PBI Agreement to grow cloned ornamental yew trees and bushes. The Company expects to supplement its biomass obtained from PBI by entering into an additional agreement with a commercial grower of ornamental yew trees in the second quarter of 1996. Using its EIP/TM/ technology, the Company plans to extract paclitaxel and other taxanes from renewable biomass components such as needles and limbstock of trees and bushes grown on the plantations utilizing its proprietary technologies. See "--Biomass; Manufacturing."

  Scale-Up Manufacturing Process. In order to meet the supply needs of the Strategic Partners through 1999, the Company has commenced construction of a large-scale commercial EIP/TM/ manufacturing facility in the United States which the Company expects to complete and validate by 1997. The Company expects to augment its current manufacturing process with semi-synthesis production by 1999 either through the addition of semi-synthesis manufacturing capacity to its current EIP/TM/ facility under construction or the construction of a new semi-synthesis facility. See "--Biomass; Manufacturing."

CLINICAL STATUS OF NBT PACLITAXEL

  Pursuant to the agreements with the Strategic Partners, the Strategic Partners have primary responsibility for conducting clinical trials for regulatory approval of NBT Paclitaxel throughout the world, and the Company has primary responsibility for carrying out the procedures for regulatory approval relating to the Company's manufacturing processes. The Company has filed confidential Drug Master Files ("DMF") containing certain of the Company's proprietary manufacturing processes relating to the Company's manufacture of NBT Paclitaxel with regulatory agencies in the United States, Australia, Canada, Europe and Singapore. In addition, the Company performed the toxicological and preclinical characterization necessary for an IND for extracted paclitaxel.

  Existing regulatory approvals and statutes have a direct impact on the clinical and marketing strategy being pursued by the Company and its Strategic Partners. In December 1992, BMS obtained NDA approval in the United States for paclitaxel. Under the 1984 Waxman-Hatch Amendment (the "Waxman-Hatch Act") to the Food and Drug Cosmetic Act (the "FDA Act"), a non-patented drug such as paclitaxel which first gains approval through an NDA process is granted a five year period of marketing exclusivity which prevents submission by another party of an Abbreviated New Drug Application ("ANDA") for generic substitutes. The FDA will accept and review, however, an NDA submitted by a party during this period of exclusivity if incremental data is generated from the clinical trials supporting such NDA. A comparable statute to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. For these reasons, IVAX plans to file NDA(s) for NBT Paclitaxel. See "--Government Regulation and Product Approvals."

  IVAX.   IVAX is currently pursuing a strategy to obtain United States NDA approval of NBT Paclitaxel for the treatment of refractory breast and ovarian cancers. IVAX filed an IND with the FDA in June 1994. In October 1994, IVAX initiated its Phase I clinical trials of NBT Paclitaxel in the United States and in May 1995 initiated Phase II/III clinical trials. IVAX is currently conducting Phase II/III studies using NBT Paclitaxel in three indications, including refractory breast and ovarian cancers. The breast cancer trial is evaluating both a short-term and a long-term dosing schedule. IVAX expects to finish patient accrual for the breast cancer trial by year-end 1996. Patient accrual for the ovarian cancer trial has been completed. The clinical trial for the third undisclosed indication is ongoing. IVAX has publicly disclosed that it may be able to submit an NDA for NBT Paclitaxel for at least one indication during 1997. There can be no assurance, however, as to the completion of any clinical trials or as to whether IVAX will meet anticipated timetables or be successful in obtaining any necessary regulatory approvals or successfully market NBT Paclitaxel even if approval has been obtained.

   Faulding. In January 1995, Faulding received regulatory approval from Australian Therapeutic Goods Administration (the "TGA") to market ANZATAX/TM/ in Australia for the treatment of refractory breast and ovarian cancers. Under Australian law there is no exclusivity period, as is available in the United States or Europe, and therefore approval of a generic substitute was possible. Faulding has also conducted clinical investigations with ANZATAX/TM/ in order to support marketing in Australia and to support applications for regulatory approval in other countries. The Company and Faulding have obtained regulatory approval from the TGA for the Company to supply NBT Paclitaxel to Faulding from either Canadian or United States manufacturing facility. Faulding is also engaged in ongoing clinical research with NBT Paclitaxel with the goal of improving the effectiveness of combination therapies utilizing NBT Paclitaxel and expanding the number of disease indications treatable with NBT Paclitaxel. Faulting has filed certificates of free sale and requested marketing approval in various territories including Hong Kong, Cyprus, Egypt, Oman, Turkey, Kuwait, Saudi Arabia, Malaysia, Thailand, Indonesia and the Philippines.

  The Company plans to submit an SNDA for NBT Paclitaxel manufactured through a semi-synthesis process. Based on the SNDA approval process for BMS, the Company believes additional toxicological and stability data may be required prior to submission of an SNDA for manufacturing NBT Paclitaxel through a semi-synthesis process. Toxicology data may also be required to support production using different species of Taxus plants other than those in the original NDA filing. It is not anticipated that an SNDA could be filed before 1998, since an approved NDA will need to exist before an SNDA can be submitted. The requirements for an SNDA have not been discussed with the FDA. See "--Government Regulation and Product Approvals."

BIOMASS; MANUFACTURING

  Biomass. Paclitaxel and other taxanes necessary for the production of NBT Paclitaxel are present in many parts of various species of yew trees and bushes. Historically, the Company used the bark of the wild Pacific yew tree as a source of biomass from which to manufacture NBT Paclitaxel. The Company's EIP/TM/ technology was designed to allow extraction and purification of paclitaxel and other taxanes which can be synthesized into paclitaxel from renewable sources of biomass such as needles and limbstock harvested from ornamental yew trees and bushes. The Company ceased harvesting bark from the wild Pacific yew tree in 1994.

  In order to ensure a stable supply of biomass used in the production of NBT Paclitaxel, the Company entered into the PBI Agreement in 1993 and intends to supplement its supply of biomass obtained from PBI by entering into an additional agreement with a commercial grower of ornamental yew trees in the second quarter of 1996. The Company believes that these plantations will produce adequate biomass to support the commercial requirements of the Strategic Partners. By planting and propagating a reliable and renewable homogeneous biomass source, the Company believes that it may reduce its raw material costs, currently the Company's largest cost component in producing NBT Paclitaxel, while at the same time allowing it to increase the yield of NBT Paclitaxel. The Company made its first small-scale harvest pursuant to the PBI Agreement in the first quarter of 1996. The Company is also examining, however, other potential sources of biomass to ensure adequate, continuous and uninterrupted supply of biomass and to augment the biomass supplied from the plantations in the event demand exceeds current expectations.

  Manufacturing. The Company's current method of manufacturing NBT Paclitaxel utilizes its EIP/TM/ technology to isolate and purify paclitaxel from partially purified paclitaxel in the Company's small-scale manufacturing facilities in Boulder, Colorado and British Colombia Canada. Biomass is harvested from yew trees and bushes and delivered to a Canadian company which, pursuant to a contract with the Company, utilizes the Company's proprietary technology to extract paclitaxel. The Canadian company delivers partially purified paclitaxel to the Company's small-scale manufacturing facilities in Boulder, Colorado and British Columbia, Canada. At these two facilities, the impure paclitaxel goes through an isolation and purification process and the resulting active drug substance is delivered to Faulding's final fill and finish facility in Australia where NBT Paclitaxel is formulated by Faulding for final packaging for both itself and IVAX. Each small-scale manufacturing facility has been inspected by the TGA and approved for the commercial production of NBT Paclitaxel for sale in Australia. TGA approval applies to the extraction, isolation and purification of naturally-occurring paclitaxel from both the bark of the wild Pacific yew tree as well as from other raw material sources. On a combined basis, these facilities have adequate capacity to meet clinical and commercial demand through the launch of commercial sales of NBT Paclitaxel in the United States. The Company plans to seek initial FDA approval of its manufacturing processes which utilize both bark sources of biomass as well as non-bark sources of biomass obtained from the needles and limbstock of ornamental yew trees and bushes in the production of NBT Paclitaxel. There can be no assurance that such regulatory approval will be obtained.

  The Company is currently refining and scaling-up its EIP/TM/ technology for use in a large-scale commercial manufacturing facility which is being built in Boulder. The Company plans to complete construction and validation of this facility in 1997. The Company believes that this facility will have adequate capacity to meet the demands of the Strategic Partners through the startup of a semi-synthesis manufacturing facility currently scheduled for completion in 1999. Upon completion of validation, but prior to approval of the NDA for NBT Paclitaxel, the Company anticipates the facility and process intended to be used for commercial launch of the production will be inspected by the FDA. Approval of the facility will be a component of the FDA's approval of the NDA. There can be no assurance that FDA approval will be received or that a commercially viable operating facility will be completed or that scale-up of the facility, once completed, will receive governmental approval.

  The Company is also developing, and has applied for patent protection for, a semi-synthesis process for manufacturing NBT Paclitaxel from certain other taxanes contained in renewable biomass sources. Semi-synthesis manufacturing, initially involves extraction of paclitaxel and other taxanes from yew sources such as renewable needles and limbstock. Unlike extraction, however, which attempts to isolate and purify only paclitaxel, semi-synthesis isolates and purifies additional taxanes. Through a chemical synthesis process, these other taxanes are converted into paclitaxel. Accordingly, since both paclitaxel and other taxanes are used in semi-synthesis, the Company expects to be able to increase the paclitaxel yield from its biomass source.

  Faulding's final fill and finish facility has been inspected by the FDA for other products and operates in compliance with United States cGMP standards.
The Company believes that Faulding's facility will have the capacity to meet the anticipated needs of the Strategic Partners for the foreseeable future. There is no assurance, however, that a commercially viable operating facility will be completed or that scale-up of the facility, once completed, will receive governmental approval.

  In addition, the Company's has a contract with the Canadian company for small-scale extraction. In order for the Company to meet the expected increase in demand for NBT Paclitaxel once commercialized, the Company must either contract out its extraction requirements or build large scale extraction facility. There can be no assurance that a third party contract for such extraction can be obtained on commercially reasonable terms or that an extraction facility can be constructed in a timely fashion and receive the necessary regulatory approvals. The failure of the Company to secure a large scale extraction contract or to construct a regulatory-approved extraction facility on a timely basis would have a material adverse effect on the Company.

STRATEGIC ALLIANCES

  The Company's primary strategy is to develop its proprietary EIP/TM/ technology and control the manufacturing process of NBT Paclitaxel and regulatory procedures associated therewith while assigning responsibility for the performance of clinical trials and regulatory procedures and the sale, marketing and distribution of NBT Paclitaxel to large international pharmaceutical companies. To implement this strategy, the Company has formed strategic alliances through long-term exclusive agreements with each of Faulding and IVAX. Pursuant to such arrangements, each Strategic Partner has agreed to fund and, with the Company's input, oversee the clinical trials required to obtain regulatory approvals for commercializing NBT Paclitaxel in their respective territories. The Company is responsible for supplying the Strategic Partners with NBT Paclitaxel for clinical trials and each Strategic Partner is required to purchase all of its paclitaxel requirements from the Company. Under the terms of each respective agreement, IVAX and Faulding each pay a fixed price for NBT Paclitaxel for non-commercial sales and approximately 30-40% of revenues for NBT Paclitaxel sold commercially. The Company believes that through its agreements with Faulding and IVAX, it will be able to take advantage of their expertise in clinical testing and sales, marketing and distribution. As a result, the Company believes it may be able to compete more effectively with BMS, RPR, generic drug manufacturers and other companies, research organizations and academic institutions that are developing paclitaxel and are attempting to develop new and advanced forms of anti-cancer drugs.

  Faulding. Faulding, Australia's largest domestic pharmaceutical company with 1995 sales of approximately $1.3 billion, actively markets anti-cancer pharmaceuticals and other health care products in Southeast Asia and other countries throughout the world. In 1995, Faulding estimates that it captured more than half of the Australian paclitaxel market with ANZATAX/TM/. In 1992 the Company originally entered into a development and marketing agreement (the "Faulding Agreement") with Faulding. The Faulding Agreement, as restated and amended, has an initial term of 20 years and will continue thereafter from year to year unless terminated in writing by either party.

  The Faulding Agreement grants Faulding the exclusive right to develop and market NBT Paclitaxel in ten countries, including Australia, New Zealand and much of Southeast Asia. The Faulding Agreement also grants Faulding the non-exclusive right to sell NBT Paclitaxel in certain countries in the Middle East. Pursuant to the Faulding Agreement, Faulding is required to purchase all of its requirements of paclitaxel from the Company, except in certain circumstances where the Company is unable to supply Faulding's requirements.

  In the March 1995 amendment to the Faulding Agreement, Faulding agreed to convert certain prepaid product sales and deferred revenue in an amount of $1.1 million which would have become due in 1995 and 1996 into a note in aggregate principal amount of $1.2 million, maturing in 1997. The terms of the note provide that the Company will pay interest quarterly on amounts which would have been payable to Faulding had the conversion not occurred, at an annual rate of 9%.

  Faulding may terminate the Faulding Agreement: (i) upon the reorganization or insolvency of the Company; (ii) if Faulding becomes controlled by a pharmaceutical company that sells paclitaxel in the Faulding territory; (iii) if the Company becomes controlled by IVAX or BMS; (iv) if the Company is purchased by a pharmaceutical company which sells paclitaxel in the Faulding territory and that company refuses to be bound by the terms of the Faulding Agreement; or (v) the Company is unable to meet the paclitaxel supply requirements of Faulding. The Company may terminate the Faulding Agreement: (i) upon the reorganization or insolvency of Faulding; or (ii) in certain circumstances, upon a change in control of Faulding.

  The Company is required to indemnify Faulding pursuant to the Faulding Agreement for any defect in the NBT Paclitaxel that is shipped to Faulding and for uncured breaches of the Company's representations and warranties under the Faulding Agreement. Faulding is required to indemnify the Company against all losses resulting from a defect in a product manufactured by Faulding which contains NBT Paclitaxel and in a product formulated, stored, handled, promoted, distributed, registered or sold by Faulding which contains NBT Paclitaxel.

  In connection with the Company's IPO in August 1994, Faulding purchased 400,000 shares of the Company's nonvoting common stock (the "Nonvoting Common Stock") and 400,000 warrants to purchase Nonvoting Common Stock. See "Description of Capital Stock--Nonvoting Common Stock."

  IVAX. IVAX, a diversified international health care company with 1995 sales of approximately $1.4 billion, is engaged in the research, development, manufacture and sale of branded and generic pharmaceuticals and other related health care and personal products and specialty chemicals. In 1993 the Company entered into a development and marketing agreement (the "IVAX Agreement") with IVAX (through IVAX's subsidiary, Baker Norton Pharmaceuticals, "BNP"). The IVAX Agreement has an initial term of 20 years and will continue thereafter from year to year unless terminated in writing by either party. Pursuant to the IVAX Agreement, IVAX is required to purchase all of its requirements of paclitaxel from the Company except in certain circumstances where the Company is unable to supply IVAX's requirements.

  Either IVAX or the Company may terminate the IVAX Agreement if the other party materially breaches the agreement under certain circumstances. In addition, IVAX may terminate the IVAX Agreement if the Company fails to meet the paclitaxel supply requirements of IVAX for a continuing three year period.

  The Company is required to indemnify IVAX pursuant to the IVAX Agreement for any defect in the NBT Paclitaxel that is shipped to IVAX and for uncured breaches of the Company's representations and warranties under the IVAX Agreement. IVAX is required to indemnify the Company against all losses resulting from a defect in a product manufactured by IVAX which contains NBT Paclitaxel and is a product formulated, stored, handled, promoted, distributed, registered or sold by IVAX which contains NBT Paclitaxel.

  IVAX, through its subsidiary D&N Holding Company ("D&N"), currently owns 1,126,398 shares of the Common Stock. See "Principal Stockholders."

MARKETING AND SALES

  All marketing and sales of NBT Paclitaxel will be conducted by the Strategic Partners. Each of the Strategic Partners have established sales forces with demonstrated sales capability to effectively market pharmaceutical products. The Company has no sales force and has only limited marketing capabilities and has no present intention to establish a sales or marketing force. The Company expects that sales to the Strategic Partners will account for substantially all of the Company's revenues for the foreseeable future. As a result, the loss of either Strategic Partner as a customer, in the absence of a comparable alternative strategic alliance arrangement, would have a material adverse effect on the Company. See "--Strategic Alliances."

COMPETITION

  The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for financing, executive talent, intellectual property and product sales. The Company competes with all entities developing and producing therapeutic agents for cancer treatment. The success of competitors in entering the market for paclitaxel may reduce the Company's potential market share and reduce the price of NBT Paclitaxel, each of which could have a material adverse effect on the Company. In addition, regulatory approval and marketing are being handled exclusively by the Strategic Partners. Although the Company believes the Strategic Partners have capable clinical and marketing abilities, there can be no assurance that the Strategic Partners will be capable or effective in gaining regulatory approval on a timely basis, if at all, and competing on a global basis with existing or new competitors.

  BMS, the worlds largest oncology company with 1995 sales of paclitaxel of approximately $560 million, is already marketing paclitaxel commercially in the United States, Australia, Canada, Europe and certain other territories. In addition RPR has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere(R). Taxotere(R) has a microtubule binding mechanism of action similar to that of paclitaxel. Taxotere(R) is approved in the European Community, Australia, Canada and a number of other countries. In May 1996, the FDA approved Taxotere(R) for treatment of anthracycline-resistant breast cancer in patients without impaired liver function. Treatment with Taxotere(R), however, leads to certain side effects not found with paclitaxel. It is anticipated, however, that Taxotere(R) will compete with NBT Paclitaxel, potentially eroding NBT Paclitaxel sales.

  Furthermore, upon expiration in December 1997 of the five-year marketing protection from generic competition currently provided to BMS paclitaxel by the Waxman-Hatch Act, the Company will be subject to competition from generic pharmaceuticals producers. In Europe, a similar exclusivity period will end 10 years after BMS's initial approval. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing production of, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

  Many of the Company's competitors, most notably BMS and RPR, have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than the Company. The Company's competitors may succeed in developing products that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. Many companies and research institutions are also seeking means to obtain paclitaxel and taxanes from non-bark renewable biomass components of yew trees and other sources in order to increase paclitaxel yields, avoid environmental concerns and reduce the cost of biomass. In addition, the Company is aware of several potential competitors that have developed and patented or are developing various processes for producing paclitaxel and paclitaxel-related substances semi-synthetically, which resulted or may result in products that are equally as effective as the paclitaxel extracted from bark. Although the Company believes that production of fully synthetic paclitaxel is not currently commercially viable, the discovery by a third party of a cost-effective means to fully synthesize paclitaxel in commercial quantity or the manufacture of taxane derivatives or analogs that are more efficacious than Paclitaxel in treating cancer could have a material adverse effect on the Company. See "Risk Factors--Rapid Technological Change; Intense Competition."

PATENTS AND PROPRIETARY TECHNOLOGY

  Where appropriate, the Company seeks protection of its proprietary technology by applying for patents in the United States and abroad. The Company owns three issued United States patents and has several United States patent applications pending. The Company has filed patent applications in certain other areas of the world and expects to make additional filings as it believes appropriate. In addition, the Company has obtained licenses from third parties to use their proprietary technology, for which patent applications have been filed in the United States and in certain other areas of the world. There can be no assurance that either the Company's or its licensors' existing patent applications will become issued patents, that the Company will be able to obtain any necessary or desired additional licenses to patents or technologies of others or that the Company will be able to develop its own additional patentable technologies. In addition, there can be no assurance that any future patent applications or patents issued to the Company will provide it with competitive advantages or will not be challenged as infringing upon the patents or proprietary rights of others or will not be invalidated, or that the patents or proprietary rights of others will not have a material adverse effect on the ability of the Company to do business. Patent applications in the United States are maintained in secrecy until patents are issued and patent applications in certain other countries generally are not published until more than 18 months after they are filed. In addition, publication of scientific or patent literature often lags behind actual discoveries. As a result, the Company cannot be certain it or any of its licensors was the first creator of inventions covered by the Company's or its licensors' pending patent applications or that the Company or its licensors were the first to file such applications. Furthermore, there can be no assurance that others will not independently develop similar technology or, if patents are issued to the Company, that others will not design technology to circumvent the Company's patents or proprietary rights.

  A substantial majority of the Company's proprietary technology is not protected by patents, and is held by the Company as trade secrets. The Company's success will depend in part on its ability to protect these trade secrets for extracting, isolating and purifying paclitaxel and other technology. The Company relies on proprietary know-how and confidential information and employs various methods, such as entering into confidentiality and non-compete agreements with its current employees and with third parties to whom it divulges proprietary information, to protect the processes, concepts, ideas and documentation associated with its technologies, including its paclitaxel production process. Such methods may afford incomplete protection and there can be no assurance that the Company will be able to adequately protect its trade secrets or that other companies will not acquire information which the Company considers to be proprietary. In addition, if the Company is unable to fulfill its contractual obligations to IVAX relating to its supply of NBT Paclitaxel, the Company may, under certain circumstances, be contractually obligated to disclose proprietary manufacturing information to IVAX. The inability to maintain its proprietary technologies for its exclusive use could have a material adverse effect on the Company.

  The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. Paclitaxel is an unpatentable, naturally occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, however, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. Certain of these patents are owned by BMS and RPR, two of the Company's primary competitors. In the event that the Company's technology, products or activities are deemed to infringe upon the rights of others, the Company could be subject to damages or enjoined from using such technology, or the Company could be required to obtain licenses to utilize such technology. No assurance can be given that any such licenses would be made available on terms acceptable to the Company, or at all. If the Company were unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the patents or rights infringed upon, or could find the development, manufacture or sale of products requiring such licenses to be foreclosed. In addition, the Company could experience a loss of revenues and may incur substantial costs in defending itself and indemnifying the Strategic Partners in patent infringement or proprietary rights violation actions brought against it or either of the Strategic Partners. The Company could also incur substantial costs in the event it finds it necessary to assert claims against third parties to prevent the infringement of its patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on the Company, even if the eventual outcome were favorable.

  In August 1994, BMS received two Australian petty patents claiming certain methods of administering paclitaxel. Australian petty patents have a maximum term of six years, are allowed to contain only three claims (one independent and two dependent) and are granted on the basis of a prior act search which is significantly more limited in scope than the searches done prior to issuance of regular patents. Following publication of these patents, Faulding instituted legal action to revoke these patents on the grounds that the patent claims are invalid and that the subject matter claimed in the patents was already known prior to the claimed date of invention. In February 1995, BMS brought legal action against Faulding, based upon these patent claims, seeking an injunction against Faulding to prevent Faulding from marketing NBT Paclitaxel pursuant to Faulding's generic approval. In March 1995, the Australian court denied BMS's request to enjoin Faulding from marketing NBT Paclitaxel. The Company understands, based on communications with Faulding, that BMS's claims will likely be resolved in conjunction with Faulding's revocation action later in 1996 or early in 1997 and based upon its review of the information disclosed publicly prior to the BMS patent application and its discussions with Faulding, the Company believes that BMS's claims will be successfully resisted. No assurance can be given, however, that BMS will not obtain an injunction against Faulding which could prevent Faulding from marketing NBT Paclitaxel in Australia. If Faulding were prevented from marketing NBT Paclitaxel in Australia pursuant to its generic approval, Faulding would be unable to market NBT Paclitaxel for commercial sale in Australia until such time as Faulding obtains its own non-generic approval which will require substantial clinical trials and regulatory approval. There can be no assurances, however, that Faulding will be able to obtain its own non-generic approval in such circumstances. If BMS is successful in enforcing its patent claims against Faulding such that Faulding is unable to sell NBT Paclitaxel in Australia, such a result would have a material adverse effect on the Company.

GOVERNMENT REGULATION AND PRODUCT APPROVALS

  The production and marketing of NBT Paclitaxel and the Company's research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to FDA regulation. The FDC Act, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, quality, safety, efficacy, labeling, storage, advertising and promotion of paclitaxel. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The marketing of drugs may not begin without FDA approval.

  The steps required before a pharmaceutical may be marketed in the United States include: (i) preclinical laboratory tests, animal pharmacology, toxicology studies and formulation studies; (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. The FDA may refuse to approve an NDA if the applicant does not demonstrate to the FDA's satisfaction that it can manufacture the drug in compliance with the FDA's cGMP regulations. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with cGMP regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

  Preclinical studies include the laboratory evaluation of in vitro cytotoxicity, pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to cGMP, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. The data in an IND consists of animal data on safety and efficacy, possibly human data from a related use, chemistry, formulation and manufacturing data. If the FDA objects, the study may not commence. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

  Clinical trials involve the administration of the investigational new drug to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, the safety of human subjects and the possible liability of the institution. The company sponsoring the trials is required to select qualified investigators to supervise the administration of the drug and to ensure that the trials are adequately monitored in accordance with FDA regulations.

  Clinical trials typically are conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to:
(i) determine the efficacy of the drug for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Clinical trials require substantial time and effort. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all. Furthermore, although clinical trials have been completed to date, the Company, the Strategic Partners or the FDA may modify, suspend or terminate clinical trials at any time if they feel that the subjects or patients are being exposed to an unacceptable health risk.

  The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. An NDA is a systematic compilation of data, analysis and conclusions on a new drug product based on studies conducted under an IND. The NDA testing and approval process requires substantial time and effort, and there can be no assurance that approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug, or if other applicable regulatory criteria are not satisfied. In addition, the FDA may require additional testing or information, or require post-marketing testing and surveillance. Notwithstanding the submission of complete data, the FDA may ultimately decide that the application does not satisfy its criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing or if previously unknown information demonstrates a lack of safety or effectiveness. Following an approved NDA, an SNDA may be submitted to the FDA which requests a change in the existing approval. An SNDA can be for changes in manufacturing, quality control or clinical data or for changes in product labeling such as indications or warnings.

  Manufacturers of drugs sold in the United States are required to satisfy the FDA that their manufacturing facilities and processes adhere to applicable standards for cGMP and to engage in extensive record keeping and reporting. Thus, even if regulatory approval for NBT Paclitaxel is granted, the Company's current and any future facilities will be subject to periodic review and inspections by the FDA or the analogous regulatory authorities of other countries for compliance with cGMP or similar foreign regulatory standards. Compliance with cGMP regulations requires substantial time, attention and financial resources. Following inspections of the Company's United States and Canadian manufacturing facilities by a cGMP Auditor of the Australian TGA, the TGA issued approvals to the Company as an Australian cGMP compliant paclitaxel manufacturer. The Company's facilities, however, have not been inspected by the FDA for regulatory compliance purposes. There can be no assurance that the FDA or foreign regulatory authorities other than the TGA will find the Company's current facilities to be in compliance with United States cGMP regulations or analogous foreign standards. Subsequent discovery of previously unknown problems with NBT Paclitaxel or the Company's manufacturing facilities may result in restrictions, including withdrawal of NBT Paclitaxel from the market. Failure to comply with the applicable regulatory requirements by either the Company or its Strategic Partners could, among other things, result in criminal prosecution and fines, product recalls, product seizures and operating restrictions.

  The Company is also subject to United States laws and regulations applicable to exporting drugs. On April 26, 1996, the export provisions in the FDC Act were amended in Chapter 1A of Title II, Supplemental Appropriations For The Fiscal Year Ending September 30, 1996, in the "FDA Export Reform and Enhancement Act of 1996" to authorize the export of a drug before marketing approval is obtained in the United States, to any country, if the drug (a) complies with the laws of the importing country, and (b) has valid marketing authorization by the appropriate authority in a country listed by the statute, one of which is Australia. The Company has received valid marketing authorization from Australia. Thus, if the other statutory conditions are met, the Company believes that future exports from the United States of NBT Paclitaxel labeled in accordance with the laws of Australia and, for countries other than Australia, of the importing country, should be permissible without an FDA permit or other FDA approval.

  The Company is also subject to, among others, the regulations of Canada, the Province of British Columbia, the United States Environmental Protection Agency, the Department of Interior (United States Fish and Wildlife Services and the Bureau of Land Management), the Department of Agriculture (United States Forest Service) and other countries and regulatory agencies. Pursuant to the National Environmental Policy Act, certain United States agencies have prepared an Environmental Impact Statement that addresses the impact of harvesting wild Pacific yew trees, including cutting down wild Pacific yew trees on federally-managed land. The Company ceased harvesting bark in August 1994, although the Company has in its inventory bark obtained from the wild Pacific yew. The Company is also subject to federal, state and local laws and regulations governing the use and disposal of hazardous materials as well as regulations imposed by the Occupational Safety and Health Administration governing worker safety. There can be no assurance that the Company is at all times in complete compliance with all such requirements. The Company has made and will continue to make expenditures to comply with enviromental requirements. Compliance with these regulations is time-consuming and expensive. The failure to comply with these regulations, however, could have a material adverse effect on the Company.

  The adoption by federal, state or local governments of significant new laws or regulations or a change in the interpretation or implementation of existing laws or regulations relating to environmental or other regulatory matters could increase the cost of producing NBT Paclitaxel, delay regulatory approval or otherwise adversely affect the Company's ability to produce or sell NBT Paclitaxel. Adverse governmental regulations which might arise from future legislative or administrative regulations or other actions cannot be predicted. In addition, the Company's activities have been opposed by the Oregon Natural Resources Council ("ONRC") because of their concern over wild Pacific yew in old growth forests. Even though the Company no longer harvests biomass from the bark of the wild Pacific yew, there can be no assurance that the ONRC and other environmental activist groups will not oppose other activities of the Company, which may have the effect of delaying or halting production of NBT Paclitaxel, each of which could have a material adverse effect on the Company.

  Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

  The Company has filed confidential Drug Master Files ("DMF"s) containing certain of the Company's proprietary manufacturing processes with regulatory agencies in the United States, Australia, Canada, Europe and Singapore, relating to the Company's manufacture of NBT Paclitaxel. Faulding, using the Company's Australian DMF, has received a marketing approval in Australia for NBT Paclitaxel for treating refractory ovarian and breast cancers. Additionally, Faulding has completed clinical trials with NBT Paclitaxel in Australia, which may form the basis for applications for further marketing approvals in Australia and other countries where Faulding has the right to market NBT Paclitaxel. Faulding is also engaged in ongoing clinical research with NBT Paclitaxel with the goal of improving the effectiveness of paclitaxel treatment in combination therapies and expanding the number of disease indications treatable with paclitaxel. There is no assurance that Faulding's efforts to expand the use of NBT Paclitaxel outside the United States will be successful.

  IVAX, using the Company's United States DMF, filed an IND with the FDA in June 1994 relating to NBT Paclitaxel and began its Phase I clinical trials relating to NBT Paclitaxel in the United States in October 1994. IVAX began Phase II/III clinical trials in May 1995. Based upon communications from IVAX, it is estimated that the earliest IVAX could file a NDA seeking commercial approval to sell NBT Paclitaxel in the United States is 1997. No assurance can be given, however, regarding the timely completion of any clinical trials or whether any regulatory approvals will be obtained by IVAX to market NBT Paclitaxel in the United States or other countries.

RESEARCH AND DEVELOPMENT

  During the years ended December 31, 1993, 1994 and 1995 the Company spent approximately $3.5 million, $3.9 million and $4.6 million, respectively, on Company sponsored research and development activities and to produce NBT Paclitaxel sold to its Strategic Partners (including $1.2 million and $0.3 million in plantation development fees in 1994 and 1995, respectively). Research and development is expected to remain a significant cost component of the Company's business. In the short term, research and development is expected to concentrate primarily on: (i) improving paclitaxel yield and reducing production costs; (ii) developing the Company's semi-synthesis process for paclitaxel production; and (iii) improving the yields of the Company's production methodology for processing needles and limbstock. The Company will focus its internal efforts on process development and plans to contract out research considered essential, but for which it lacks facilities or staff.

FOREIGN AND DOMESTIC OPERATIONS; EXPORT SALES

  The following table sets forth, for the past three fiscal years, and the three months ended March 31, 1995 and 1996 revenue, profitability (operating loss), and identifiable assets attributable to the Company's U.S. and foreign operations (amounts in thousand dollars):


                                                                        THREE MONTHS
                                         YEAR ENDED DECEMBER 31        ENDED MARCH 31
                                       --------------------------    ----------------
                                       1993       1994       1995     1995      1996
                                       ----       ----       ----    -----      -----
Sales to Unaffiliated Customers
   United States (1)                  $ 1,248    $   854   $ 2,054   $  979   $   214
   Foreign                                 --        148       569      169       477

Operating Loss



   United States                       (4,954)    (5,914)   (3,851)    (620)   (1,473)
   Foreign                                 --        (68)     (433)     (26)     (325)

Identifiable Assets
   United States                        2,120      4,304     5,133    3,633     4,660
   Foreign                                 --        672     6,820      818     5,546

- ------------------------------

(1)  Includes export sales of $998 in 1993 and $1,392 in 1995.


  Foreign sales include sales of product manufactured and shipped from NaPro Canada, the Company's Canadian subsidiary. Such products sold by NaPro Canada to the Company are then re-sold to Faulding for use outside the United States. Such "exported" products never physically enter the United States.

  Sales of NBT Paclitaxel into foreign markets accounted for approximately 75% of the Company's revenues for the year ended December 31, 1995 and 69% of the Company's revenues for the three months ended March 31, 1996. The Company anticipates that a significant portion of its revenues will continue to be derived from sales of its products in foreign markets until such time, if ever, as IVAX receives approval for commercial sale of NBT Paclitaxel in the United States.

  A substantial portion of the Company's revenues and operations will thus continue to be subject to the risks associated with foreign business, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in, the level of customs duties, export quotas, drug regulatory restrictions or other regulatory or trade restrictions could have an adverse effect on the Company.

EMPLOYEES

  As of March 31, 1996 the Company had 67 full time and four part time employees, of whom six hold Ph.D. or M.D. degrees. Four employees were engaged in biological and clinical research, eight in chemistry, 16 in quality control/quality assurance, 26 in manufacturing and 13 in general administration and finance. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES
- ------  ----------

  The Company leases approximately 54,000 square feet of space in Boulder, Colorado, which will be used for research and development and commercial-scale manufacturing upon completion of improvements and installation and validation of equipment. This facility currently is used for the Company's executive offices and warehousing of raw materials and equipment. The Company leases an additional 5,900 square feet of space in Boulder, of which 1,300 square feet is used for research and development and 4,600 square feet is used for manufacturing. The Company leases a facility of approximately 3,400 square feet in British Columbia, Canada which is used for manufacturing. The Company leases an additional 10,090 square foot facility in British Columbia, Canada which the Company subleases. The Company has an option to purchase 7.3 acres of land in Longmont, Colorado as a potential site on which to build a manufacturing facility.



ITEM 3. LEGAL PROCEEDINGS
- ------  -----------------

  The Company is not currently engaged in any material legal proceedings. See "--Patents and Proprietary Technology."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------


  The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Financial Statements and Notes included elsewhere in this Prospectus. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL

  The Company has devoted its efforts primarily to the development and implementation of its EIP/TM/ technology for producing NBT Paclitaxel. The Company is currently dependent exclusively on sales of NBT Paclitaxel for revenues. Through March 31, 1996, the Company's production of NBT Paclitaxel was limited primarily to research and pilot-scale production, and most of the Company's product sales were for use in clinical trials and for research and development purposes. Accordingly, the Company has generated only limited revenues from such activities and has incurred significant operating losses, including operating losses of approximately $5.0 million, $6.0 million and $4.3 million for the years ended December 31, 1993, 1994 and 1995, respectively, and $1.8 million for the three months ended March 31, 1996 resulting in an accumulated deficit of $20.5 million as of March 31, 1996. The Company expects that it will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research and development activities. The Company anticipates that operating losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company believes that its ability to generate such revenues depends primarily on the ability of its Strategic Partners to obtain regulatory approval for the commercial sale of NBT Paclitaxel, on the Company's ability to obtain regulatory approval for its manufacturing facilities and on the Company's ability to construct manufacturing facilities that produce quantities of paclitaxel sufficient to supply the Strategic Partners' requirements for commercial sales. Moreover, the Company's future growth and profitability will depend on the success of the Strategic Partners in fostering acceptance in the oncological market for NBT Paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents.

  In January 1995, Faulding received approval to market NBT Paclitaxel commercially in Australia under their trade name ANZATAX/TM/. Although the Company's revenues have increased as a result of this approval, the Company does not currently expect to reach profitability at December 31, 1996. The ability of Faulding to continue to market NBT Paclitaxel in Australia pursuant to Faulding's marketing approval and the success of these marketing efforts will continue to have a material effect on the Company's revenues, profitability and capital requirements.

  In July and August of 1995, the Company completed private placements of two series of preferred stock. The proceeds of these offerings were used to establish and upgrade Canadian and United States manufacturing facilities and to fund the Company's operating expenditures and planned capital expenditures and additional plantation development.

RESULTS OF OPERATIONS

  The Company was in the development stage through December 31, 1994. Comparison of operations between years and historical trends do not necessarily indicate future trends and operating results of the Company.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

  Revenue. Operating revenues decreased $0.4 million to $0.7 million for the three months ended March 31, 1996 from $1.1 million for the three months ended March 31, 1995. This decrease was attributable primarily to the timing of product deliveries to the Strategic Partners, which may vary significantly from quarter to quarter.

  Research, Development and Costs of Products Sold. Research, development and cost of products sold expenses increased $0.7 million to $1.8 million for the three months ended March 31, 1996 from $1.1 million for the three months ended March 31, 1995. The increase was due primarily to an increase in process development and research expenses, as well as higher production costs.

  General and Administrative Expenses. General and administrative expenses ("G&A") increased $0.2 million to $0.7 million for the three months ended March 31, 1996 from $0.5 million for the three months ended March 31, 1995. This increase was due primarily to an increase in facility costs and an increase in administrative and support staff.

  Plantation Costs. Plantation costs decreased $0.3 million to $0.0 for the three months ended March 31, 1996 from $0.3 million for the three months ended March 31, 1995, reflecting the completion of research related to plantation development as of December 31, 1995. The Company performed a pilot harvest of the PBI plantation in 1996 and believes the technology has been adequately developed to assure the plantation can function as a long-term renewable source of biomass and, consequently, future plantation development payments will be capitalized and amortized over the expected life of the plantation as biomass is harvested.

  Interest Income. Interest income increased $0.1 million to $0.1 million for the three months ended March 31, 1996 from $0.0 million for the three months ended March 31, 1995. This increase was the result of larger free cash balances. Interest income may become a more significant portion of operations as a result of additional cash which may be raised by either through a follow-on offering of Common Stock of which the Company's intent to file was disclosed on April 22, 1996 or through any exercise of currently outstanding redeemable warrants.

  Interest and Other Expenses. Interest and other expenses increased slightly for the three months ended March 31, 1996 from the three months ended March 31, 1995. The increase was the result of borrowings under equipment financing leases which were put in place in the fourth quarter of 1995. Interest expense is expected to increase as borrowings on the equipment lease line of credit are expected to increase from approximately $0.3 million at December 31, 1995 to an expected value of approximately $1.5 million at June 30, 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Revenue. Operating revenues increased $1.6 million to $2.6 million for the year ended December 31, 1995 from $1.0 million for the year ended December 31, 1994. The increase was attributable primarily to the timing of product deliveries to the Strategic Partners, as well as changes in pricing associated with commercial sales of NBT Paclitaxel in Australia. Through December 31, 1995, the majority of product sales had been for use in clinical trials and for research and development purposes. Such sales are unpredictable in nature. Although initial commercial sales commenced in January 1995, the Company expects these sales to be unpredictable until such time as the markets of the Strategic Partners have been established and proven.

  Research, Development and Costs of Products Sold. Research, development and cost of products sold expenses increased $1.6 million to $4.3 million for the year ended December 31, 1995 from $2.7 million for the year ended December 31,1994. The increase was due primarily to an increase in the level of process development and research, including higher production costs due to higher production volumes.

  General and Administrative Expenses. G&A increased $0.3 million to $2.3 million for the year ended December 31, 1995 from $2.0 million for the year ended December 31, 1994. The increase was due primarily to a general increase in administrative and related support staff.

  Faulding Royalty Expense and Plantation Development Expense. Plantation costs decreased $0.9 million to $0.3 million for the year ended December 31, 1995 from $1.2 million for the year ended December 31, 1994. Higher costs during 1994 reflect the additional cost of establishing the plantation as opposed to ongoing maintenance in 1995 (see Note 8 to the Financial Statements).

  Interest Income. Interest income increased $0.2 million to $0.4 million for the year ended December 31, 1995 from

$0.1 for the year ended December 31, 1994. This increase was the result of larger average free cash balances.

  Interest and Other Expenses. Interest and other expenses decreased $0.2 million to $0.1 million for the year ended December 31, 1995 from $0.3 million for the year ended December 31, 1994. The decrease was the result of the absence of interest on bridge loans which were paid off in 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

  Revenues. Operating revenues decreased $0.2 million to $1.0 million for the year ended December 31, 1994 from $1.2 million for the year ended December 31, 1993. The decrease was attributable primarily to the timing of product deliveries to the Strategic Partners.

  Research, Development and Costs of Products Sold. Research and development expenses decreased $0.8 million to $2.7 million for the year ended December 31, 1994 from $3.5 million for the year ended December 31, 1993. The decrease was due primarily to decreases in production of NBT Paclitaxel for research purposes, as well as substantial completion of NBT Paclitaxel product development efforts.

  General and Administrative Expenses. G&A decreased $0.7 million to $2.0 million for the year ended December 31, 1994 from $2.7 million for the year ended December 31, 1993. The decrease was attributable primarily to decreased legal costs relating to the negotiation of the agreements with the Strategic Partners and certain intellectual property dispute proceedings that were resolved in 1994.

  Faulding Royalty Expense and Plantation Development Expense. During 1994, the Company recorded a $1.0 million nonrecurring expense for the elimination of the Faulding royalty (see Note 6 to the Financial Statements) and $1.2 million for plantation development expenses resulting from the amortization of prepaid plantation costs (see Note 8 to the Financial Statements).

  Extraordinary Expense. During 1994, the Company incurred an extraordinary loss on early extinguishment of debt totaling $0.5 million (See Note 6 to the Financial Statements), resulting from one-year bridge notes issued in March and April of 1994, which were prepaid at a premium in connection with the IPO in August 1994.

  Interest Income. Interest income increased $0.1 million to $0.2 million for the year ended December 31, 1994 from $0.1 million for the year ended December 31, 1993. The increase was a result of increased average free cash balances.

  Interest and Other Expense. Interest and other expenses increased $0.3 million to $0.3 million for the year ended December 31, 1994 from $0.0 million for the year ended December 31, 1993. The increase was primarily the result of interest expense recorded on the bridge notes outstanding from March through August 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's capital requirements have been and will continue to be significant. As of March 31, 1996, the Company had a working capital balance of $6.7 million. This compared to a working capital balance of $2.4 million as of March 31, 1995. To date, the Company has been dependent primarily on net proceeds of the IPO of approximately $7.4 million, on private placements of its equity securities aggregating approximately $18.9 million (including proceeds of approximately $10.2 million during 1995), and on loans and advances from its stockholders and the Strategic Partners to fund its capital requirements.

  Working Capital and Cash Flow. Cash and cash equivalents decreased $2.2 million to $4.9 million for the three months ended March 31, 1996 from $7.1 million at December 31, 1995. Net cash provided by financing activities was offset by $2.1 million used in operating activities and $0.2 million used in investing activities. Cash and cash equivalents increased $6.2 million to $7.1 million at December 31, 1995 from $0.9 million at December 31, 1994. Net cash provided by financing activities was partially offset by cash used in operations of $3.0 million, in capital expenditures totaling $1.2 million and net purchases of investments of $0.1 million.

  Inventories decreased $0.2 million to $1.2 million in the year ended December 31, 1995 from $1.4 million at December 31, 1994. The amount of product held as finished goods equivalents in work-in-progress inventories as well as finished goods inventories is dependent on a number of factors, including the shipping requirements of the Strategic Partners and the Company's production planning for meeting those needs. Inventory balances may vary significantly during product development and launch periods. The Company plans to make significant biomass investments during 1996.

  Capital Expenditures. The Company expended $0.1 million for capital projects during the first quarter of 1996. The Company expended $1.2 million and $0.6 million, respectively, during 1995 and 1994, for capital projects. These expenditures were primarily made to build the Canadian small-scale manufacturing facility and for expansion and improvements to the Boulder laboratories and facilities. In 1996, the Company expects to invest capital in property, plant and equipment, primarily to expand its plantation and upgrade its current domestic and foreign manufacturing capabilities, as well as to begin construction of a new large-scale commercial EIP/TM/ manufacturing facility which is expected to be completed in 1997.

  The Company anticipates that its existing capital resources, together with revenues from ongoing sales of NBT Paclitarel, and the proceeds from a proposed offering (which the Company announced in a press release on April 22,1996) including the interest earned thereon, will be adequate to fund operations and capital expenditures until operating revenues are sufficient to finance operations. If the proposed offering does not occur, however, the Company's existing capital resources, together with ongoing sales of NBT Paclitaxel, will not be adquate to fund such operations and capital expenditures. In such event, the Company will need to seek additional financing, of which there can be no assurance the Company will be able to obtain on acceptable terms, if at all.


  The amount and timing of future capital expenditures will depend upon numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in or terminations of existing strategic partnerships, the establishment of additional strategic relationships and the cost of manufacturing scale-up. In the event of unanticipated future capital requirements, the Company may seek to raise additional capital. The Company may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to the Company.

NET OPERATING LOSS CARRYFORWARDS

  As of March 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $17.0 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred in September 1993. As a result, the Company will be subject to an annual limitation on the use of its net operating losses. This limitation only affects net operating losses incurred up to the ownership change and does not reduce the total amount of net operating loss which may be taken, but rather limits the amount which may be used during a particular year. Therefore, in the event the Company achieves profitability, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company if the taxable income during a year exceeded the allowable loss carried forward to that year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------  -------------------------------------------

  The information required by this item begins at Page F-1.


                                    PART III


ITEM 10.  DIRECTORS AND OFFICERS
- -------   ----------------------

DIRECTORS AND EXECUTIVE OFFICERS

  The current directors and executive officers of the Company are as follows:

Name                            Age  Position(s)
- ----                            ---  -----------
Leonard P. Shaykin               52  Chairman of the Board of Directors

Sterling K. Ainsworth, Ph.D.     56  President and Chief Executive Officer; Director

Patricia A. Pilia, Ph.D.         47  Vice President, BioResearch and Toxicology;
                                     Secretary; Treasurer; Director

Lawrence Helson, M.D.            65  Vice President, Clinical Research

Gordon H. Link, Jr.              42  Vice President, Finance and Chief Financial Officer

David L. Denny                   44  Vice President, Operations

James D. McChesney, Ph.D.        56  Vice President, Natural Products Chemistry

E. Garrett Bewkes, Jr.           68  Director

Richard C. Pfenniger, Jr.        39  Director

Phillip Frost, M.D.              59  Director

Arthur H. Hayes, Jr., M.D.       63  Director

Mark B. Hacken                   60  Director

Vaughn D. Bryson                 56  Director

   MR. SHAYKIN has served as Chairman of the Board since June 1993. Pursuant to his Executive Agreement, Mr. Shaykin is not required to devote more than 20 hours in any week nor more than 80 hours in any month to the Company's affairs. In 1995, Mr. Shaykin founded Shaykin & Company, a private investment holding firm. Prior to founding Shaykin & Company, Mr. Shaykin was a founding and managing partner of Adler & Shaykin, an equity investment partnership organized to sponsor leveraged buyouts. Prior to forming Adler & Shaykin in 1983, Mr. Shaykin was Vice President, director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. Mr. Shaykin is Chairman of the Board of Directors of Kimeragen, Inc., a privately-held gene repair company, a director of Avigen, a privately-held gene therapy company currently in registration, Chairman of the Neuroblastoma Foundation and a Director of the Jerusalem Post, an English-language offshore newspaper. Mr. Shaykin is also a governing trustee of The Jackson Laboratories, a privately-held genetic research institute, and a trustee of the University of Chicago Graduate School of Business. Mr. Shaykin is a graduate of the University of Chicago (B.A., M.A., M.B.A.).

   DR. AINSWORTH, a co-founder of the Company, has served as an executive officer and director of the Company since its inception, as Chief Executive Officer since November 1991 and as President since October 1992. In 1990, he co-founded, with Dr. Pilia, Pacific Biotechnology, Inc. (a predecessor of the Company with no connection to PBI) and served as Chairman and President of such company until the Company's inception. From 1972 until 1990, Dr. Ainsworth held various levels of professorships of Pathology with tenure in the College of Medicine and Dental Medicine and Graduate Studies at the Medical University of South Carolina ("MUSC"), where he established, developed and directed MUSC's Immunopathology Diagnostic Laboratory. He has authored over 150 publications on a variety of research topics, including acute inflammation, viral pathogenesis, immunopathology, immunodermatology, autoimmune disease, aging, immunology of allergic and chronic occupational pulmonary disease and biological response modifiers in cancer therapeutics. Dr. Ainsworth received a Bachelor's degree from the University of Mississippi in 1963. He received a Master's degree in Medical Microbiology in 1965 and a Doctoral degree in Medical Science in 1969 from the University of Mississippi Medical School. He completed his post-doctoral fellowship in the Department of Pathology at Harvard Medical School from 1970 to 1972. Dr. Ainsworth is engaged to marry Dr. Pilia, a director and officer of the Company.

   DR. PILIA, a co-founder of the Company, has served as a director of the Company since its inception. She was appointed Secretary of the Company in November 1991, Treasurer of the Company in October 1992 and Vice President of BioResearch and Toxicology in March 1993. In 1990, she co-founded, with Dr. Ainsworth, Pacific Biotechnology, Inc. and served as its Vice President and Director of Biotechnology. From 1973 to 1990, she was engaged in independent research in the fields of renal, pulmonary disease, immunotechnological therapeutics and biological response modifiers and in the development of diagnostic and laboratory medicine procedures. From 1983 to 1991, Dr. Pilia was an Assistant Professor of Pathology in the College of Medicine and Dental Medicine and the College of Graduate Studies at MUSC. She served as the Assistant Director of the MUSC Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1984 she has been a consultant to industry on the design and development of biomedical devices and treatment modalities and the design and performance of clinical trials. Dr. Pilia received a Bachelor's degree in 1970 from Boston University, a Master's degree in Immunology/Microbiology in 1978 and a Doctoral degree in Pathology in 1980 from MUSC. Dr. Pilia is engaged to marry Dr. Ainsworth, a director and chief executive officer of the Company.

   DR. HELSON joined the Company as a director and in the part-time position of Vice President, Clinical Research in July 1993. Dr. Helson served as a director of the Company until March 1996. Dr. Helson has served as head of the Neuro-Oncology Laboratory in the Division of Neoplastic Diseases, Department of Medicine at New York Medical College since July 1988. From July 1968 until June 1986, Dr. Helson was attending physician with Memorial Sloan-Kettering, a cancer research center. From July 1986 until June 1988, Dr. Helson was an Associate Director with ICI Pharmaceuticals (a pharmaceutical company). Dr. Helson has been involved in oncology research for over 30 years. Pursuant to his Executive Agreement, Dr. Helson is not required to devote more than 15 hours in any week nor more than 60 hours in any month to the Company's affairs.

   MR. LINK, a certified public accountant and a certified management accountant, joined the Company as Vice President, Finance and Chief Financial Officer in September 1993. From June 1990 until April 1993, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and of the Syntex-Synergen Neuroscience Joint Venture, and from February 1991 until April 1993, as Treasurer of Synergen Development Corporation, all of which entities are engaged in biotechnology research and development. From October 1983 through May 1990, Mr. Link practiced as a certified public accountant, most recently in the position of Audit Manager with Deloitte & Touche. He received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

   MR. DENNY has served as Vice President, Operations of the Company since September 1995. From 1974 to 1991, Mr. Denny enjoyed a diverse career within the pharmaceutical industry serving in manufacturing and quality assurance capacities with Miles Pharmaceutical, Abbott Laboratories and Kabi-Pharmacia. From 1991 to 1994, Mr. Denny served as Vice-President of Operations for Somatogen, Inc. He received a B.S. in Biological Sciences from Tennessee Technological University in 1972 and pursued graduate studies at the same institution from 1972 to 1974.

   DR. MCCHESNEY joined the Company as Vice-President of Natural Products Chemistry in January 1996. In July of 1993, Dr. McChesney was named Frederick A.P. Barnard Distinguished Professor of Pharmacognosy at the University of Mississippi. From 1987 until June of 1995, he served as Director of the Research Institute of Pharmaceutical Sciences at the University of Mississippi, specializing in natural product pharmaceutical research and development. Dr. McChesney joined the School of Pharmacy at the University of Mississippi in 1978 as Professor and Chair of the Department of Pharmacognosy. Before joining the faculty of the University of Mississippi, he served as Professor of Botany as well as Professor of Medicinal Chemistry at the University of Kansas from 1965. Dr. McChesney has authored more than 160 publications on all aspects of natural products research and development, including isolation, structure elucidation, biological activity, analytical methods, metabolism and sourcing. He is the author of numerous patents on the production and utility of natural products as pharmaceuticals and agrochemicals. After graduating with honors from Iowa State University in 1961 with a B.S. in Chemical Technology, he pursued degrees in Botany (M.A. 1964) and Natural Products Chemistry (Ph.D. 1965) at Indiana University. He has been a Fulbright Lecturer in Brazil and a Visiting Professor at several South American universities.

   MR. BEWKES has served as a director of the Company since September 1993. Since April 1987, Mr. Bewkes has been a director of PaineWebber Group, Inc. and a consultant and Chairman of a number of PaineWebber mutual funds. From 1982 until 1987 he was Chairman of American Bakeries Corp. (a commercial bakery). He is a director of Interstate Bakeries Corp. (a commercial bakery).

   MR. PFENNIGER has served as a director of the Company since June 1993. Mr. Pfenniger has served as Chief Operating Officer of IVAX since April 1994, and since January 1995, President, Health Care Group, of IVAX. He served as Senior Vice President-Legal Affairs, Secretary and General Counsel of IVAX from 1989 until April 1994, and as Secretary of IVAX from 1990 until April 1994. For seven years prior to joining IVAX, Mr. Pfenniger was engaged in private law practice, most recently as a member of the law firm of Greer, Homer & Bonner, P.A. in Miami, Florida. Mr. Pfenniger is a director of Whitman Education Group, Inc. and North American Vaccine, Inc.

   DR. FROST has served as a director of the Company since June 1993. Dr. Frost has served as Chairman and Chief Executive Officer of IVAX since 1987, and as President of IVAX from July 1991 to January 1995. He is the Vice Chairman of the Board of Directors of North American Vaccine, Inc. (a vaccine research and development company). Dr. Frost was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. He was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. (a pharmaceutical company) from 1972 to 1986. He is a director of American Exploration Company (an oil and gas exploration and production company), Northrup Grumman Corp. and Whitman Education Group, Inc.
He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

   DR. HAYES was appointed a director of the Company in March 1996. He is currently President and Chief Operating Officer of MediScience Associates, Inc., a pharmaceutical consulting company and is a Professor of Medicine at New York Medical College and Pennsylvania State University College of Medicine. From 1981 to 1983 during the first Reagan administration, Dr. Hayes served as Commissioner of Food and Drugs (FDA), U.S. Department of Health and Human Services. He was President and Chief Executive Officer of EM Pharmaceuticals as well as a member of their Board of Directors from 1986 to 1991 . Prior to this, Dr. Hayes served as Provost & Dean at New York Medical College from 1983 to 1986, and served as the Director of the Institute of Human Values in Medical Ethics, International Health and Biomedical Sciences, the latter of which he also served as Chairman. Dr. Hayes has held several posts with Pennsylvania State University which included Professor of Medicine and Pharmacology from 1977 to 1981, and Dean of Admissions from 1976 to 1979, in addition to the PSU College of Medicine as Associate Professor of Medicine and Pharmacology and Director of the Division of Clinical Pharmacology from 1972 to 1977. From 1968 through 1972, Dr. Hayes' employment, appointments and teachings were with Cornell University Medical College as Assistant Professor of Medicine and Pharmacology as well as Associate Dean (Academic Programs) in 1972, and Assistant Dean (Academic Programs) from 1970 to 1972. His current and past activities include service on numerous boards of directors and scientific advisory boards for entities ranging from educational and non-profit institutions to publicly traded corporations. Dr. Hayes currently serves on the board of directors of Myriad Genetics, Inc. (a genomic research and pharmaceutical company) and of Celgene Corporation (a pharmaceutical company). Dr. Hayes' received his M.D. from Cornell University Medical College, and also attended Cornell's Graduate School of Medical Sciences, Department of Pharmacology. He undertook premedical studies, and attended medical school at Georgetown University. Dr. Hayes received his M.S. (Philosophy, politics and economics) from Oxford University, where he was a Rhodes Scholar, and his A.B. (Philosophy) from Santa Clara University in 1955.

   MR. HACKEN was appointed a director of the Company in March 1996. He is currently President of MBH International, a retail and health care consulting company. He is the former Chief Executive Officer of FHP International Corporation, a $4 billion HMO with members in 11 states, and its operating subsidiary, FHP, Incorporated, a diversified health care services company.
Prior to his appointment to the Office of the Chief Executive in October 1993, he served on the FHP International and FHP Incorporated Boards for two years and seven years, respectively. He was co-founder and President of Elliott Drugs, and President of Drug King after the firm was acquired from DART Industries. After Drug King was sold to Thrifty Corporation, he was instrumental in converting them to the Thrifty Jr. drug store concept and was President of that division. Mr. Hacken received a B.S. in Pharmacy from the University of Florida.

   MR. BRYSON was appointed a director of the Company in March 1996. Vaughn Bryson has been Vice Chairman of Vector Securities International, Inc. ("Vector"), a specialty health care investment banking firm, since April 1994. Prior to joining Vector Securities, Mr. Bryson worked in various positions for Eli Lilly and Company for 32 years, including in sales/market research, human resources, distribution, sales management and new product planning. Mr. Bryson served as Eli Lilly's President and Chief Executive Officer from 1991 until June 1993. Mr. Bryson was a director of Eli Lilly from 1984 until his retirement in 1993. Mr. Bryson became area director for Japan and southeast Asia for Eli Lilly International Corporation and in 1976 was named a Vice President. In 1977, Mr. Bryson also became area director for Canada, Australia, New Zealand and South Africa. In 1979, Mr. Bryson transferred to London as Vice President for Europe, the Middle East and Africa and in 1982 became President of Elanco Products, Eli Lilly's agricultural division. In 1986 Mr. Bryson was made Executive Vice President of Eli Lilly, overseeing Elanco, Elizabeth Arden and the Medical Devices and Diagnostics Division. Mr. Bryson is a Director of three public companies, ARIAD Pharmaceuticals, Inc., EndoVascular Technologies,
Inc. and Perclose, Inc. Mr. Bryson has a B.S. in Pharmacy from the University of North Carolina and completed the Stanford Sloan Program at Stanford University Graduate School of Business.


COMMITTEES

   The Board of Directors has established an Audit Committee, a Compensation Committee and a Strategic Planning Committee. The Audit Committee, which currently consists of Mr. Hacken, Chairman, and Mr. Bewkes, meets periodically with representatives of the Company's independent auditors and the Company's management to obtain an assessment of the Company's financial condition and results of operations, the results and scope of the annual audit and other services provided by the Company's independent auditors, and reports to the full Board of Directors with respect thereto. The Compensation Committee, which currently consists of Mr. Bewkes, Chairman, Mr. Bryson and Mr. Pfenniger, meets periodically to review and to recommend to the full Board of Directors compensation arrangements for senior management and directors. In addition, the Compensation Committee is responsible for administering the Company's existing stock option plans. The Strategic Planning Committee, which currently consists of Mr. Bryson, Chairman, Mr. Shaykin, Dr. Ainsworth, Mr. Pfenniger and Dr. Hayes, meets periodically to review the Company's strategic plans in connection with product development and marketing, regulatory approvals, clinical testing and other matters.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

   Under Section 16 of the Securities Exchange Act of 1934, the Company's directors and certain of its officers, and persons holding more than ten percent of the Company's Common Stock are required to file forms reporting their beneficial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company copies of forms so filed. Based solely upon a review of copies of such forms filed with the Company, each of Drs. Ainsworth,

Pilia and Helson were late in filing one Form 4 and no other directors or officers were late in filing any reports on Forms 3, 4 and 5.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------   --------------------------------------------------------------

   The following table sets forth certain information as of March 31, 1996 regarding ownership of the Common Stock and the Preferred Stock by (1) persons believed by the Company to be the beneficial owners of more than five percent of its outstanding Common Stock and Preferred Stock; (2) by each Director and by the officers of the Company named in the Summary Compensation Table; and (3) by all current executive officers and directors of the Company as a group. Unless otherwise noted, all addresses are care of: NaPro BioTherapeutics, Inc., 6304 Spine Road, Unit A, Boulder, CO 80301.


                                         Number of                        Number of
Name of Director, Officer or            Shares of       Percent of        Shares of        Percent of
Beneficial Owner(1)                    Common Stock        Class       Preferred Stock        Class
- -----------------------------------  ----------------   ----------     ---------------    -----------
Leonard P. Shaykin                     1,182,742(2)(3)        13.3%                 0               0%

Sterling K. Ainsworth                  1,108,019(3)(4)        13.0%                 0               0%

Patricia A. Pilia                        290,079(3)(5)         3.4%                 0               0%

Gordon H. Link, Jr.                         19,167(6)           *                   0               0%

All Directors and Executive              2,923,140(7)         32.1%                 0               0%
 Officers as a Group (13 persons)

D&N Holding Company                    1,126,398(3)(8)        13.4%                --              --
c/o IVAX Corporation
8800 Northwest 36th Street
Miami, Florida 33178

Knowlton Brothers, Inc.                    557,100(9)          6.5%                --              --
530 Fifth Avenue
New York, NY 10036

Mervyn Adelson Trust                            --              --            125,000(10)         100%
c/o Nigro, Karlin & Segal
10100 Santa Monica Boulevard
Suite 1300
Los Angeles, CA  90067

* Less than 1%.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock beneficially owned by them.

(2) Includes warrants to purchase 509,778 shares of Common Stock. Such warrants were purchased by Mr. Shaykin from various third parties unaffiliated with the Company and from D&N Holding Company ("D&N"), a wholly owned subsidiary of IVAX Corporation ("IVAX").

(3) IVAX, through D&N, Mr. Shaykin, Dr. Ainsworth, Dr. Pilia and the Company are parties to an amended Stockholders Agreement dated as of June 7, 1993 (the "Stockholders Agreement") pursuant to which, among other things, each of such directors and IVAX is obligated to vote for the election of Dr. Ainsworth

     (as long as he owns beneficially (before taking into consideration any shares issuable upon exercise or conversion of outstanding options and warrants or convertible securities, respectively) 10% or more of the outstanding Common Stock) and two individuals designated by IVAX to the Company's Board of Directors. These designees currently are Dr. Frost and Mr. Pfenniger. By virtue of this provision of the Stockholders Agreement, each of such directors and IVAX may be deemed to share the power to vote or direct the vote of the shares deemed beneficially owned by the parties to the Stockholders Agreement with each of the other parties to the Stockholders Agreement. Each of Mr. Shaykin, Dr. Ainsworth, Dr. Pilia and IVAX disclaims that it, he, or she and any one or more other parties to the Stockholders Agreement constitute a group under Rule 13d-5(b)(1) of the Act, pursuant to which such group may be deemed to beneficially own the shares directly beneficially owned by each of such directors and IVAX.

(4) Includes 122,667 shares of Common Stock issuable upon exercise of non-plan options granted to Dr. Ainsworth in connection with the formation of the Company in 1991 and 42,550 shares of Common Stock gifted by Dr. Ainsworth to relatives and certain other persons, which Dr. Ainsworth may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Dr. Ainsworth, who is engaged to be married to Dr. Pilia, disclaims beneficial ownership of the shares of Common Stock beneficially owned by Dr. Pilia and the gifted shares over which Dr. Ainsworth holds powers of attorney.

(5) Includes 36,800 shares of Common Stock issuable upon exercise of non-plan options granted to Dr. Pilia in connection with formation of the Company in 1991, 1,000 shares of Common Stock issuable upon exercise of warrants purchased by Dr. Pilia in the Company's initial public offering, and 10,800 shares of Common Stock gifted by Dr. Pilia to relatives and certain other persons which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Dr. Pilia disclaims beneficial ownership of shares of Common Stock beneficially owned by Dr. Ainsworth and the gifted shares over which Dr. Pilia holds powers of attorney. See note (4) above.

(6) Includes 16,667 shares of Common Stock issuable upon the exercise of options granted to Mr. Link under the Company's 1993 Stock Option Plan and 2,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Link under the 1994 Long-Term Incentive Performance Plan.

(7) Includes an aggregate of 723,912 shares of Common Stock issuable upon exercise of warrants, non-plan options, and options granted under the 1993 Stock Option Plan and the 1994 Plan.

(8) Information in the table as to beneficial ownership of Common Stock by IVAX and D&N is based upon filings with the Company made on Schedule 13G by IVAX. Such shares are held directly by D&N. Mr. Pfenniger is an officer and director of D&N and Mr. Pfenniger and Dr. Frost are executive officers of IVAX, and the Company has been advised that Dr. Frost beneficially owns approximately 12.2% of IVAX's voting securities. Dr. Frost and Mr. Pfenniger disclaim beneficial ownership of the shares of Common Stock held by D&N.

(9) Information in the table as to beneficial ownership of Common Stock by Knowlton Brothers, Inc. ("KBI") is based on a statement of ownership on
     Schedule 13D filed by on behalf of KBI and a number of related entities, namely: The Family Partnership, L.P., The Frontier Partnership, L.P., Flagship Partners, Ltd., Family Partners & Co., Frontier Partners & Co., Knowlton Associates, Inc., Winthrop Knowlton ("WK"), Stanley Knowlton ("SK"), Christopher Knowlton, Hugh Knowlton Trust For The Benefit of Erica Knowlton and Margaret F. Knowlton as Custodian for Craig Stanley Knowlton (collectively, the "Reporting Persons"). The Reporting Persons own beneficially an aggregate amount of 557,100 shares of Common Stock (including 125,000 shares that may be acquired upon conversion of shares of Convertible Preferred Stock of the Company and 600 shares that may be acquired upon exercise of warrants to purchase Common Stock), constituting approximately 6.5 % of the shares of the Common Stock outstanding. Based on such Schedule 13D, none of such Reporting Persons individually owns more than 5.0% of the outstanding Common Stock. As described in such Schedule 13D, KBI, WK and SK may be deemed to beneficially own greater than 5.0% percent of the outstanding Common Stock based on the relationships among the Reporting Persons. According to such Schedule 13D, the Reporting Persons have acquired such 557,100 shares of Common Stock solely for investment and the Reporting Persons have no plans to seek control of the Company.

(10) Mervyn Adelson, as trustee of the Mervyn Adelson Trust is deemed to beneficially own the Preferred Stock.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL, STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------  -----------------------------------------------------------------

   (a)  Financial Statements

        The Financial Statement Index is found on Page F-1.

   (b)  Financial Statement Schedules/1/

        None.

   (c)  Exhibits


Exhibit
Number       Description of Exhibit
- ------       ----------------------

3.1          Amended and Restated Certificate of Incorporation of the
             Company./(1)/
3.2          Certificate of Designation for Convertible Preferred Stock, Series
             A./(2)/
3.3          Bylaws of the Company./(1)/
4.1          Common Stock Certificate./(1)/
4.2          Underwriter's Warrant Agreement./(1)/
4.3          Warrant Agreement./(1)/
4.4          Warrant Certificate./(1)/
4.5          The Certificate of Incorporation and Bylaws of the Company are
             included as Exhibits 3.1 through 3.3
10.1*        Company's 1993 Stock Option Plan./(1)/
10.2*        Company's 1994 Long-Term Performance Incentive Plan./(1)/
10.3         Common Stock Warrant dated as of June 7, 1993 between the
             Company and Broadmark Capital Corporation./(1)/
10.4         Subscription Agreement dated as of June 7, 1993 between the
             Company and D&N Holding Company./(1)/
10.5         Stock Purchase Warrant dated as of June 7, 1993 between the
             Company and Arthur D. Harrison./(1)/
10.6         Stock Purchase Warrant dated as of June 7, 1993 between the
             Company and D&N Holding Company./(1)/
10.7         Stock Purchase Warrant dated as of June 7, 1993 between the
             Company and Kirkland & Ellis./(1)/
10.8         Stock Purchase Warrant dated as of December 15, 1992 between the Company and Kirkland & Ellis./(1)/
10.9         Stock Purchase Warrant dated as of June 3, 1992 between the
             Company and Herbert L. Lucas./(1)/
10.10        Stock Purchase Warrant dated as of June 3, 1992 between the Company and H.J. Meyers & Co., Inc./(1)/

- -----------------------
/1/  Filed previously.

10.11        Stock Purchase Warrant dated as of June 3, 1992 between the Company and Freshman, Marantz, Orlanski, Cooper, and Klein 1993
             Investments./(1)/
10.12        Stock Purchase Warrant dated as of April 30, 1993 between the
             Company and Pacific Regeneration Technologies, Inc./(1)/
10.13        Registration Agreement dated as of June 7, 1993 by and among the
             Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A.
             Pilia, Leonard P. Shaykin, and Lawrence Helson./(1)/
10.14        Amended and Restated Stockholders Agreement dated as of May 31,
             1994 by and among the Company, D&N Holding Company, Sterling K.
             Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence
             Helson./(1)/
10.15*       Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Leonard P. Shaykin./(1)/
10.16*       Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Sterling K. Ainsworth./(1)/
10.17*       Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Patricia A. Pilia./(1)/
10.18*       Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Lawrence Helson./(1)/
10.19*       Company's Stock Option Agreement with Sterling K. Ainsworth./(1)/
10.20*       Company's Stock Option Agreement with Patricia A. Pilia./(1)/
10.21        Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific BioTechnologies Inc./(1)/
10.22        Subscription Agreement dated as of April 29, 1993 between the
             Company and Pacific Regeneration Technologies./(1)/
10.23        Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd./(1)/
10.23A       Amendment No. 1 To Amended and Restated Master Agreement Dated
             January 19, 1994, executed as of March 23, 1995./(3)/
10.24        Agreement dated as of June 7, 1993 between the Company and Baker
             Norton Pharmaceuticals, Inc./(1)/
10.25        Lease dated February 28, 1995 between the Company and the Mutual
             Life Assurance Company of Canada/.(3)/
10.26        Subscription Agreement and Investment Letter between the Company and NaPro Therapeutics (Canada), Inc./(2)/
10.26A       Put/Call Agreement dated July 12, 1995 between the Company and the
             Purchasers of Series A Preferred Shares of NaPro BioTherapeutics
             (Canada) Inc./(2)/
10.26B       Side Letter dated July 21, 1995 to Put/Call Agreement./(2)/
10.26C       Engagement Letter dated February 16, 1995 between the Company and
             Capital West Partners./(2)/
10.26D       Subscription Agreement between the Company and the purchasers of
             Convertible Preferred Stock, Series A, of the Company/(2)/
10.26E       Purchase Agreement between the Company and certain purchasers of
             Preferred Shares of NaPro BioTherapeutics (Canada) Inc./(2)/
10.26F       Purchase Agreement between the Company and BPI Capital Management
             Corporation as to Preferred Shares of NaPro BioTherapeutics
             (Canada) Inc./(2)/
10.27        Lease between the Company and Gunbarrel Facility L.L.C. dated
             October 16, 1995./(4)/
10.27A       First Amendment to Lease November 27, 1995, between the Company and
             Gunbarrel Facility L.L.C./(4)/
10.28        Agreement between the Company and Pacific BioTechnologies Inc.
             dated March 29, 1996
21.1         List of Subsidiaries./(4)/

23.1         Consent of Ernst & Young LLP /(4)/
24.1         Powers of Attorney /(4)/
______________________________
*  Management Compensation Plan

   /(1)/ Incorporated herein by reference from the registration statement on Form S-1 of NaPro BioTherapeutics, Inc. Filed July 27, 1994; file 33-78016.

   /(2)/ Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Commission file number 0-24320.

   /(3)/ Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994; Commission file number 0-24320.

   /(4)/ Filed previously.

   (d)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                         INDEX TO FINANCIAL STATEMENTS


Audited Consolidated Financial Statements
- -------------------------------------------------
Report of Independent Auditors...................  F-2

Consolidated Balance Sheets......................  F-3

Consolidated Statements of Operations............  F-5

Consolidated Statements of Stockholders' Equity..  F-6

Consolidated Statements of Cash Flows............  F-8

Notes to Consolidated Financial Statements.......  F-10

                         Report of Independent Auditors

The Board of Directors and Stockholders
NaPro BioTherapeutics, Inc.

We have audited the accompanying consolidated balance sheets of NaPro BioTherapeutics, Inc. and subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc. and subsidiary at December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                            ERNST & YOUNG LLP

Denver, Colorado
January 26, 1996

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS




                                          DECEMBER 31
                                    ------------------------
                                       1994         1995
ASSETS

Current assets:
Cash and cash equivalents........... $  892,146  $ 7,133,390
Securities available for sale.......    507,752           --
Securities held to maturity.........         --      667,000
Accounts receivable.................    148,347      325,814
Inventory:
    Raw materials...................    499,966      286,617
   Work-in-process..................    380,545      432,898
   Finished goods...................    547,265      492,444
                                     ----------  -----------
                                      1,427,776    1,211,959
Prepaid expenses and other..........    859,539      310,451
                                     ----------  -----------
Total current assets................  3,835,560    9,648,614


Property and equipment, at cost:
Laboratory equipment (Note 4).......  1,093,960    1,312,996
Leasehold improvements..............    248,729      507,816
Office equipment and other..........    113,485      275,902
Construction in progress............    122,504      406,948
                                     ----------  -----------
                                      1,578,678    2,503,662
    Accumulated depreciation........    524,578      721,498
                                     ----------  -----------
Property and equipment, net.........  1,054,100    1,782,164

Restricted cash.....................         --      123,750
Receivable from related parties.....     18,487       18,487
Other assets........................     67,805      380,335

                                     ----------  -----------
Total assets........................ $4,975,952  $11,953,350
                                     ==========  ===========

                                                              DECEMBER 31
                                                      ------------------------
                                                          1994           1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable....................................  $    417,374   $    662,726
Accrued payroll and payroll taxes...................       112,607        338,032
Capital lease obligations, current (Note 4).........        16,985        105,454
Notes payable, current (Note 3).....................        83,443         38,801
Deferred revenue....................................        36,000         51,431
                                                      ------------   ------------
Total current liabilities...........................       666,409      1,196,444

Capital lease obligations, long term (Note 4).......         3,471        298,811
Notes payable, long term (Note 3)...................            --      1,150,000
Deferred revenue (Notes 3 and 8)....................     1,100,000             --
Compensation due to officers and directors..........       169,358        169,358

Commitments and contingencies (Notes 1 and 9)

Minority interest...................................            --      3,715,139

Stockholders' equity (Note 6):
Series A preferred stock, $.001 par value:
Authorized shares -- 2,000,000
Issued and outstanding shares -- none in 1994 and
125,000 in 1995 (preference in liquidation
   $1,000,000)......................................            --            125
Nonvoting common stock, convertible on disposition
into voting common stock, $.0075 par value:
Authorized shares -- 1,000,000
Issued and outstanding shares -- 400,000............         3,000          3,000
Common stock, $.0075 par value:
Authorized shares -- 19,000,000
Issued shares -- 7,713,443 in 1994 and
8,525,265 in 1995...................................        57,851         63,939
Additional paid-in capital..........................    20,123,991     26,675,099
Unearned compensation...............................       (29,685)        (9,426)
Notes receivable from stockholders..................    (2,488,996)      (924,789)
Deficit.............................................   (14,629,447)   (18,699,803)
Treasury stock -- none in 1994 and 144,788 in 1995..            --     (1,684,547)
                                                      ------------   ------------
Total stockholders' equity..........................     3,036,714      5,423,598
                                                      ------------   ------------
Total liabilities and stockholders' equity..........  $  4,975,952   $ 11,953,350
                                                      ============   ============



   The accompanying notes are an integral part of these financial statements.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                YEAR ENDED DECEMBER 31
                                       ---------------------------------------
                                           1993          1994          1995

Revenues:
Sales of products....................  $ 1,247,819   $ 1,002,037   $ 2,623,426
Other................................          567         5,176            --
                                       -----------   -----------   -----------
                                         1,248,386     1,007,213     2,623,426

Expenses:
Research, development and cost of
   products sold.....................    3,505,465     2,706,767     4,325,274
General and administrative...........    2,689,803     2,043,931     2,309,934
Faulding royalty (Note 6)............           --     1,000,000            --
Plantation fees (Note 8).............        6,976     1,238,256       272,052
                                       -----------   -----------   -----------
                                         6,202,244     6,988,954     6,907,260
                                       -----------   -----------   -----------

Operating loss.......................   (4,953,858)   (5,981,741)   (4,283,834)

Other income (expense):
Interest income......................       79,326       188,026       373,306
Interest and other expense...........      (33,839)     (339,830)     (159,828)
                                       -----------   -----------   -----------
Net loss before extraordinary item...   (4,908,371)   (6,133,545)   (4,070,356)

Loss on early extinguishment.........           --      (512,482)           --
   of debt (Note 6)
                                       -----------   -----------   -----------
Net loss.............................  $(4,908,371)  $(6,646,027)  $(4,070,356)
                                       ===========   ===========   ===========
Net loss per share:
Before extraordinary item............       $(0.79)  $     (0.91)       $(0.51)
Extraordinary item...................           --         (0.08)           --
                                       -----------   -----------   -----------
Net loss.............................       $(0.79)  $     (0.99)       $(0.51)
                                       ===========   ===========   ===========

Weighted average shares outstanding..    6,201,219     6,761,081     7,972,537
                                       ===========   ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                    NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1993 AND 1994

                                                                                        NOTES
                             SERIES A  NONVOTING           ADDITIONAL                 RECEIVABLE
                             PREFERRED  COMMON    STOCK     PAID-IN      UNEARNED        FROM                   TREASURY
                              STOCK     STOCK     COMMON    CAPITAL    COMPENSATION    STOCKHOLDERS DEFICIT       STOCK      TOTAL
                             ------------------------------------------------------------------------------------------------------
Balances at December 31,
 1992....................... $          $        $22,034 $  2,913,881  $   (51,000)  $        --   $ (3,075,049) $   --  $ (190,134)
Issuance of 1,124,398
 shares of common stock at
 $2.47 to $5.265 per share
 and 113,778 warrants for
 cash.......................     --         --     8,433    3,096,252           --            --             --      --   3,104,685
Issuance of 1,526,814
 shares of common stock at
 $2.47 per share to
 officers in exchange for
 notes, unearned
 compensation and cash......     --         --    11,451    3,755,964   (1,477,203)   (2,355,837)            --      --     (65,625)
Grant of employee stock
 options....................     --         --        --      114,042      (85,417)           --             --      --      28,625
Issuance of warrant to
 purchase 20,000 shares of
 common stock in exchange
 for legal services.........     --         --        --       53,950           --            --             --      --      53,950
Issuance of warrant to
 purchase 13,333 shares of
 common stock in exchange
 for employment services....     --         --        --        7,900           --            --             --      --       7,900
Amortization of unearned
 compensation...............     --         --        --           --    1,025,003            --             --      --   1,025,003
Net loss....................     --         --        --           --           --            --     (4,908,371)     --  (4,908,371)
Balance at December 31,
 1993.......................     --         --    41,918    9,941,989     (588,617)   (2,355,837)    (7,983,420)     --    (943,967)
Issuance of 265,000 shares
 of common stock at $2.40
 per share in exchange for
 cash, net of offering
 costs of $87,022...........     --         --     1,988      546,991           --            --             --      --     548,979
Issuance of 16,667 common
 stock warrants at $.01
 per share in exchange for
 consulting services........     --         --        --       42,500           --            --             --      --      42,500
Issuance of 33,333 common
 stock warrants at $1.125
 per share in exchange for
 employment services........     --         --        --       39,834           --            --             --      --      39,834
Issuance of 1,800,000
 shares of common stock at
 $5.00 per share and
 2,070,000 warrants at
 $0.10 per warrant for
 cash, net of offering
 costs of $1,184,418........     --         --    13,500    7,339,082           --            --             --      --   7,352,582
Issuance of 400,000 shares
 of nonvoting common stock
 at $5.00 per share for
 cash and warrants to
 purchase 400,000 shares
 of nonvoting common stock
 at  $.10 per warrant.......     --      3,000        --    2,037,000           --            --             --      --   2,040,000
Exercise of 30,667 common
 stock warrants for cash,
 at prices ranging from
 $.10 to $2.40 per share....     --         --       230       33,735           --            --             --      --      33,965
Issuance of 28,615 shares
 of common stock at $5.00
 per share in exchange for
 notes payable..............     --         --       215      142,860           --            --             --      --     143,075
Amortization of unearned
 compensation...............     --         --        --           --      558,932            --             --      --     558,932
Interest receivable on
 officers' notes............     --         --        --           --           --      (133,159)            --      --    (133,159)
Net loss....................     --         --        --           --           --            --     (6,646,027)     --  (6,646,027)
Balance at December 31, 1994 $   --     $3,000   $57,851  $20,123,991  $   (29,685)  $(2,488,996)  $(14,629,447) $   -- $ 3,036,714

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1995

                                                                                     NOTES
                             SERIES A  NONVOTING         ADDITIONAL                RECEIVABLE
                             PREFERRED  COMMON    STOCK   PAID-IN    UNEARNED       FROM                    TREASURY
                              STOCK     STOCK    COMMON   CAPITAL   COMPENSATION  STOCKHOLDERS DEFICIT       STOCK      TOTAL
                             ------------------------------------------------------------------------------------------------------
Balance as of December 31,
 1994....................... $        $3,000    $57,851 $20,123,991   $(29,685) $(2,488,996) $(14,629,447) $       --   $ 3,036,714
Issuance of 1,364,263
 shares of   preferred
 stock at $8.00 per
 share, net of offering
 costs of   $846,421
 (725,513 shares in
 minority interest).........   639        --         --   4,267,051         --           --            --           --    4,267,690
Conversion of 513,750
 shares of   preferred
 stock into   513,750
 shares of common stock
 and exchange of 266,421
 shares   of subsidiary's
 preferred stock   for
 266,421 shares of common
 stock......................  (514)       --      5,851   2,238,584         --           --            --           --    2,243,921
Exercise of 31,651 stock
 options at   prices
 ranging from $.75 per
 share to $2.40 per share...    --        --        237      45,473         --           --            --           --       45,710
Repurchase of 144,288
 shares of   common stock
 at $11.675 per   share in
 exchange for
 cancellation of
 indebtedness...............    --        --         --          --         --    1,684,547            --   (1,684,547)          --
Interest receivable on
 officers' notes............                                                       (120,340)                               (120,340)

Amortization of unearned
 compensation...............    --        --         --          --     20,259           --            --           --       20,259
Net loss....................    --        --         --          --         --           --    (4,070,356)          --   (4,070,356)

Balances at December 31,
 1995....................... $ 125    $3,000    $63,939 $26,675,099   $ (9,426) $  (924,789) $(18,699,803) $(1,684,547) $ 5,423,598

   The accompanying notes are an integral part of these financial statements.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                             1993          1994           1995
                                                         -----------------------------------------
Net loss................................................ $(4,908,371)  $(6,646,027)   $(4,070,356)
Adjustments to reconcile net loss to net cash used by
 operating activities:
   Depreciation and amortization........................     179,453       473,989        269,804
   Employee termination expense.........................          --        82,334             --
   Compensation for common stock and options............   1,025,003       555,497         20,259
   Loss on disposal of property and equipment...........       4,298       335,021        174,440
   Loss on early extinguishment of debt.................          --       512,482             --
   Gain on foreign currency transactions................          --            --        (11,026)
   Changes in operating assets and liabilities:
Accounts receivable.....................................    (234,323)      114,679       (177,467)
Inventory...............................................    (552,642)     (705,771)       215,817
Prepaid expenses and other current assets...............     (27,725)     (887,314)       116,218
Accounts payable........................................     852,492      (735,613)       245,352
Accrued liabilities.....................................      55,980       (48,366)       225,425
Deferred revenue........................................     336,600      (300,598)        15,431
                                                         -----------   -----------    -----------
Net cash used by operating activities...................  (3,269,235)   (7,249,687)    (2,976,103)

INVESTING ACTIVITIES
Additions to property and equipment.....................    (527,446)     (575,156)    (1,209,326)
Purchase of securities..................................          --    (2,932,260)    (6,562,600)
Proceeds from sale or maturity of securities............          --     2,435,942      6,451,146
Transfer of restricted cash.............................          --            --       (123,750)
Proceeds from sale of property and equipment............          --         2,200            250
                                                         -----------   -----------    -----------
Net cash used by investing activities...................    (527,446)   (1,069,274)    (1,444,280)

FINANCING ACTIVITIES
Increase in deferred revenue-long term..................     349,998       350,000             --
Proceeds from notes payable.............................     400,000     1,571,569        171,198
Payments under notes payable............................    (126,808)   (2,154,590)      (165,840)
Proceeds from sales-type lease..........................          --            --        469,094
Payments under capital leases...........................          --            --        (85,285)
Proceeds from sale of common and preferred stock........   3,104,685    10,697,987      5,155,710
Proceeds from sale of preferred stock by subsidiary.....          --            --      5,959,060
Offering costs..........................................          --    (1,271,440)      (842,310)
                                                         -----------   -----------    -----------
Net cash provided by financing activities...............   3,727,875     9,193,526     10,661,627
                                                         -----------   -----------    -----------

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                                                                   YEAR ENDED DECEMBER 31
                                                             1993          1994           1995
                                                         -----------------------------------------
Net increase (decrease) in cash and cash equivalents....  $  (68,806)   $874,565   $6,241,244
Cash and cash equivalents at beginning of year..........      86,387      17,581      892,146
                                                          ----------    --------   ----------
Cash and cash equivalents at end of year................  $   17,581    $892,146   $7,133,390
                                                          ==========    ========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES
Issuance of common stock and granting of
   common stock options, unearned compensation..........  $1,653,095    $          $
                                                                              --       --
Notes and related interest receivable from
   stockholders.........................................   2,355,837     133,158      120,356
Repayment of notes receivable from stockholders
   through transfer of treasury stock to the Company....          --          --    1,684,547
Conversion of deferred revenue to long-term debt........          --          --    1,100,000
Conversion of preferred shares of subsidiary to
   common shares of Parent..............................          --          --    2,243,921



   The accompanying notes are an integral part of these financial statements.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

NaPro BioTherapeutics, Inc. (the "Company") was originally incorporated in 1991 as a Washington corporation. On September 8, 1993, the Company merged into a wholly-owned subsidiary, a Delaware corporation, and increased its authorized capital stock to 130,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value nonvoting preferred stock. On March 16, 1994, the Company effected a 1-for-7.5 reverse stock split by exchanging each
7.5 shares of common stock for 1 share of $.0075 par value common stock, and adjusted its authorized capital stock to 20,000,000 shares of $.0075 par value common stock, and 2,000,000 shares of $.001 par value nonvoting preferred stock. On July 24, 1994, the Company adjusted its authorized capital stock to 19,000,000 shares of $.0075 par value common stock, 1,000,000 shares of $.0075 par value nonvoting common stock, and 2,000,000 shares of $.001 par value preferred stock. The accompanying financial statements and related notes give retroactive effect to the merger, the adjustment to capital stock, and the reverse stock split.

On November 4, 1994, the Company formed a wholly-owned subsidiary, NaPro BioTherapeutics (Canada), Inc.

BASIS OF PRESENTATION

The accompanying financial statements include the consolidated financial position, consolidated results of operations and consolidated cash flows of the Company and its Canadian subsidiary, NaPro BioTherapeutics (Canada), Inc., of which the Company holds 87.3% of the voting rights. All transactions have been accounted for at historical cost. All balances and transactions between these entities have been eliminated in the accompanying financial statements. Until December 31, 1994, the Company was in the development stage.

DESCRIPTION OF BUSINESS

The Company is focused on developing, producing and licensing natural product pharmaceuticals. To date, the Company has engaged primarily in developing and applying its proprietary extraction, isolation and purification technology to manufacture paclitaxel

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(referred to in some scientific and medical literature as"taxol"/**/), a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees.

The Company is dependent upon new financing to fund new research and development as well as its other discretionary working capital requirements. The Company anticipates, based on its existing available financial resources, on the proceeds obtainable upon exercise of existing warrants and on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development, the timing and costs associated with obtaining regulatory approvals for, and the manufacturing and marketing of, its paclitaxel), that it has sufficient resources to finance its planned operations during 1996. In the future the Company may require substantial additional financing to construct and establish a full-scale commercial manufacturing facility for paclitaxel and to develop, commercialize and manufacture semisynthetic paclitaxel and other products. Management believes that it will be able to obtain appropriate financing; however, there can be no assurance that future additional financing will be available to the Company when desired, on commercially reasonable terms, or at all. The inability to obtain additional financing may have a material adverse effect on the Company's development plans.

CASH EQUIVALENTS, SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company's cash equivalents are comprised of money market funds. Securities available for sale are investment-grade corporate or government securities and are carried at amortized cost which approximates fair value. Securities held to maturity are certificates of deposit maturing in July 1997 and are carried at amortized cost.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time of shipment. The Company's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with the Company's research and other

- -----------------
/**/"TAXOL" is a registered trademark of Bristol-Myers Squibb Company (Bristol-Myers Squibb) for an anticancer pharmaceutical preparation containing paclitaxel.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

development expenses. Licensing fees and other revenues are recognized in accordance with the terms of the applicable agreements. Payments received in advance under these agreements are recorded as deferred revenue until earned.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs as they are incurred. These costs include salaries, laboratory supplies, travel, chemicals, facilities, equipment and other expenditures.

DEPRECIATION

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives generally between three and seven years. Leasehold improvements and equipment recorded under capital leases are amortized over the shorter of their estimated useful lives or the lease term. Depreciation and amortization expenses are allocated to either general and administrative or research and development expense, depending on the use of the related property and equipment.

NET LOSS PER SHARE

Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 83, Earnings per Share Computations in an Initial Public Offering, 315,854 common and common equivalent shares issued during the 12-month period prior to the Company's August 1994 initial public offering at prices below the anticipated public offering price were included in the calculation as if they were outstanding for all periods presented, up to the close of the initial public offering.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe adoption will have a significant impact on the financial statements.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 is applicable to fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The Company has determined that it will elect to continue to follow APB No. 25 and related interpretations in accounting for its employee stock options.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1993 and 1994 financial statements to conform with the 1995 financial statement presentation.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES; SIGNIFICANT CUSTOMERS

Domestic and foreign financial information is as follows:

                                       UNITED      NORTH                       TOTAL
                               YEAR    STATES     AMERICA    ELIMINATIONS     COMPANY
                              ---------------------------------------------------------
Net sales to affiliated and
   unaffiliated customers....  1993  $1,247,819  $       --   $        --    $ 1,247,819
                               1994   1,002,037     148,347      (148,347)    1,002,037
                               1995   2,623,426     569,337      (569,337)    2,623,426

Operating loss...............  1993   4,953,858          --            --     4,953,858
                               1994   5,913,420      68,321            --     5,981,741
                               1995   3,851,234     432,600            --     4,283,834

Identifiable assets
   December 31,..............  1994   5,019,168     672,226      (715,442)    4,975,952
                               1995   9,225,725   6,820,044    (4,092,419)   11,953,350

For the years ended December 31, 1993, 1994 and 1995, approximately 80%, 15% and 75%, respectively, of the Company's sales were export sales to F.H. Faulding & Co., Limited ("Faulding"). Further, substantially all of the Company's accounts receivable at December 31, 1994 and 1995 were from this corporation (see Note
8). The Company is dependent on sales to its two development and marketing partners, Faulding and the Baker Norton subsidiary of IVAX Corporation ("IVAX") (see Note 8) and does not require collateral to secure accounts receivable from these partners. Sales to these partners as a percent of total sales were as follows:

                 1993   1994   1995
                 ------------------
Faulding........  80%    15%    75%
IVAX............   1%    71%    22%


RISKS AND UNCERTAINTIES RELATED TO DISTRIBUTION

The Company's currently largest customer, Faulding, distributes a paclitaxel-based drug in Australia. Faulding's main competitor in the Australian market, Bristol-Myers Squibb, has

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

brought legal action against Faulding on the basis of infringement of certain Bristol-Myers Squibb patents, which Faulding is claiming are invalid in a separate suit. Based upon its review of the prior art and its discussions with Faulding, management of the Company believes the Bristol Myers-Squibb action will be successfully resisted. However, litigation is an uncertain process, and no assurances can be given that Bristol-Myers Squibb will not obtain an injunction against Faulding which could prevent Faulding from marketing paclitaxel in Australia pursuant to Faulding's generic approval. If Faulding were to be prevented from continuing to market paclitaxel in Australia pursuant to its current generic approval, then Faulding would be unable to continue to market the Company's paclitaxel until such time as Faulding obtains its own nongeneric approval which does not rely on the administration methods claimed in the Bristol-Myers Squibb patents. If Bristol-Myers Squibb is successful in enforcing its patent claims against Faulding, such a result would have a material adverse effect on the Company.

2. RELATED PARTY TRANSACTIONS

In conjunction with employment, the Company agreed to loan an officer of the Company up to $20,000. In January 1994, $18,487 was advanced under this agreement and remains outstanding at December 31, 1995.

From time to time, certain employees and officers of the Company may enter into agreements with the Company to defer all or portions of their salaries as a method to conserve cash in the Company. Such amounts totaled $169,358 at December 31, 1994 and 1995. The Company has no obligation to repay such amounts until the Company is profitable.

The Company recorded $707,190 and $589,660 in 1994 and 1995, respectively, in sales to IVAX, a marketing and development partner which owned 14.3% and 13.2% of the Company's outstanding shares of common stock (see Notes 1 and 8) at December 31, 1994 and 1995, respectively.

In August 1995, the Company repurchased 144,288 shares of its common stock from certain executive officers of the Company in exchange for the cancellation of certain indebtedness owed by such officers of $1,684,547 to the Company. Included in the canceled indebtedness was $192,867 of accrued interest (see Note
6).

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

3. NOTES PAYABLE

In 1992, 1993 and 1994, Faulding made advance payments to the Company totaling $1,100,000. In March 1995, the Company and Faulding finalized an agreement to convert the advance payments into a note payable with a face value of $1,200,000, due in June 1997.

The $100,000 original issue discount is being amortized over the life of the note and has a remaining balance of $50,000 at December 31, 1995. The portion of the note on which interest accrues at the rate of 9% increases over time as deliveries of product are made to Faulding. At December 31, 1995, interest is being accrued on $700,000 of the principal balance. Interest accrual is scheduled to commence in the first quarters of 1996 and 1997, with respect to the remaining $300,000 and $200,000 of principal, respectively.

Notes payable consist of the following:

                                                                   DECEMBER 31
                                                               --------------------
                                                                 1994        1995
Note payable to Faulding, net of unamortized original
issue discount, due in June 1997, interest at 9%
  accruing on $700,000, payable quarterly...................    $    --  $1,150,000
Note payable to stockholder, due in December 1995...........     40,000          --
Note payable, due in March 1996, interest at 6.81%, accruing
  monthly...................................................         --      38,801
Note payable, due in March 1995.............................     43,443          --
                                                                -------  ----------
                                                                 83,443   1,188,801

Less amounts currently payable..............................     83,443      38,801
                                                                -------  ----------
Notes payable-long term.....................................    $    --  $1,150,000
                                                                =======  ==========

Interest paid approximated interest expense for the years ended December 31, 1993 and 1994. For the year ended December 31, 1995, interest paid was $69,780 and interest expense was $149,869.

Future minimum payments under notes payable are as follows:

1996......................................  $   38,801
1997......................................   1,200,000
                                            ----------
Total.....................................   1,238,801
Less unamortized original issue discount..      50,000
                                            ----------
                                            $1,188,801
                                            ==========

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

4. CAPITAL LEASE OBLIGATIONS

The Company's property held under capital leases consisted of the following, which is included in property and equipment:

                                            DECEMBER 31
                                          -----------------
                                           1994      1995

Office equipment.......................   $11,496  $ 72,695
Laboratory equipment...................    83,661   356,468
                                          -------  --------
                                           95,157   429,163
Less accumulated depreciation..........    21,230    96,133
                                          -------  --------
                                          $73,927  $333,030
                                          =======  ========

At December 31, 1995, minimum payments under capital lease obligations are:

1996.............................................  $170,240
1997.............................................   162,534
1998.............................................   155,057
                                                   --------
Net minimum lease payments.......................   487,831
Less amount representing interest................    83,566
                                                   --------
Present value of minimum lease payments..........   404,265
Less current portion.............................   105,454
                                                   --------
                                                   $298,811
                                                   ========

The Company has entered into an irrevocable standby letter of credit agreement with a financial institution to support a capital lease agreement for up to $500,000 at an interest rate of prime plus 2%. As of December 31, 1995, no funds have been drawn on the letter of credit.

The Company is required to maintain certificates of deposit for 33% of the remaining principal outstanding under capital lease obligations ($123,750 at December 31, 1995) as collateral as long as a letter of credit is outstanding. Such pledged amounts are classified as restricted cash in the accompanying consolidated balance sheets.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

5. INCOME TAXES

The Company accounts for income taxes in conformity with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

As of December 31, 1995, the Company has net operating loss carryforwards for income tax purposes of approximately $15,180,000 and research and development credits of $159,000 to offset future taxable income in the United States, expiring as follows:

                         RESEARCH
             NET           AND
         OPERATING     DEVELOPMENT
           LOSSES        CREDITS

2006..... $   282,000      $     --
2007.....   1,826,000        52,000
2008.....   3,328,000        54,000
2009.....   4,600,000        38,000
2010.....   5,144,000        15,000
          -----------      --------
          $15,180,000      $159,000
          ===========      ========


In Canada, the Company has net operating loss carryforwards of approximately US$225,000, expiring in 2002.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. At least one such ownership change has occurred. As a result, the Company will be subject to an annual limitation on the use of its net operating losses. This limitation affects net operating losses incurred up to the ownership change and does not reduce the total amount of net operating loss which may be taken, but rather limits the amount which may be used during a particular year. Therefore, in the event the Company achieves profitability, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company if the taxable income during any year exceeded the allowable loss carried forward to that year.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

5. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets with respect to United States taxing authorities are as follows:

                                               DECEMBER 31
                                        -------------------------
                                            1994          1995

Deferred tax liabilities:
Tax over book depreciation............  $    13,587   $        --
Other.................................       43,466        41,724
                                        -----------   -----------
Total deferred tax liabilities........       57,053        41,724

Deferred tax assets:
Tax net operating loss carry forward..    3,873,693     5,734,815
Deferred compensation.................       63,510        63,510
Amortization..........................      376,256       261,884
Deferred revenue......................      426,000        19,287
Research and development credits......      144,325       158,897
Excess of book over tax depreciation..           --        72,174
Other.................................      134,348       113,922
                                        -----------   -----------
Total deferred tax assets.............    5,018,132     6,424,489
Valuation allowance...................   (4,961,079)   (6,382,765)
                                        -----------   -----------
Net deferred tax assets...............       57,053        41,724
                                        -----------   -----------
                                        $        --   $        --
                                        ===========   ===========

Significant components of the Company's deferred tax assets with respect to Canadian taxing authorities are as follows:


                                              DECEMBER 31
                                           -----------------
                                            1994      1995

Deferred tax assets:
   Excess of book over tax depreciation... $   --   $ 26,062
   Valuation allowance.................... $   --    (26,062)
                                           ------   --------
                                           $   --   $     --
                                           ======   ========

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

6. STOCKHOLDERS' EQUITY

COMMON STOCK PRIVATE PLACEMENTS

On April 29, 1993 and March 8, 1994 (see Note 8), the Company entered into exclusive long-term contracts with a large reforestation company to develop a renewable source of biomass. In connection with the March 8, 1994 contract, the Company sold 18,000 shares of the Company's common stock and a warrant to acquire an additional 2,667 shares of common stock for $104,685 in cash. The warrant may be exercised immediately at a price of $9.375 per share and expires June 30, 1996.

THE SUBSCRIPTION AGREEMENT AND EXECUTIVE AGREEMENTS

In June 1993, the Company entered into a Subscription Agreement (the "Subscription Agreement") with IVAX pursuant to which the Company sold 1,106,398 shares of the Company's common stock and a warrant to acquire an additional 111,111 shares of common stock for $3,000,000 in cash. The warrant was exercisable immediately at a nominal price, and expires in June 2003 (see Note
8).

In connection with the Subscription Agreement, the Company entered into Employment and Executive Stock Agreements (the "Executive Agreements"), pursuant to which the Company sold 1,526,814 shares of the Company's common stock at $1.50 per share to certain officers in exchange for cash and promissory notes in the aggregate amount of $2,289,076. The notes are secured by the common stock and accrue interest at the lesser of: (i) the greater of the prime rate minus 1% and the applicable federal rate, or (ii) the highest rate per annum permitted by law. The initial term of the Executive Agreements is five years. If an officer's employment is terminated during the initial term of the Executive Agreement, the shares held by that officer are subject to repurchase by the Company at its election. The repurchase price is defined by the Executive Agreements, but in no case will be less than the original cost of the shares. The notes receivable and related accrued interest are recorded as a separate reduction of stockholders' equity. In August 1995, the Company repurchased 144,288 shares of common stock from certain of these officers in cancellation of $1,684,547 of this indebtedness (see Note 2).

The Subscription Agreement and Executive Agreements are subject to a Stockholders Agreement which includes provisions regarding certain matters including the composition of the Board of Directors, restrictions on the sale, transfer or other disposition of shares sold in connection with these agreements, and the Company's first offer right for voluntary election to purchase all of the shares held by these stockholders.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

6. STOCKHOLDERS' EQUITY (CONTINUED)

BRIDGE FINANCING AND EXTRAORDINARY LOSS RESULTING FROM EXTINGUISHMENT

In April 1994, the Company completed the sale (the "Bridge Financing") to private investors of 26.5 units (the "Units"), each Unit consisting of: (i) 10,000 shares of common stock and (ii) an unsecured 9% nonnegotiable convertible promissory note of the Company in the principal amount of $50,000, due on the earlier of the consummation of the Company's initial public offering or March 31, 1995, unless converted, at the option of the holder, into shares of common stock upon the consummation of the Company's initial public offering, at a rate equal to $5.00 per share of common stock (a"Bridge Note"). The purchase price per Unit was $50,000. The Company received gross proceeds of $1,325,000 with respect to the sale of such Units. After the payment of $132,500 in placement fees to the underwriter who acted as placement agent for the Company with respect to the sale of such Units, and other offering expenses of approximately $75,000, the Company received net proceeds of approximately $1,117,500 from the sale of the Units. The Bridge Financing resulted in the Company's issuance of a total of $1,325,000 principal amount of Bridge Notes and 265,000 shares of common stock. Upon closing of the Company's initial public offering, $1,185,000 in principal amount of Bridge Notes was paid in cash and $140,000 was converted to 28,615 shares of common stock. The repayment of the Bridge Notes prior to their one-year stated maturity resulted in a $512,482 extraordinary loss.

INITIAL PUBLIC OFFERING OF COMMON STOCK AND REDEEMABLE WARRANTS

In August 1994, the Company completed an initial public offering of its common stock and redeemable warrants to purchase common stock (the "IPO"). The offering consisted of 1,800,000 shares of common stock and redeemable warrants to purchase 2,070,000 shares of common stock (including 270,000 redeemable warrants to purchase common stock issued in connection with the underwriter's overallotment). The common stock and warrants were purchased separately and are separately transferable. Each warrant entitles the registered holder thereof to purchase one share of common stock at a price of $5.00, subject to adjustment in certain circumstances, for a period of three years, commencing February 1, 1995. The warrants are redeemable by the Company, upon the consent of the underwriter, at any time commencing February 1, 1995 upon notice of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid quotation of the common stock on all 20 trading days ending on the third day prior to the day on which the Company gives notice has been at least 150% of the then effective exercise price of the warrants ($7.50 at December 31, 1994, subject to adjustment). The net proceeds of the offering to the Company were $7,352,582 (after deduction of the underwriting discount and expenses of the offering). In connection with the completion of the IPO, the Bridge Notes and certain notes payable to IVAX Corporation and another shareholder as well as certain officer salaries which had been deferred since September 1993 in order to preserve cash were paid. In addition, the normal vesting of stock sold in conjunction with the Executive Agreements was accelerated as a result of completion of the IPO, resulting in a charge, during 1994, of $307,749 to general and administrative expense.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

6. STOCKHOLDERS' EQUITY (CONTINUED)

FAULDING PRIVATE PLACEMENT AND ELIMINATION OF THE FAULDING ROYALTY

Contemporaneously with consummation of the IPO, the Company sold to Faulding in a private transaction (the "Faulding Private Placement") 400,000 shares of the Company's nonvoting common stock (the "Nonvoting Common") at a price of $5.00 per share, the initial public offering price per share in the IPO, and 400,000 warrants (the "Faulding Warrants") to purchase an additional 400,000 shares of Nonvoting Common at a price of $.10 per warrant, the initial public offering price per warrant. Shares of Nonvoting Common will automatically convert to common stock (with full voting rights), on a share-for-share basis, upon Faulding's disposition thereof. The Nonvoting Common and the Faulding Warrants are identical in all respects to the common stock and warrants which were sold in the IPO, except that, other than in limited circumstances, Faulding, as the holder, has no voting rights with respect to the Nonvoting Common, and the Faulding Warrants are exercisable for Nonvoting Common instead of common stock until Faulding's disposition thereof. The proceeds from issuance of the Nonvoting Common and Faulding Warrants were as follows: $1,000,000 was applied directly to eliminate the Company's liability to Faulding resulting from Faulding's royalty rights under the Faulding Agreement (the "Faulding Royalty") and cash of $1,040,000 was received by the Company. Under the Faulding Royalty, the Company would have been obligated to pay Faulding 4% of the Company's sales price on the first 100,000 grams of paclitaxel it sold to third parties for commercial use. The cost of eliminating the Faulding Royalty was expensed, and was separately reflected in the statement of operations for the year ended December 31, 1994.

PREFERRED STOCK PRIVATE PLACEMENT

In July 1995, the Company closed a private placement of 638,750 shares of Convertible Preferred Stock, Series A (the "US Preferred") of the Company ("NaPro USA"), for proceeds of $5,114,111.

In July and August 1995, the Company closed a private placement of 725,513 shares of Convertible Preferred Stock, Series A (the "Canadian Preferred") of the Company's Canadian subsidiary, NaPro BioTherapeutics (Canada), Inc. ("NaPro Canada"), for proceeds of $5,959,060.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

6. STOCKHOLDERS' EQUITY (CONTINUED)

The U.S. Preferred has a liquidation preference of $8.00 per share and is immediately convertible into common stock of the Company on a share-for-share basis at the option of the holder. The U.S. Preferred may be redeemed by the Company at its liquidation value beginning one year after issuance if the average trading price for the NaPro USA common stock over a 20 trading day period has equaled or exceeded $16.00 and beginning three years after issuance if such trading price has equaled or exceeded $10.00. Holders may elect to convert their U.S. Preferred into common stock of the Company at any time prior to 15 business days before the date fixed for redemption. The U.S. Preferred also may be redeemed at any time after September 30, 2000 at the option of the holder. The Company may elect to pay the redemption price by issuing its common stock valued at 95% of its then market price. The U.S. Preferred has one vote per share.

The Canadian Preferred has a liquidation preference of CDN$11.00 per share and may be exchanged for common stock of the Company on a share-for-share basis at any time after December 1, 1995. The Company has the option to acquire the Canadian Preferred at its liquidation value beginning one year after issuance if the average trading price for the Company's common stock over a 20 trading day period has equaled or exceeded the equivalent of CDN$22.00 and beginning three years after issuance if such trading price has equaled or exceeded the equivalent of CDN$13.75. Holders may elect to exchange their Canadian Preferred for common stock of the Company at any time prior to 15 business days prior to the date fixed for the Company to acquire the shares under the foregoing option. Holders have the option to require the Company to purchase the Canadian Preferred for its liquidation preference at any time after September 30, 2000. The Company may elect to pay the purchase price of the Canadian Preferred by issuing its common stock valued at 95% of its then market price. The Canadian Preferred is entitled to one vote per share in NaPro Canada.

At December 31, 1995, a total of 513,750 shares of the U.S. Preferred had been converted into 513,750 shares of Common Stock of the Company and 266,421 shares of the Canadian Preferred had been exchanged for 266,421 shares of common stock of the Company.

The Company registered under the Securities Act of 1933 the resale of shares of its common stock issued upon conversion of the U.S. Preferred or exchange of the Canadian Preferred. Neither the U.S. Preferred nor the Canadian Preferred has any dividend requirement.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

7. COMMON STOCK WARRANTS AND OPTIONS

COMMON STOCK WARRANTS

In December 1992 and June 1993, the Company granted to a consultant warrants to purchase 20,000 shares of common stock at $1.875 per share. The warrants, which were fully vested at December 31, 1993, expire in December 2002 (13,333 shares) and June 2003 (6,667 shares). Additionally, the Company granted a warrant to a director to purchase 13,333 shares of the Company's common stock, at an exercise price of $1.875 per share. This warrant is exercisable immediately and expires in June 2003. In June 1993, the Company issued IVAX a warrant to purchase 111,111 shares of common stock (see Notes 6 and 8).

In January 1994 and May 1994, the Company granted to a former consultant and former employee warrants to purchase 33,333 and 16,667 shares, respectively, of the Company's common stock, at exercise prices of $1.125 and $.01 per share, respectively. The warrant to purchase 33,333 shares is exercisable immediately and expires in April 1997. The warrant to purchase 16,667 shares was exercised in conjunction with the Company's initial public offering. As a result of these transactions the Company recognized $82,334 in expense. The expense was based on an estimated fair market value of the underlying stock of $2.40 per share, consistent with the value of the Bridge transaction described in Note 6. In August 1994, in conjunction with the initial public offering, 1,980 warrants were purchased by the underwriters.

NONPLAN STOCK OPTIONS

In November 1990, Pacific Biotechnology, Inc. ("PB"), one of the Company's predecessors, granted options to purchase 613,333 shares (reduced to 199,233.6 shares in September 1991) of its common stock to two officers. The exercise price is $.1875 per share and the options are fully exercisable during the period from January 1, 1992 to December 31, 1999. In December 1991, when the Company acquired all of the outstanding common stock of PB, all options to purchase PB common stock were exchanged for options to purchase 159,143.30 shares of the Company's common stock under the same terms as the PB options. In January 1994, the Company granted to the four outside directors of the Company 27,000 nonplan options to purchase shares of common stock which are immediately exercisable at a price of $2.40 and which expire in January 2002.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

7. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

THE 1993 STOCK OPTION PLAN

During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the "Plan") to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provides for option grants designated as either nonqualified or incentive stock options. The Plan provides for the issuance of up to 146,667 shares of the Company's common stock. The initial term of the Plan is ten years, and the maximum option exercise period shall be no more than ten years from the date of grant. The exercise price for the options will be the fair market value, as determined by any market on which the Company's common stock is traded, or in the absence of any market, the price shall be as determined by the Board of Directors, or if the Company has offered and sold common stock within the preceding sixty days, the price at which such common stock was sold. The term of an option for 667 or more shares shall be eight years, and the term of an option for fewer than 667 shares shall be five years. Options for 667 shares or more shall vest 25% after each anniversary date of the grant, and options for fewer than 667 shares shall vest 50% after each anniversary date of the grant. The exercise price for incentive stock options shall be no less than fair market value. The exercise price for nonqualified stock options may be less than, equal to, or greater than fair market value.

1994 LONG-TERM PERFORMANCE INCENTIVE PLAN

In May 1994, the Board of Directors adopted and in July 1994, the shareholders approved, the 1994 Long-Term Performance Incentive Plan (the "Incentive Plan"). An aggregate of 375,000 shares were authorized for issuance under the Incentive Plan, to be increased to 875,000 shares authorized, subject to stockholders' approval. The Incentive Plan provides for granting to employees and other key individuals who perform services for the Company ("Participants") the following types of incentive awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the Incentive Plan. In addition, each person who is not an employee of the Company or one of its subsidiaries and who is elected or re-elected as a director of the Company by the stockholders at any annual meeting of stockholders commencing with the 1994 annual meeting, and, if first elected or appointed other than at an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a nonqualified option to purchase 5,000 shares of the Company's common stock.

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

7. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

The following summarizes stock option activity and balances:


                                    STOCK       EXERCISE
                                   OPTIONS       PRICE
                                   ---------------------
Outstanding at December 31, 1992.. 159,467   $     .19
Granted...........................  79,733         .75
Canceled.......................... (13,333)        .75
                                   -------
Outstanding at December 31, 1993.. 225,867       .19-.75
Granted........................... 144,934    2.40 -- 6.00
Canceled..........................  (6,667)       2.40
                                   -------
Outstanding at December 31, 1994.. 364,134     .19 -- 6.00
Granted........................... 241,792    6.25 -- 11.75
Canceled..........................  (6,667)       2.40
Exercised......................... (31,652)    .75 -- 2.40
                                   -------
Outstanding at December 31, 1995.. 567,607    .19 -- 11.75
                                   =======

Exercisable shares at December 31, 1995 are 234,252. The above stock options not already exercisable vest over the next nine years.

8. STRATEGIC ALLIANCES

The Company has entered into strategic alliances with two pharmaceutical companies, Faulding and IVAX, that have the capabilities to obtain commercial approval for the Company's paclitaxel and establish the Company's paclitaxel as a major product in the market. These strategic partners will assume responsibility for funding the cost of all aspects of the required clinical and regulatory processes in their respective markets, procedures that would be too costly for the Company to undertake.

THE FAULDING AGREEMENT

In 1992, the Company entered into an initial 20-year exclusive agreement with Faulding, which was amended in June 1993, January 1994 and March 1995 (the "Faulding Agreement"), to develop and market paclitaxel in ten countries, including Australia, New Zealand, and much of Southeast Asia. The Faulding Agreement also grants Faulding the nonexclusive right to sell paclitaxel supplied by the Company in certain countries in the Middle East. Pursuant to the Faulding Agreement, Faulding paid the Company a $200,000 licensing fee and also provided the Company $1,100,000 of advances. These amounts were converted into notes payable upon the delivery by the Company of the corresponding value of paclitaxel (see Note 3).

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

8. STRATEGIC ALLIANCES (CONTINUED)

The Faulding Agreement provides that the Company shall supply all of Faulding's requirements for paclitaxel. The Company is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's original sales price for paclitaxel supplied for commercial use. In addition, pursuant to the original Faulding Agreement, the Company would have been obligated to pay Faulding a royalty of up to 4% on the first 100,000 grams of paclitaxel sold to third parties for commercial use. However, in 1994, the Company exercised its right to eliminate this royalty under the Faulding Agreement by paying Faulding $1 million (see Notes 3 and 6).

THE IVAX AGREEMENT

In June 1993, the Company entered into an initial 20-year exclusive agreement with IVAX to develop and market paclitaxel in the United States, Europe, Japan and the rest of the world not covered by the Faulding Agreement, with the exception of the former Soviet Union countries, China, certain countries in the Middle East, and the Vatican, territories to which IVAX has nonexclusive rights. Simultaneously with entering into the IVAX Agreement, IVAX made a $3 million equity investment in the Company for 19.8% of the Company's then outstanding common stock (see Note 6) and committed to give the Company an additional $1.4 million in loans over the next three years for acquiring yew tree bark. The loan commitment terminated upon completion of the IPO.

The IVAX Agreement provides that the Company shall supply all of IVAX's requirements for paclitaxel. The Company is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a manufacturing payment plus a percentage of IVAX's sales profit (as defined by the agreement) for paclitaxel sold for commercial uses.

THE PBI AGREEMENT

In March 1994, the Company entered into a ten-year initial-term contract with Pacific Biotechnologies, Inc. ("PBI"), a subsidiary of PRT, one of the largest reforestation companies in Canada (the "PBI Agreement"). Under the PBI Agreement, PBI is planting and maintaining a plantation of yew trees and bushes designed to provide the Company with a long-term renewable supply of Taxus biomass. Pursuant to such agreement, the Company is obligated to pay PBI an annual fee equal to its costs in performing its obligations under the agreement plus overhead and a specified profit.

The Company applied $1,500,000 of the net proceeds of its August 1994 initial public offering to prepay in full, at a discount, all fees, interest thereon, and all other amounts accrued and which would accrue and be owed by the Company to PBI under the PBI

                   NaPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

8. STRATEGIC ALLIANCES (CONTINUED)

Agreement through December 31, 1995. Amounts paid in excess of the amounts due totaled $268,720 on December 31, 1994 and were recorded on the balance sheet as prepaid expenses. No corresponding amounts are outstanding at December 31, 1995. In addition, the Company's obligation under the PBI Agreement to secure a $100,000 letter of credit in favor of PBI was eliminated. Until such time as plantation cultivation is developed and proven, expenditures under the PBI Agreement are being expensed as research and development and are separately reported on the statement of operations.

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has executed noncancelable operating lease agreements for office, research and production facilities. As of December 31, 1995, future minimum lease payments under noncancelable operating lease agreements are as follows:

1996.....................  $  495,102
1997.....................     515,375
1998.....................     498,857
1999.....................     510,725
2000.....................     438,543
                           ----------
Total....................  $2,458,602
                           ==========

Rent expense for the years ended December 31, 1993, 1994 and 1995 amounted to $215,138, $146,400 and $262,332, respectively.

UNCERTAINTY OVER THE SELLING PRICE UNDER THE FAULDING AGREEMENT

Under the Faulding Agreement (see Note 8), the Company is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's sales price for paclitaxel supplied for commercial use. The Company recognizes the corresponding revenue at the time of shipment of paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. However, Faulding may or may not use the paclitaxel in accordance with the original intent indicated on its purchase orders. Additionally, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to the Company. On or about April 30, 1996, Faulding has agreed to communicate to the Company the final amount of sales, and an adjustment will be calculated, which may either increase or decrease the Company's revenue from sales of products to Faulding for 1995.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                  NaPro BioTherapeutics, Inc.


                        By: /s/ Sterling K. Ainsworth
                           ---------------------------------------
                           Sterling K. Ainsworth, Ph.D.
                           President, Chief Executive Officer