Form 10-K/A
period 1995-12-31
NAPRO BIOTHERAPEUTICS INC
filed 1996-06-24
CIK 891504

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-K/A
                                (THIRD AMENDMENT)

                          -----------------------------


                                   (MARK ONE)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-24320

                           NAPRO BIOTHERAPEUTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     DELAWARE                                            84-1187753
(STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


  6304 SPINE ROAD, UNIT A
  BOULDER, COLORADO                                      80301
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

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

                               ------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(B) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF THE REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING. (SEE DEFINITION OF AFFILIATE IN RULE 405): $88,084,262 AS OF JUNE 4, 1996.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES
OF COMMON STOCK, AS OF JUNE 4, 1996.


  TITLE OF CLASS                                           NUMBER OF SHARES
   COMMON STOCK                                                8,380,977
NON VOTING COMMON STOCK                                          400,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                     PART I

ITEM 1.      BUSINESS


THE COMPANY

     NaPro BioTherapeutics, Inc. ("the Company") is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (TAXUS) trees. The Company's paclitaxel is referred to herein as "NBT Paclitaxel."

     The market for paclitaxel, the largest selling chemotherapy drug in the world, is dominated by Bristol-Myers Squibb Company ("BMS"). BMS has publicly announced that worldwide sales of their formulation of paclitaxel were approximately $580 million in 1995 and $200 million in the first quarter of 1996, on a worldwide basis. BMS's paclitaxel is the only United States Food and Drug Administration ("FDA") approved formulation of paclitaxel, which approval is for the treatment of refractory (non-responsive) breast and ovarian cancers. The Company believes that by combining its proprietary extraction, isolation and purification ("EIP(TM)") manufacturing technology and the renewable sources of TAXUS biomass being developed by the Company with its long-term, exclusive clinical development, regulatory approval, marketing and distribution agreements with two major international pharmaceutical companies, the Company will be well-positioned to participate in the worldwide paclitaxel market.

     To advance commercialization of NBT Paclitaxel, the Company has entered into 20-year, exclusive agreements with each of F.H. Faulding & Co., Ltd. ("Faulding") and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation ("IVAX" and together with Faulding, the "Strategic Partners") for the clinical development, sales, marketing and distribution of NBT Paclitaxel. Faulding, Australia's largest domestic pharmaceutical company, had 1995 sales of approximately $1.3 billion, and IVAX, a diversified international health care company, also had 1995 sales of approximately $1.3 billion.

     The Strategic Partners have agreed to fund and, with the Company's input, undertake the clinical trials required to obtain regulatory approvals for the commercialization of NBT Paclitaxel in their respective territories. The Company is responsible for supplying the Strategic Partners with NBT Paclitaxel for all of their clinical and commercial requirements. Under the terms of each agreement, IVAX and Faulding pay a fixed price for NBT Paclitaxel for non-commercial sales. For NBT Paclitaxel sold commercially, Faulding pays the Company a substantial share of gross revenues. For IVAX's commercial sales, IVAX will pay the Company on a cost plus basis for the Company's manufacture of NBT Paclitaxel and in addition will pay the Company a substantial share of IVAX's NBT Paclitaxel profits.

     Faulding obtained regulatory approval and began marketing NBT Paclitaxel as a generic pharmaceutical in Australia in January 1995 for the treatment of refractory breast and ovarian cancers and is seeking approval to sell NBT Paclitaxel in other countries in its defined territory. IVAX filed an investigational new drug exemption ("IND") application for NBT Paclitaxel with the FDA in June 1994. IVAX is currently engaged in Phase II/III clinical trials with NBT Paclitaxel for treating refractory breast and ovarian cancers and believes it may be able to submit a new drug application ("NDA") to the FDA for at least one indication in 1997. There can be no assurance, however, as to the completion of any clinical trials or as to whether IVAX will meet anticipated timetables or be successful in obtaining any necessary regulatory approvals or successfully market NBT Paclitaxel even if approval has been obtained.

     The Company's EIP(TM) technology was designed to allow the extraction, isolation and purification of paclitaxel and other taxanes (compounds structurally similar to paclitaxel that can be synthesized into paclitaxel) from renewable sources of biomass such as needles and limbstock harvested from ornamental yew trees and bushes. In order to ensure a stable and reliable source of TAXUS biomass for use in the production of NBT Paclitaxel, the Company has entered into an agreement (the "PBI Agreement") with Pacific Biotechnologies, Inc. ("PBI"), a subsidiary of Pacific Regeneration Technologies, Inc., one of Canada's largest reforestation companies, to grow cloned ornamental yew trees and bushes and, if economical, to develop its own plantations on a large scale. The Company intends to supplement its supply of biomass obtained from PBI by entering into additional agreements with commercial growers of ornamental yew trees. The Company is currently constructing a large-scale commercial EIP(TM) manufacturing facility with planned capacity to meet the forecasted commercial needs of the Strategic Partners through 1999. The Company expects to complete and validate this facility in 1997. In addition, in order to increase production yields of NBT Paclitaxel, and lower its cost of manufacture, the Company is developing, and has applied for patent protection for, a semi-synthetic process for manufacturing NBT Paclitaxel from certain other taxanes contained in renewable biomass sources.


PACLITAXEL OVERVIEW

     Cancer is the second leading cause of death in the United States with over one million new cases diagnosed each year. Cancer is generally treated by surgery, radiation or chemotherapy or a combination of these therapies. Paclitaxel, approved less than four years ago, has become the largest selling of a class of cancer chemotherapy drugs known as cytotoxic agents.

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

     In June 1991, the NCI formalized a Collaborative Research and Development Agreement for development of paclitaxel with BMS, the world's largest oncology company. BMS assumed development of paclitaxel which included completion of the necessary clinical trials and manufacturing scale-up. In June 1992, BMS submitted an NDA to the FDA. BMS received approval for the sale of paclitaxel as a treatment for refractory ovarian cancer in December 1992 and approval for the sale of paclitaxel as a treatment for refractory breast cancer in April 1994. BMS has publicly announced that their formulation of paclitaxel has achieved world-wide commercial sales of approximately $580 million in 1995 and $200 million in the first quarter of 1996.

     Paclitaxel is one of a family of compounds, commonly referred to as taxanes, which share a hydrocarbon ring (diterpene) structure. Taxanes are found naturally in many parts of various species of yew trees and bushes. The concentration of taxanes in yew trees and bushes is very small--generally less than 500 parts per million each--and accordingly, the process of extracting taxanes from yew biomass is complicated and challenging. To arrive at a final stage paclitaxel product for use in clinical trials and for commercialization, several production approaches can be utilized. The Company believes the two most prevalent processes used today are conventional extraction and semi-synthesis.

     In extraction, the manufacturing process must be designed to extract, isolate and purify paclitaxel from yew biomass leaving behind other components, including non-paclitaxel taxanes. The extraction, isolation and purification processes, however, are complicated since there are over 100 different taxanes present in yew biomass. In a semi-synthesis process, the initial extraction, isolation and purification is similar to that of the conventional extraction process, except that the process not only isolates paclitaxel, but also isolates and subsequently converts through chemical synthesis certain other taxanes (which are otherwise considered waste byproducts) into paclitaxel, thereby increasing the yield of paclitaxel from the same biomass source. The final product of either method must have levels of impurity at or below acceptable regulatory standards.

     Historically, the wild Pacific yew tree has been the primary source of yew biomass. Most species of TAXUS, including the wild Pacific yew, grow slowly, requiring a number of years to reach harvestable size. As a result of its slow growing pattern, wild TAXUS is generally found in old growth forests, frequently the habitat of endangered species, including the spotted owl. Biomass from the wild Pacific yew tree has historically been obtained from the bark, which generally requires destroying the tree. As a result, there has been a considerable amount of public debate and controversy in the United States and other countries by environmental groups and others regarding the harvesting of bark from the wild Pacific yew tree. The Company halted harvesting bark from wild Pacific yew trees in 1994. See "Corporate Strategy" and "Biomass; Manufacturing."

     Other companies have developed taxane analogues which are similar, but not chemically identical, to paclitaxel. For example, RPR, a large international pharmaceutical company, has developed docetaxel, one such taxane analog, which is being marketed in various parts of the world under the trademark Taxotere(R). Taxotere(R) has a different toxicity profile from paclitaxel and has side effects not observed with paclitaxel. In May 1996, the FDA approved Taxotere(R) for treatment of anthracycline-resistant breast cancer in patients without impaired liver function.

CORPORATE STRATEGY

     The Company's objective is to be an efficient, low cost manufacturer of high quality paclitaxel. The Company's strategy for achieving its objective includes the following:

     DEVELOP AND COMMERCIALIZE PACLITAXEL THROUGH STRATEGIC ALLIANCES. In order to promote the more rapid development and commercialization of NBT Paclitaxel, the Company has entered into long-term exclusive agreements with Faulding and IVAX. Pursuant to these agreements, Faulding and IVAX are responsible for obtaining regulatory approvals, including designing and conducting clinical trials, as well as marketing NBT Paclitaxel in their respective territories, if any such approvals are received. The Strategic Partners are required to purchase all of their paclitaxel requirements from the Company. See " Strategic Alliances."

     EXPAND AND SECURE RENEWABLE BIOMASS SUPPLY SOURCES. In order to avoid the environmental issues surrounding the harvesting of wild Pacific yew biomass and to expand and secure a renewable biomass supply source, the Company implemented a plantation strategy by entering into the PBI Agreement to grow cloned ornamental yew trees and bushes. The Company expects to supplement its biomass obtained from PBI by entering into additional agreements to purchase biomass and mature yew bushes from commercial growers of ornamental yew trees and, if economical, to develop its own plantation. Using its EIP(TM) technology, the Company plans to extract paclitaxel and other taxanes from renewable biomass components such as needles and limbstock of trees and bushes grown on the PBI and other planned plantations. See "Biomass; Manufacturing."

     SCALE-UP MANUFACTURING PROCESS. In order to meet the currently anticipated supply needs of the Strategic Partners through 1999, the Company has commenced construction of a large-scale commercial EIP(TM) manufacturing facility in Boulder, Colorado which the Company expects to complete and validate in 1997. The Company expects to augment its current manufacturing process with semi-synthesis production in 1999 either through the addition of semi-synthesis manufacturing capacity to its current EIP(TM) facility under construction or the construction of a new semi-synthesis facility, subject to receipt of applicable regulatory approvals. See "Biomass; Manufacturing."


CLINICAL STATUS OF NBT PACLITAXEL

     Pursuant to the agreements with the Strategic Partners, the Strategic Partners have primary responsibility for designing and conducting clinical trials and for pursuing regulatory approval of NBT Paclitaxel throughout the world. The Company has primary responsibility for carrying out the procedures for regulatory approval relating to the Company's manufacturing processes. The Company has filed confidential DMFs containing certain of the Company's proprietary manufacturing processes relating to the manufacture of NBT Paclitaxel with regulatory agencies in the United States, Australia, Canada, Europe and Singapore. In addition, the Company performed the toxicological and preclinical characterization necessary for an IND for extracted paclitaxel.

     Existing regulatory approvals and statutes have a direct impact on the clinical and marketing strategy being pursued by the Company and its Strategic Partners. In December 1992, BMS obtained NDA approval in the United States for its paclitaxel compound. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel which first gains approval through an NDA process is granted a five year period of marketing exclusivity which prevents submission by another party of an Abbreviated New Drug Application ("ANDA") for generic substitutes until such period of exclusivity expires. The exclusivity period in the United States expires in December 1997. The FDA will accept and review, however, an NDA submitted by another party during this period of exclusivity. A comparable statute to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. For these reasons, IVAX plans to file an NDA for NBT Paclitaxel. See "Government Regulation and Product Approvals."

     IVAX. IVAX is currently pursuing a strategy to obtain NDA approval of NBT Paclitaxel in the United States for the treatment of refractory breast and ovarian cancers. IVAX filed an IND with the FDA in June 1994. In October 1994, IVAX initiated its Phase I clinical trials of NBT Paclitaxel in the United States and in May 1995 initiated Phase II/III clinical trials. IVAX is currently conducting Phase II/III studies using NBT Paclitaxel in three indications, including refractory breast and ovarian cancers. The breast cancer trial is evaluating both a short-term and a long-term dosing schedule. The clinical trial for the third indication is ongoing. IVAX has publicly disclosed that it may be able to submit an NDA for NBT Paclitaxel for at least one indication during 1997. There can be no assurance that clinical trials will proceed or be completed as indicated, that NBT Paclitaxel will prove safe and effective, meet applicable regulatory standards or be successfully marketed.

     FAULDING. In January 1995, Faulding received regulatory approval from the TGA to market ANZATAX(TM) (Faulding's brand name for NBT Paclitaxel) in Australia for the treatment of refractory breast and ovarian cancers. Under Australian law there is no exclusivity period comparable to that provided by the Waxman-Hatch Act, and, therefore, approval of a generic substitute was possible without the need for additional clinical trials. Faulding did, however, conduct clinical investigations with ANZATAX(TM) in order to support marketing in Australia and to support applications for regulatory approval in other countries. The Company and Faulding have obtained regulatory approval from the TGA for the Company to supply NBT Paclitaxel to Faulding from either its Canadian or United States manufacturing facilities. Faulding is also engaged in ongoing clinical research with NBT Paclitaxel with the goal of improving the effectiveness of combination therapies utilizing NBT Paclitaxel and expanding the number of disease indications treatable with NBT Paclitaxel. Faulding has filed certificates of free sale and requested marketing approval in various territories including Hong Kong, Cyprus, Egypt, Oman, Turkey, Kuwait, Saudi Arabia, Malaysia, Thailand, Indonesia and the Philippines. There can be no assurance, however, that Faulding will receive approval in any of these territories or will successfully market NBT Paclitaxel, even if such approvals are received.

     The Company plans to submit a DMF in support of an SNDA for NBT Paclitaxel manufactured through a semi-synthesis process. An SNDA cannot be filed until such time, if ever, as an NDA is approved for NBT Paclitaxel. Based on the SNDA approval process for BMS, the Company believes additional toxicological and stability data may be required prior to submission of an SNDA for manufacturing NBT Paclitaxel through a semi-synthesis process. Toxicology data may also be required to support production using non-bark sources of paclitaxel as well as different species of TAXUS plants other than those in the original NDA filing. It is not anticipated that an SNDA could be filed before 1999, since an approved NDA will need to exist before an SNDA can be submitted. The requirements for an SNDA have not been discussed with the FDA and, therefore, are uncertain. As such, there can be no assurance that the semi-synthetic process being developed by the Company will receive regulatory approval. See "Government Regulation and Product Approvals."

BIOMASS; MANUFACTURING

     BIOMASS. Paclitaxel and other taxanes necessary for the production of NBT Paclitaxel are present in many parts of various species of yew trees and bushes. Historically, the Company used the bark of the wild Pacific yew tree as a source of biomass from which to manufacture NBT Paclitaxel. The Company's EIP(TM) technology was designed to allow extraction and purification of paclitaxel and other taxanes, which can be synthesized into paclitaxel, from renewable sources of biomass such as needles and limbstock harvested from ornamental yew trees and bushes. The Company ceased harvesting bark from the wild Pacific yew tree in 1994.

     In order to ensure a stable supply of biomass for use in the production of NBT Paclitaxel, the Company entered into the PBI Agreement in 1993 and intends to enter into additional agreements to purchase biomass and mature yew bushes from commercial growers of ornamental yew trees and, if economical to develop its own plantations. The Company believes that the plantations being developed and to be developed under these agreements will produce adequate biomass to support the commercial requirements of the Strategic Partners. By planting and propagating a reliable and renewable homogeneous biomass source, the Company believes that it may be able to reduce its raw material costs, currently the Company's largest cost component in producing NBT Paclitaxel, while at the same time allowing it to increase the yield of NBT Paclitaxel. The Company made its first small-scale harvest pursuant to the PBI Agreement in the first quarter of 1996. The Company is also examining other potential sources of biomass in the event demand exceeds current expectations. There can be no assurance that the use of the ornamental yew trees and bushes and the use of non-bark sources of such trees and bushes will be approved by the FDA for use in manufacturing NBT Paclitaxel.

     MANUFACTURING. Crude paclitaxel is extracted from yew trees and bushes by third party extractors and delivered to the Company's manufacturing facilities in Boulder, Colorado and British Columbia, Canada. At these two facilities, the impure paclitaxel undergoes an isolation and purification process and the resulting active drug substance is delivered to Faulding's final fill and finish facility in Australia where NBT Paclitaxel is formulated by Faulding for final packaging for both itself and IVAX. Each of the Company's small-scale manufacturing facilities has been inspected by the TGA and approved for the commercial production of NBT Paclitaxel for sale in Australia. TGA approval applies to the manufacture of paclitaxel from both the bark of the wild Pacific yew tree as well as from other raw material sources. On a combined basis, the Company believes these facilities have adequate capacity to meet clinical and commercial demand through the launch of commercial sales of NBT Paclitaxel in the United States if NBT Paclitaxel receives regulatory approval. The Company plans to seek initial FDA approval of its manufacturing processes which utilize both bark sources of biomass as well as non-bark sources of biomass obtained from the needles and limbstock of ornamental yew trees and bushes in the production of NBT Paclitaxel. There can be no assurance that such regulatory approval will be obtained.

     The Company is currently refining and scaling-up its EIP(TM) technology for use in a large-scale commercial manufacturing facility which is being built in Boulder. The Company currently expects to complete construction and validation of this facility in 1997. The Company believes that this facility will have adequate capacity to meet the demands of the Strategic Partners through the startup of a semi-synthesis manufacturing facility. Upon completion of validation, but prior to approval of the NDA for NBT Paclitaxel, the Company anticipates the large-scale commercial facility and processes intended to be used for commercial launch of NBT Paclitaxel in the United States will be inspected by the FDA. Approval of the facility will be a component of the FDA's approval of the NDA. There can be no assurance that the Company will succeed in adopting its EIP(TM) technology for large-scale commercial manufacturing, that the facility will be completed or validated within the time periods indicated, that such facility and manufacturing processes will receive necessary regulatory approvals or, even if approved, will be capable of producing NBT Paclitaxel in the quantities necessary to satisfy the requirements of the Strategic Partners.

     The Company currently contracts with a third party for small-scale paclitaxel extraction. In order for the Company to meet the expected increase in demand for NBT Paclitaxel once commercialized, the Company must either contract out its large-scale extraction requirements or build a large-scale commercial extraction facility. There can be no assurance that a third party contract for such large-scale extraction can be obtained on commercially reasonable terms or that a large-scale extraction facility can be constructed in a timely fashion and receive the necessary regulatory approvals. The failure of the Company to secure a large-scale commercial extraction contract or to construct a regulatory-approved large-scale commercial extraction facility on a timely basis would have a material adverse effect on the Company.

     In order to increase its manufacturing capacity, the Company is also developing, and has applied for patent protection for, a semi-synthesis process for manufacturing NBT Paclitaxel from certain other taxanes contained in renewable biomass sources. Semi-synthesis manufacturing initially involves extraction of paclitaxel and other taxanes from yew sources. Unlike extraction, however, which attempts to isolate and purify only paclitaxel, semi-synthesis isolates and purifies certain additional taxanes. Through a chemical synthesis process, these other taxanes are converted into paclitaxel. Accordingly, since both paclitaxel and other taxanes are used in semi-synthesis, the Company expects to be able to increase the paclitaxel yield from its biomass sources using a semi-synthesis process.

STRATEGIC ALLIANCES

     The Company has formed strategic alliances through long-term exclusive agreements with each of Faulding and IVAX. Pursuant to such arrangements, each Strategic Partner has agreed to fund and, with the Company's input, undertake the clinical trials required to obtain regulatory approvals for commercializing NBT Paclitaxel in their respective territories. The Company is responsible for supplying the Strategic Partners with NBT Paclitaxel for clinical trials and commercial purposes and each Strategic Partner is required to purchase all of its paclitaxel requirements from the Company. Under the terms of each agreement, IVAX and Faulding pay a fixed price for NBT Paclitaxel for non-commercial sales. For NBT Paclitaxel sold commercially, Faulding pays the Company a substantial share of gross revenue. For IVAX's commercial sales, IVAX will pay the Company on a cost plus basis for the Company's manufacture of NBT Paclitaxel and in addition will pay the Company a substantial share of IVAX's NBT Paclitaxel profit. The Company believes that through its agreements with Faulding and IVAX, it will be able to take advantage of their resources, including expertise in clinical testing and sales, marketing and distribution. As a result of these Strategic Alliances, the Company believes it may be able to compete more effectively with BMS, RPR, generic drug manufacturers and other companies, research organizations and academic institutions that are developing paclitaxel and are attempting to develop new and advanced forms of anti-cancer drugs. There can be no assurance that the agreements with the Strategic Partners will not be terminated prior to their expiration, that the Strategic Partners will succeed in obtaining regulatory approvals for NBT Paclitaxel in the United States or elsewhere or that they will succeed in marketing NBT Paclitaxel.

     FAULDING. Faulding, Australia's largest domestic pharmaceutical company with 1995 sales of approximately $1.3 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Southeast Asia and other countries throughout the world. In 1992, the Company originally entered into a development and marketing agreement (the "Faulding Agreement") with Faulding. The Faulding Agreement, as restated and amended, has an initial term of 20 years and will continue thereafter from year to year unless terminated in writing by either party.

     The Faulding Agreement grants Faulding the exclusive right to develop and market NBT Paclitaxel in ten countries, including Australia, New Zealand and much of Southeast Asia (the "Faulding Territory"). The Faulding Agreement also grants Faulding the non-exclusive right to sell NBT Paclitaxel in certain countries in the Middle East. Pursuant to the Faulding Agreement, Faulding is required to purchase all of its requirements of paclitaxel from the Company, except in certain circumstances where the Company is unable to supply Faulding's requirements.

     In a March 1995 amendment to the Faulding Agreement, Faulding agreed to convert certain prepaid product sales and deferred revenue aggregating $1.1 million, which would have become due in 1995 and 1996, into a note in the aggregate principal amount of $1.2 million, which matures in 1997. The terms of the note provide that the Company will pay interest quarterly on amounts which would have been payable to Faulding had the conversion not occurred, at an annual rate of 9%.

     Faulding may terminate the Faulding Agreement: (i) upon the reorganization or insolvency of the Company; (ii) if Faulding becomes controlled by a pharmaceutical company that sells paclitaxel in the Faulding territory; (iii) if the Company becomes controlled by IVAX or BMS; (iv) if the Company is purchased by a pharmaceutical company which sells paclitaxel in the Faulding territory and that company refuses to be bound by the terms of the Faulding Agreement; or (v) if the Company is unable to meet the paclitaxel supply requirements of Faulding. The Company may terminate the Faulding Agreement: (i) upon the reorganization or insolvency of Faulding; or (ii) in certain circumstances, upon a change in control of Faulding.

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

     In connection with the initial public offering ("IPO"), Faulding purchased 400,000 shares of the Company's nonvoting common stock (the "Nonvoting Common Stock") and 400,000 warrants to purchase Nonvoting Common Stock.

     IVAX. IVAX, a diversified international health care company with 1995 sales of approximately $1.3 billion, is engaged in the research, development, manufacture and sale of branded and generic pharmaceuticals and other related health care
                                       7
and personal products and specialty chemicals. In 1993, the Company entered into a development and marketing agreement (the "IVAX Agreement") with IVAX (through IVAX's subsidiary, Baker Norton Pharmaceuticals, "BNP"). The IVAX Agreement has an initial term of 20 years and will continue thereafter from year to year unless terminated in writing by either party.

     The IVAX Agreement grants IVAX the exclusive right to develop and market NBT Paclitaxel in the United States and in every country outside the Faulding Territory except for the Vatican City, China, the former Soviet Union and the Middle East where such right is non-exclusive. Pursuant to the IVAX Agreement, IVAX is required to purchase all of its requirements of paclitaxel from the Company except in certain circumstances where the Company is unable to supply IVAX's requirements.

     Either IVAX or the Company may terminate the IVAX Agreement if the other party materially breaches the agreement under certain circumstances. In addition, IVAX may terminate the IVAX Agreement if the Company fails to meet the paclitaxel supply requirements of IVAX for a continuing three year period. Under certain circumstances, IVAX may obtain certain manufacturing information from the Company and have NBT Paclitaxel manufactured by third parties.

     The Company is required to indemnify IVAX pursuant to the IVAX Agreement for any defect in the NBT Paclitaxel that is shipped to IVAX and for uncured breaches of the Company's representations and warranties under the IVAX Agreement. IVAX is required to indemnify the Company against all losses resulting from a defect in a product formulated by IVAX which contains NBT Paclitaxel and is a product formulated, stored, handled, promoted, distributed, registered or sold by IVAX which contains NBT Paclitaxel.

     IVAX, through its subsidiary D&N Holding Company ("D&N"), currently owns 1,126,398 shares of the Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

MARKETING AND SALES

     Marketing and sales of NBT Paclitaxel will be conducted by the Strategic Partners. The Company believes each of the Strategic Partners has established sales forces with demonstrated sales capability to effectively market pharmaceutical products. The Company has no sales force and has only limited marketing capabilities and has no present intention to establish a sales or marketing force. The Company expects that sales to the Strategic Partners will account for substantially all of the Company's revenues for the foreseeable future. As a result, the loss of either Strategic Partner as a customer, in the absence of a comparable alternative strategic alliance arrangement, would have a material adverse effect on the Company. See "Strategic Alliances."

COMPETITION

     The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for financing, executive talent, intellectual property and product sales. The Company competes with all entities developing and producing therapeutic agents for cancer treatment. The success of competitors in entering the market for paclitaxel may reduce the Company's potential market share and reduce the price of NBT Paclitaxel, each of which could have a material adverse effect on the Company. In addition, regulatory approval and marketing are being handled exclusively by the Strategic Partners. Although the Company believes the Strategic Partners have capable clinical and marketing abilities, there can be no assurance that the Strategic Partners will be capable or effective in gaining regulatory approval on a timely basis, if at all, or competing on a global basis with existing or new competitors.

     BMS, the world's largest oncology company with 1995 sales of paclitaxel of approximately $580 million, is already marketing paclitaxel commercially in the United States, Australia, Canada, Europe and certain other territories. In addition, RPR has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere(R). Taxotere(R) has a microtubule binding mechanism of action similar to that of paclitaxel. Taxotere(R) is approved in the United States, European Community, Australia, Canada and a number of other countries. Taxotere(R) is approved in the United States for treatment of anthracycline-resistant breast cancer in patients without impaired liver function. Treatment with Taxotere(R),
                                       8
however, leads to certain side effects not observed with paclitaxel. It is anticipated, however, that Taxotere/trademark/ will compete with paclitaxel, potentially eroding NBT Paclitaxel sales.

     Furthermore, upon expiration in December 1997 of the five-year marketing protection from generic competition currently provided to BMS's formulation of paclitaxel by the Waxman-Hatch Act, the Company will be subject to competition from generic paclitaxel manufacturers. In Europe, a similar exclusivity period will end 10 years after BMS' initial approval. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture which may compete with the Company's products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

     Many of the Company's competitors, most notably BMS and RPR, have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than the Company. The Company expects BMS to compete intensely to maintain its dominance of the paclitaxel market, including through pursuit of an aggressive patent strategy. The Company's competitors may succeed in developing products that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. Many companies and research institutions are also seeking means to obtain paclitaxel and taxanes from non-bark renewable biomass components of yew trees and other sources in order to increase paclitaxel yields, avoid environmental concerns and reduce the cost of biomass. In addition, the Company is aware of several potential competitors that have developed and patented or are developing various processes for producing paclitaxel and paclitaxel-related substances semi-synthetically, which resulted or may result in products that are equally as effective as paclitaxel extracted from bark. Although the Company believes the production of fully synthetic paclitaxel is not currently commercially viable, the discovery by a third party of a cost-effective means to fully synthesize paclitaxel in commercial quantities or the manufacture of taxane derivatives or analogs that are more efficacious than paclitaxel in treating cancer could have a material adverse effect on the Company.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Where appropriate, the Company seeks protection of its proprietary technology by applying for patents in the United States and abroad. The Company owns three issued United States patents and has several United States patent applications pending. The Company has filed patent applications in certain other areas of the world and expects to make additional filings as it believes appropriate. In addition, the Company has obtained licenses from third parties to use their proprietary technology, for which patent applications have been filed in the United States and in certain other areas of the world. There can be no assurance that either the Company's or its licensors' existing patent applications will become issued patents or that, if issued, the coverage claimed in the applications will not be significantly reduced prior to issuance or, that the Company will be able to obtain any necessary or desired additional licenses to patents or technologies of others or that the Company will be able to develop its own additional patentable technologies. In addition, there can be no assurance that any future patents issued to the Company, if any, will provide it with competitive advantages or that products or processes covered by such patents will not be challenged as infringing upon the patents or proprietary rights of others or that any such patents will not be invalidated, or that the patents or proprietary rights of others will not have a material adverse effect on the ability of the Company to do business. Patent applications in the United States are maintained in secrecy until patents are issued and patent applications in certain other countries generally are not published until more than 18 months after they are filed.
In addition, publication of scientific or patent literature often lags behind actual discoveries. As a result, the Company cannot be certain it or any of its licensors was the first creator of inventions covered by the Company's or its licensors' pending patent applications or that the Company or its licensors were the first to file such applications. Furthermore, there can be no assurance that others will not independently develop similar technology or, if patents are issued to the Company, that others will not design technology to circumvent the Company's patents or proprietary rights.

     A substantial majority of the Company's proprietary technology is not protected by patents and is held by the Company as trade secrets. The Company's success will depend in part on its ability to protect these trade secrets for extracting, isolating and purifying paclitaxel and other technology. The Company relies on proprietary know-how and confidential information
                                       9
and employs various methods, such as entering into confidentiality and non-compete agreements with its current employees and with third parties to whom it divulges proprietary information, to protect the processes, concepts, ideas and documentation associated with its technologies, including its paclitaxel production process. Such methods may afford incomplete protection and there can be no assurance that the Company will be able to adequately protect its trade secrets or that other companies will not acquire information which the Company considers to be proprietary. In addition, if the Company is unable to fulfill its contractual obligations to IVAX relating to its supply of NBT Paclitaxel, the Company may, under certain circumstances, be contractually obligated to disclose proprietary manufacturing information to IVAX. The inability to maintain its trade secrets for its exclusive use could have a material adverse effect on the Company.

     The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. Paclitaxel is an unpatentable, naturally occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, however, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. Certain of these patents are owned by BMS and RPR, two of the Company's primary competitors. The Company is aware of competitors and potential competitors who are pursuing patent protection for various aspects of the extraction, preparation and production of natural and semi-synthetic paclitaxel. In the event that the Company's technology, products or activities are deemed to infringe upon the rights of others, the Company could be subject to damages or enjoined from using such technology, or the Company could be required to obtain licenses to utilize such technology. No assurance can be given that any such licenses would be made available on terms acceptable to the Company, or at all. If the Company were unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the patents or rights infringed upon, or could find the development, manufacture or sale of products requiring such licenses to be foreclosed. In addition, the Company could experience a loss of revenues and may incur substantial costs in defending itself and indemnifying the Strategic Partners in patent infringement or proprietary rights violation actions brought against it or either of the Strategic Partners. The Company could also incur substantial costs in the event it finds it necessary to assert claims against third parties to prevent the infringement of its patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on the Company, even if the eventual outcome were favorable. See "Strategic Alliances" and "Australian Petty Patents."

AUSTRALIAN PETTY PATENTS

     In September 1993 and July 1994, BMS was granted two Australian petty patents claiming certain methods of administering paclitaxel. Australian petty patents have a maximum term of six years, are allowed to contain only three claims (one independent and two dependent) and are granted on the basis of a prior art search which is significantly more limited in scope than the searches done prior to issuance of standard patents. Following grant of these patents, Faulding instituted legal action to revoke these patents on the grounds that the patent claims are invalid and that the subject matter claimed in the patents was already known prior to the claimed date of invention. In February 1995, BMS brought legal action against Faulding, based upon these patent claims, seeking an injunction against Faulding to prevent Faulding from marketing NBT Paclitaxel pursuant to Faulding's generic approval. In March 1995, the Australian court denied BMS's request to enjoin Faulding from marketing NBT Paclitaxel. The Company believes, based on communications with Faulding, that BMS's claims will likely be resolved in conjunction with Faulding's revocation action in late 1996 or early 1997. No assurance can be given, however, that BMS will not obtain an injunction against Faulding which could prevent Faulding from marketing NBT Paclitaxel in Australia. If Faulding were prevented from marketing NBT Paclitaxel in Australia pursuant to its generic approval, Faulding would be unable to market NBT Paclitaxel for commercial sale in Australia until such time as Faulding obtains its own non-generic approval which will require substantial clinical trials and regulatory approval. There can be no assurances, however, that Faulding will be able to obtain its own non-generic approval in such circumstances. If BMS is successful in enforcing its patent claims against Faulding such that Faulding is unable to sell NBT Paclitaxel in Australia, such a result would have a material adverse effect on the Company. See "Patents and Proprietary Technology" and "Strategic Alliances."

GOVERNMENT REGULATION AND PRODUCT APPROVALS

     The production and marketing of NBT Paclitaxel and the Company's research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. In the United States,
                                       10
drugs are subject to FDA regulation. The FDC Act, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, quality, safety, efficacy, labeling, storage, advertising and promotion of paclitaxel. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The marketing of drugs in the United States may not begin without FDA approval.

     The steps required before a pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, animal pharmacology, toxicology studies and formulation studies; (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to safety and efficacy requirements, the FDA requires the applicant to demonstrate to the FDA's satisfaction that it can manufacture the drug in compliance with the FDA's cGMP regulations. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with cGMP regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

     Preclinical studies include the laboratory evaluation of IN VITRO cytotoxicity, pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to cGMP, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. The data in an IND consists of animal data on safety and efficacy, possibly human data from a related use, and chemistry, formulation and manufacturing data. If the FDA objects, the study may not commence. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

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

     Clinical trials typically are conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to: (i) determine the efficacy of the drug for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Clinical trials require substantial time and effort. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all. Furthermore, although certain clinical trials have been completed to date, the Company, the Strategic Partners or the FDA may modify, suspend or terminate clinical trials at any time if they feel that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. An NDA is a systematic compilation of data, analysis and conclusions on a new drug product based on studies conducted under an IND. The NDA testing and
                                       11
approval process requires substantial time and effort, and there can be no assurance that approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug, or if other applicable regulatory criteria are not satisfied. In addition, the FDA may require additional testing or information, or require post-marketing testing and surveillance. Notwithstanding the submission of complete data, the FDA may ultimately decide that the application does not satisfy its criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing or if previously unknown information demonstrates a lack of safety or effectiveness. Following an approved NDA, an SNDA may be submitted to the FDA which requests a change in the existing approval. An SNDA can be for changes in manufacturing, quality control or clinical data or for changes in product labeling such as indications or warnings.

     Manufacturers of drugs sold in the United States are required to satisfy the FDA that their manufacturing facilities and processes adhere to applicable standards for cGMP and to engage in extensive record keeping and reporting. Thus, even if regulatory approval for NBT Paclitaxel is granted, the Company's current and any future facilities will be subject to periodic review and inspections by the FDA or the analogous regulatory authorities of other countries for compliance with cGMP or similar foreign regulatory standards. Compliance with cGMP regulations requires substantial time, attention and financial resources. Following inspections of the Company's United States and Canadian manufacturing facilities by a cGMP Auditor of the Australian TGA, the TGA issued approvals to the Company as an Australian cGMP compliant paclitaxel manufacturer. The Company's facilities, however, have not been inspected by the FDA for regulatory compliance purposes. There can be no assurance that the FDA or foreign regulatory authorities other than the TGA will find the Company's current facilities or facilities being constructed to be in compliance with United States cGMP regulations or analogous foreign standards. Subsequent discovery of previously unknown problems with NBT Paclitaxel or the Company's manufacturing facilities may result in restrictions, including withdrawal of NBT Paclitaxel from the market. Failure to comply with the applicable regulatory requirements by either the Company or its Strategic Partners could, among other things, result in criminal prosecution and fines, product recalls, product seizures and operating restrictions.

     The Company is also subject to United States laws and regulations applicable to exporting drugs. On April 26, 1996, the export provisions in the FDC Act were amended in Chapter 1A of Title II, Supplemental Appropriations For The Fiscal Year Ending September 30, 1996, in the "FDA Export Reform and Enhancement Act of 1996" to authorize the export of a drug before marketing approval is obtained in the United States, to any country, if the drug (a) complies with the laws of the importing country, and (b) has valid marketing authorization by the appropriate authority in a country listed by the statute, one of which is Australia. The Company has received valid marketing authorization from Australia. Thus, if the other statutory conditions are met, the Company believes that future exports from the United States of NBT Paclitaxel labeled in accordance with the laws of Australia and, for countries other than Australia, of the importing country, should be permissible without an FDA permit or other FDA approval although no assurance can be given.

     The Company is also subject to, among others, the regulations of Canada, the Province of British Columbia, the United States Environmental Protection Agency, the Department of Interior (United States Fish and Wildlife Services and the Bureau of Land Management), the Department of Agriculture (United States Forest Service) and other countries and regulatory agencies. Pursuant to the National Environmental Policy Act, certain United States agencies have prepared an Environmental Impact Statement that addresses the impact of harvesting wild Pacific yew trees, including cutting down wild Pacific yew trees on federally-managed land. Although the Company ceased harvesting bark in August 1994, the Company has in its inventory bark obtained from the wild Pacific yew tree. The Company is also subject to federal, state and local laws and regulations governing the use and disposal of hazardous materials as well as regulations imposed by the Occupational Safety and Health Administration governing worker safety. There can be no assurance that the Company is at all times in complete compliance with all such requirements. The Company has made and will continue to make expenditures to comply with environmental requirements. Compliance with these regulations is time-consuming and expensive. The failure to comply with these regulations, however, could have a material adverse effect on the Company's business, financial condition and results of operations.
                                       12

     The adoption by federal, state or local governments of significant new laws or regulations or a change in the interpretation or implementation of existing laws or regulations relating to environmental or other regulatory matters could increase the cost of producing NBT Paclitaxel, delay regulatory approval or otherwise adversely affect the Company's ability to produce or sell NBT Paclitaxel. Adverse governmental regulations which might arise from future legislative or administrative regulations or other actions cannot be predicted. In addition, the Company's activities have been opposed by the ONRC because of their concern over wild Pacific yew in old growth forests. Even though the Company no longer harvests biomass from the bark of the wild Pacific yew, there can be no assurance that the ONRC and other environmental activist groups will not oppose other activities of the Company, which may have the effect of delaying or halting production of NBT Paclitaxel, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

     The Company has filed confidential DMFs containing certain of the Company's proprietary manufacturing processes with regulatory agencies in the United States, Australia, Canada, Europe and Singapore, relating to the Company's manufacture of NBT Paclitaxel. Faulding, using the Company's Australian DMF, has received marketing approval in Australia for NBT Paclitaxel for treating refractory ovarian and breast cancers. Additionally, Faulding has completed clinical trials with NBT Paclitaxel in Australia, which may form the basis for applications for further marketing approvals in Australia and other countries where Faulding has the right to market NBT Paclitaxel. Faulding is also engaged in ongoing clinical research with NBT Paclitaxel with the goal of improving the effectiveness of paclitaxel treatment in combination therapies and expanding the number of disease indications treatable with paclitaxel. There is no assurance that Faulding's efforts to expand the use of NBT Paclitaxel will be successful.

     IVAX, using the Company's United States DMF, filed an IND with the FDA in June 1994 relating to NBT Paclitaxel and began its Phase I clinical trials relating to NBT Paclitaxel in the United States in October 1994. IVAX began Phase II/III clinical trials in May 1995. Based upon communications from IVAX, it is estimated that the earliest IVAX could file a NDA seeking commercial approval to sell NBT Paclitaxel in the United States is 1997. No assurance can be given, however, that NBT Paclitaxel will prove to be safe and effective in clinical trials or that IVAX will complete any clinical trials or obtain regulatory approvals for NBT Paclitaxel in a timely manner, or at all, to market NBT Paclitaxel in the United States or other countries.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1993, 1994 and 1995, the Company spent approximately $3.5 million, $3.9 million and $4.6 million, respectively, on Company sponsored research and development activities and to produce NBT Paclitaxel sold to its Strategic Partners (including $1.2 million and $0.3 million in plantation development fees in 1994 and 1995, respectively). Research and development is expected to remain a significant cost component of the Company's business. In the short term, research and development is expected to concentrate primarily on: (i) improving paclitaxel yield and reducing production costs; (ii) developing the Company's semi-synthesis process for paclitaxel production; and (iii) improving the yields of the Company's production methodology for processing needles and limbstock. The Company will focus its internal efforts on process development and plans to contract out research considered essential but for which it lacks facilities or staff. The Company also intends to engage in early stage research and development to identify other potential natural product pharmaceuticals.

FOREIGN AND DOMESTIC OPERATIONS; EXPORT SALES

     The following table sets forth, for the past three fiscal years, and the three months ended March 31, 1995 and 1996 revenue, profitability (operating loss) and identifiable assets attributable to the Company's United States and foreign operations (amounts in thousand dollars):
                                       13


                                                                                                    THREE MONTHS
                                                                           YEAR ENDED                  ENDED
                                                                          DECEMBER 31,               MARCH 31,
                                                                  --------------------------     ----------------
                                                                    1993      1994      1995       1995     1996
                                                                   ----      ----      ----       ----     ----
     SALES TO UNAFFILIATED CUSTOMERS
         United States(1).....................................    $1,248    $  854    $2,054     $  979   $  214
         Foreign..............................................        --       148       569        169      477

     OPERATING LOSS
         United States........................................    (4,954)   (5,914)   (3,851)      (620)  (1,473)
         Foreign..............................................       --        (68)     (433)       (26)    (325)

     IDENTIFIABLE ASSETS
         United States........................................    2,120      4,304     5,133      3,633    4,660
         Foreign..............................................       --        672     6,820        818    5,546
- -----------
(1)   Includes export sales of $998 in 1993 and $1,392 in 1995.

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


EMPLOYEES

     As of March 31, 1996, the Company had 67 full-time and four part-time employees, of whom six hold Ph.D. or M.D. degrees. Four employees were engaged in biological and clinical research, eight in chemistry, 16 in quality control/quality assurance, 26 in manufacturing and 13 in general administration and finance. The Company believes that its relations with its employees are good.

ITEM 2.      PROPERTIES

     The Company leases approximately 54,000 square feet of space in Boulder, Colorado, which will be used for research and development and commercial-scale manufacturing upon completion of improvements and installation and validation of equipment. This facility currently is used for the Company's executive offices and warehousing of raw materials and equipment. The Company leases an additional 5,900 square feet of space in Boulder, of which 1,300 square feet is used for research and development and 4,600 square feet is used for manufacturing. The Company leases a facility of approximately 3,400 square feet in British Columbia, Canada which is used for manufacturing. The Company leases an additional 10,090 square foot facility in British Columbia, Canada which the Company subleases. The Company has an option to purchase 7.3 acres of land in Longmont, Colorado as a potential site on which to build a manufacturing facility.
                                       14

ITEM 3.      LEGAL PROCEEDINGS

     The Company is not currently engaged in any material legal proceedings. See "Patents and Proprietary Technology" and "Australian Petty Patents."



ITEM 4.      MATTERS SUBMITTED TO STOCKHOLDERS' VOTE

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5.      MARKET INFORMATION AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company completed its initial public offering on August 1, 1994. The Common Stock is traded on the Nasdaq Small Cap under the symbol "NPRO." The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock on the Nasdaq Small Cap. On June 4, 1996, the last reported sale price of the Common Stock on the Nasdaq Small Cap was $17.00 per share. Application has been made for inclusion of the Common Stock on the Nasdaq National Market under the symbol "NPRO."

                                                          HIGH     LOW
                                                          ----     ----
    1994
    ----
        Third Quarter (from August 1, 1994).........   $ 6 5/8     $ 4 7/8
        Fourth Quarter..............................     6 3/8       6

    1995
    ----
        First Quarter...............................   $ 6 5/8     $ 6
        Second Quarter..............................    10 1/8       6 1/8
        Third Quarter...............................    12 3/4       9 3/8
        Fourth Quarter..............................    12 1/8       8 7/8

    1996
    ----
        First Quarter...............................   $13 3/8     $ 8 7/8
        Second Quarter (through June 4, 1996).......    17          10 3/4



STOCKHOLDERS

      As of June 4, 1996, there were approximately 152 stockholders of record of the Company's Common Stock.


DIVIDENDS

      To date, the Company has not paid any dividends on the Common Stock. The Company intends to retain future earnings, if any, to finance the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future, if at all.


ITEM 6.       SELECTED FINANCIAL DATA

      The selected financial data presented below for each fiscal year in the five-year period ended December 31, 1995 are derived from the Company's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The selected financial data presented below for the three months ended March 31, 1995 and 1996 are derived from the Company's unaudited financial statements which reflect all adjustments, consisting only of normal recurring adjustments, the Company considers necessary for a fair presentation of the financial position of the Company as of those dates and the results of operations of the Company for those periods. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996. The data presented below should be read in conjunction with the consolidated financial statements at December 31, 1994 and 1995 and for each of the three years in the period ended

December 31, 1995, the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.

                                                                                                   THREE YEARS
                                                                                                      ENDED
                                                            YEAR ENDED DECEMBER 31,                 MARCH 31,
                                                ----------------------------------------------  ------------------
                                                  1991      1992      1993      1994      1995      1995      1996
                                                ------  --------  --------  --------  --------  --------  --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Sales of products......................       $ 112    $  363    $1,248    $1,002    $2,623    $1,148    $  691
   Other..................................          12       202         1         5        --        --        --
                                                ------  --------  --------  --------  --------  --------  --------
      Total revenues......................         124       565     1,249     1,007     2,623     1,148       691
Operating expenses:
   Research, development and cost of
     products sold........................         611     1,670     3,505     2,707     4,325     1,074     1,786
   General and administrative.............         261     1,215     2,690     2,044     2,310       451       704
   Faulding royalty.......................         --         --        --     1,000        --        --        --
   Plantation costs.......................         --         --         7     1,238       272       269        --
                                                ------  --------  --------  --------  --------  --------  --------
      Total operating expenses............         872     2,885     6,202     6,989     6,907     1,794     2,490
                                                ------  --------  --------  --------  --------  --------  --------
Operating loss............................       (748)   (2,320)   (4,953)   (5,982)   (4,284)     (646)   (1,799)
Other income (expense):
   Interest income........................          5         24        79       188       373        49       100
   Interest and other expense.............         --         --      (34)     (340)     (160)      (40)      (61)
                                                ------  --------  --------  --------  --------  --------  --------
Loss before extraordinary item............       (743)   (2,296)   (4,908)   (6,134)   (4,071)     (637)  ( 1,760)
Loss on early extinguishment of debt......         --         --        --     (512)        --        --        --
                                                ------  --------  --------  --------  --------  --------  --------
Net loss..................................      $(743)  $(2,296)  $(4,908)  $(6,646)  $(4,071)    $(637)  $(1,760)
                                                ======  ========  ========  ========  ========  ========  ========
Loss per share:
   Before extraordinary item..............      $(0.22)  $(0.38)   $(0.79)   $(0.91)   $(0.51)   $(0.08)   $(0.21)
   Extraordinary item.....................         --         --        --    (0.08)        --        --        --
                                                ------  --------  --------  --------  --------  --------  --------
      Net loss(1).........................      $(0.22)  $(0.38)   $(0.79)   $(0.99)   $(0.51)   $(0.08)   $(0.21)
                                                ======  ========  ========  ========  ========  ========  ========
Weighted average shares outstanding(1)....       3,439    6,103     6,201     6,761     7,973     7,713     8,527



                                                                       DECEMBER 31,                      MARCH 31,
                                                      -----------------------------------------------   ----------
                                                        1991      1992      1993      1994     1995        1996
                                                      --------  --------  --------  --------  -------   ----------
BALANCE SHEET DATA:                                                          (in thousands)

Cash, cash equivalents and short-term securities....    $  956     $  86     $  18    $1,400    $7,800      $ 5,590
Working capital.....................................       799       (26)     (435)    3,169     8,452        6,731
Total assets........................................     1,356       918     2,120     4,976    11,953       10,206
Long-term obligations, net of current maturities....       152       709     1,435     1,273     1,618        1,739
Minority interest...................................        --        --        --        --     3,715        3,715
Accumulated deficit.................................      (779)   (3,075)   (7,983)  (14,629)  (18,700)     (20,460)
Stockholders' equity (deficit)......................       909      (190)     (944)    3,037     5,424        3,656

- ---------------------
(1)  See Note 1 of the Notes to Financial Statements for information concerning the computation of net loss per share.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. SPECIAL NOTE:
CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE REFORM ACT. SEE "CAUTIONARY STATEMENT" ON PAGE 23 FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.


GENERAL

     Since its inception, the Company has devoted its efforts primarily to the development and implementation of its EIP(TM) technology for producing NBT Paclitaxel. The Company is currently dependent exclusively on sales of NBT Paclitaxel for revenues. Through March 31, 1996, the Company's production of NBT Paclitaxel was limited primarily to research and pilot-scale production, and most of the Company's product sales were for use in clinical trials and for research and development purposes. To date, substantially all of the sales of NBT Paclitaxel have been to the Strategic Partners. The Company has generated only limited revenues from such activities and has incurred significant operating losses, including operating losses of approximately $5.0 million, $6.0 million and $4.3 million for the years ended December 31, 1993, 1994 and 1995, respectively, and $1.8 million for the three months ended March 31, 1996, resulting in an accumulated deficit of $20.5 million as of March 31, 1996. The Company expects that it will continue to have a high level of operating expenses and will be required to make significant expenditures in connection with the construction of large-scale commercial EIP(TM) manufacturing facilities, the development of ornamental yew tree plantations, product development and research and development activities. The Company anticipates that operating losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company believes that its ability to generate such revenues depends primarily on the ability of its Strategic Partners to obtain regulatory approval for the commercial sale of NBT Paclitaxel, the Company's ability to obtain regulatory approval for its manufacturing facilities, and on the Company's ability to construct manufacturing facilities that produce quantities of NBT Paclitaxel sufficient to supply the Strategic Partners' requirements for commercial sales. Moreover, the Company's future growth and profitability will depend on the success of the Strategic Partners in fostering acceptance in the oncological market for NBT Paclitaxel as a form of chemotherapy to be used alone or in combination with other chemotherapeutic agents. The Company does not expect to be profitable until at least 1997, if ever.

     The Company recognizes revenue as product is shipped. Shipments to the Strategic Partners are variable depending on the progress of clinical trials and commercial requirements. This variability has resulted in volatility in revenue, between quarters and between fiscal years. Such variability is expected to continue until such time, if ever, as the market for NBT Paclitaxel has been established in a major market. Payments for product used in clinical development and research are at a fixed price which is substantially below the commercial price for sales in Australia. The commercial selling price is dependant upon a number of factors including the average wholesale price of the drug sold by the Strategic Partners, which will vary over time by location, by Strategic Partner and by competitive forces.

     In January 1995, Faulding received approval to market NBT Paclitaxel commercially in Australia under the trade name ANZATAX(TM). Until such time, if ever, that NBT Paclitaxel receives regulatory approvals in major markets, the ability of Faulding to continue to market NBT Paclitaxel in Australia pursuant to Faulding's marketing approval and the success of these marketing efforts will have a material effect on the Company's revenues, profitability and capital requirements.

     In July and August of 1995, the Company completed private placements of two series of preferred stock. The proceeds of these offerings were used to establish and upgrade Canadian and United States manufacturing facilities and to fund the Company's operating expenditures, planned capital expenditures and additional plantation development.

RECENT DEVELOPMENTS

     On May 23, 1996 (the "Call Date"), the Company called for redemption (the "Redemption") all of the Company's outstanding 2,070,000 redeemable warrants (the "Redeemable Warrants"). During the period (the "Call Period") following the Call Date and ending at 5:00 p.m. on June 24, 1996 (the "Warrant Redemption Date"), each holder of Redeemable Warrants has the right to elect one, or a combination of, the following two options: (i) to exercise the Redeemable Warrants into a similar number of shares of Common Stock for the exercise price of $5.00 per share (the "Cash Exercise") or (ii) to exercise the Warrants in a cash-less exchange by surrendering the Redeemable Warrants to the Company in exchange for 0.70 shares of Common Stock per Redeemable Warrant (the "Cash-less Exercise"). No holder of Redeemable Warrants is obligated to exercise the Redeemable Warrants. If any holder of Redeemable Warrants does not choose Cash Exercise or Cash-less Exercise during the Call Period, however, such holder's Redeemable Warrants will be redeemed by the Company at $0.10 per Redeemable Warrant. No fractional shares will be issued as a result of the Cash-less Exercise.


RESULTS OF OPERATIONS

     The Company was in the development stage through December 31, 1994. In January 1995, the Company commenced commercial sales of NBT Paclitaxel to Faulding for sale by Faulding in Australia. Comparison of operations between years and historical trends do not necessarily indicate future trends and operating results of the Company.

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

       REVENUE. Operating revenues decreased $0.4 million to $0.7 million for the three months ended March 31, 1996 from $1.1 million for the three months ended March 31, 1995. This decrease was attributable primarily to the timing of product deliveries to the Strategic Partners, which may vary significantly from quarter to quarter. Although initial commercial sales commenced in January 1995 in Australia, the Company expects these sales to be unpredictable until such time as the markets of the Strategic Partners have been established and proven.

       RESEARCH, DEVELOPMENT AND COST OF PRODUCTS SOLD. Research, development and cost of products sold expenses increased $0.7 million to $1.8 million for the three months ended March 31, 1996 from $1.1 million for the three months ended March 31, 1995. The increase was due primarily to an increase in production volumes.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses ("G&A") increased $0.2 million to $0.7 million for the three months ended March 31, 1996 from $0.5 million for the three months ended March 31, 1995. This increase was due primarily to an increase in costs associated with the occupation of the Company's new facility in Boulder, Colorado and an increase in administrative and support staff to support the Company's growth.

       PLANTATION COSTS. The Company did not incur any plantation costs for the three months ended March 31, 1996 as a result of the completion of research related to plantation development as of December 31, 1995. The Company performed a pilot harvest of the PBI plantation in 1996 and believes the technology has been adequately developed to assure the plantation can function as a long-term renewable source of biomass and, consequently, future plantation development and maintenance payments will be capitalized and amortized over the expected life of the plantation as biomass is harvested.

       INTEREST INCOME. Interest income increased from $50,000 to $0.1 million for the three months ended March 31, 1996. This increase was the result of larger free cash balances.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased slightly for the three months ended March 31, 1996 from the three months ended March 31, 1995. The increase was the result of new borrowings under equipment financing leases which were put in place in the fourth quarter of 1995 to finance the purchase of laboratory, administrative and manufacturing equipment. Interest expense is expected to increase as borrowings on the equipment lease line of credit are expected to increase from approximately $0.3 million at December 31, 1995 to approximately $1.5 million at June 30, 1996.
                                       19

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

       REVENUE. Operating revenues increased $1.6 million to $2.6 million for the year ended December 31, 1995 from $1.0 million for the year ended December 31, 1994. The increase was attributable primarily to the timing of product deliveries to the Strategic Partners, as well as higher prices associated with commercial sales of ANZATAX(TM) in Australia. Through December 31, 1995, the majority of product sales had been for use in clinical trials and for research and development purposes. Although initial commercial sales commenced in January 1995 in Australia, the Company expects these sales to be unpredictable until such time as the markets of the Strategic Partners have been established and proven.

       RESEARCH, DEVELOPMENT AND COST OF PRODUCTS SOLD. Research, development and cost of products sold expenses increased $1.6 million to $4.3 million for the year ended December 31, 1995 from $2.7 million for the year ended December 31, 1994. The increase was due primarily to an increase in the level of process development research costs, although the Company also experienced higher production costs due to higher production volumes.

       GENERAL AND ADMINISTRATIVE EXPENSES. G&A increased $0.3 million to $2.3 million for the year ended December 31, 1995 from $2.0 million for the year ended December 31, 1994. The increase was due primarily to a general increase in administrative and related support staff to support the Company's growth.

       FAULDING ROYALTY EXPENSE AND PLANTATION COSTS. Plantation costs decreased $0.9 million to $0.3 million for the year ended December 31, 1995 from $1.2 million for the year ended December 31, 1994. The decrease reflects the absence of significant costs incurred during fiscal 1994 related to the establishment of the PBI plantation. The $0.3 million in costs incurred in fiscal 1995 primarily reflect costs of ongoing maintenance of the plantation (see Note 8 to the Financial Statements). Additionally, there was no Faulding royalty expense during fiscal 1995 because the Faulding royalty expense was a one-time charge taken in 1994.

       INTEREST INCOME. Interest income increased $0.2 million to $0.4 million for the year ended December 31, 1995 from $0.2 for the year ended December 31, 1994. This increase was the result of larger average free cash balances, relating to receipt of the proceeds in July 1995 and August 1995 from private placements of the Company's preferred stock and the preferred stock of its Canadian subsidiary.

       INTEREST AND OTHER EXPENSES. Interest and other expenses decreased $0.1 million to $0.2 million for the year ended December 31, 1995 from $0.3 million for the year ended December 31, 1994. The decrease resulted from the repayment of bridge loans in 1994.

     YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

       REVENUES. Operating revenues decreased $0.2 million to $1.0 million for the year ended December 31, 1994 from $1.2 million for the year ended December 31, 1993. The decrease was attributable primarily to the timing of product deliveries to the Strategic Partners.

       RESEARCH, DEVELOPMENT AND COST OF PRODUCTS SOLD. Research, development and cost of product sold expenses decreased $0.8 million to $2.7 million for the year ended December 31, 1994 from $3.5 million for the year ended December 31, 1993. The decrease was due primarily to decreases in production volumes of NBT Paclitaxel for research purposes, as well as the absence of costs associated with the early stage NBT Paclitaxel product development efforts which were substantially completed in 1993.

       GENERAL AND ADMINISTRATIVE EXPENSES. G&A decreased $0.7 million to $2.0 million for the year ended December 31, 1994 from $2.7 million for the year ended December 31, 1993. The decrease was attributable primarily to a decrease in legal costs relating to the negotiation of the agreements with the Strategic Partners and certain intellectual property dispute proceedings that were completed in 1994.
                                       20

       FAULDING ROYALTY EXPENSE AND PLANTATION COSTS. During 1994, the Company recorded a $1.0 million nonrecurring expense for the elimination of the Faulding royalty (see Note 6 to the Financial Statements) and $1.2 million for plantation development expenses relating to the start up of the PBI plantation (see Note 8 to the Financial Statements).

       INTEREST INCOME. Interest income increased $0.1 million to $0.2 million for the year ended December 31, 1994 from $0.1 million for the year ended December 31, 1993. The increase was a result of increased average free cash balances associated with the net proceeds of the IPO and other financings.

       INTEREST AND OTHER EXPENSES. Interest and other expenses increased from $34,000 to $0.3 million for the year ended December 31, 1994. The increase was primarily the result of interest expense associated with the bridge notes outstanding from March through August 1994.

       EXTRAORDINARY EXPENSE. During 1994, the Company incurred an extraordinary loss on early extinguishment of debt totaling $0.5 million (See Note 6 to the Financial Statements), resulting from one-year bridge notes issued in March and April of 1994, which were prepaid, at a premium, in connection with the IPO.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant. As of March 31, 1996, the Company had a working capital balance of $6.7 million and had capital expenditures for the first quarter of 1996 of $0.1 million. This compared to a working capital balance of $2.4 million as of March 31, 1995. To date, the Company has been dependent primarily on the net proceeds of the IPO of approximately $7.4 million, on private placements of its equity securities aggregating approximately $18.9 million (including proceeds of approximately $10.2 million during 1995), and on loans and advances from the Strategic Partners.

     Through March 31, 1996, Faulding advanced to the Company a total of $1.1 million which was subsequently converted into a note in aggregate principal amount of $1.2 million, maturing in 1997. Similarly, prior to August 1994, IVAX had loaned various amounts to the Company. All such loans from IVAX have been repaid. The Strategic Partners have made equity investments in the Company totaling $5.0 million, and Faulding has purchased warrants (the "Faulding Warrants") to purchase 400,000 shares of Nonvoting Common Stock of the Company with an aggregate exercise price totaling $2.0 million. The Strategic Partners have spent and continue to spend substantial amounts for the clinical and regulatory development of NBT Paclitaxel. All other payments from the Strategic Partners have been and will continue to be for shipments of NBT Paclitaxel. Should either of the arrangements with the Strategic Partners be terminated, the Company will be required to either replace such arrangements with new arrangements or assume development of NBT Paclitaxel. Either of these events would result in delays in commercialization, may require substantial additional financing and would likely have a material adverse effect on the Company's business, financial condition and results of operations.

     Inventories increased $0.2 million to 1.4 million at March 31, 1996 from $1.2 million at December 31, 1995. Inventories decreased $0.2 million to $1.2 million at December 31, 1995 from $1.4 million for the year ended December 31, 1994. The amount of product held as finished goods equivalents in work-in-progress inventories as well as finished goods inventories is dependent on a number of factors, including the shipping requirements of the Strategic Partners and the Company's production planning for meeting those needs. Inventory balances may vary significantly during product development and launch periods. The Company plans to make significant biomass investments during 1996.

     The Company expended $0.1 million for capital projects during the first quarter of 1996. The Company expended $1.2 million and $0.6 million, respectively, during 1995 and 1994, for capital projects. These expenditures were primarily made to build the Canadian small-scale manufacturing facility and for expansion and improvements to the Boulder, Colorado laboratories and facilities. In 1996, the Company expects to invest $3.0 million to $4.0 million from the proceeds of a public offering of the Company's stock for which a registration statement has been filed with the U.S. Securities and Exchange Commission (the "Offering") in property, plant and equipment, primarily to expand the plantations and upgrade its current domestic and foreign manufacturing capabilities, as well as to begin construction of a new large-scale commercial EIP(TM) manufacturing facility.
                                       21

     The amount and timing of expenditures and need for future capital will depend upon numerous factors, including the costs and progress of its process and technology development activities, the cost and success of the Company's plantation strategy, the progress of the Strategic Partners' clinical development of NBT Paclitaxel, the timing and receipt of regulatory approvals, the amount of revenues from the sale of NBT Paclitaxel, if any, the costs involved in preparing, filing, prosecuting, maintaining any enforcing patent claims and other intellectual property rights, developments related to regulatory and reimbursement matters, competing technological and market developments, changes in or terminations of existing strategic alliances and the cost, timing and success of manufacturing scale-up, including construction of large-scale commercial EIP(TM) and semi-synthesis manufacturing facilities. In the event of unanticipated future capital requirements, the Company will need to raise additional capital. There can be no assurance, however, that the Company will be able to raise additional financing on acceptable terms, or at all.

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

CAUTIONARY STATEMENT

     This Report contains "forward looking statements" within the meaning of the federal securities laws, including the plans of Faulding and IVAX for completion of clinical trials of NBT Pacliataxel and the prospects for regulatory approvals, the Company's plans to develop facilities to manufacture NBT Paclitaxel, the Company's plans to obtain a renewable source of biomass and other statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to the Company's availability of capital resources to fund construction of manufacturing facilities and the development of alternative sources of biomass, potential limitations on the availability of raw materials, the uncertainty of clinical trial results and the role of regulators in that process and the formidable competition the Company can expect from companies with greater capital resources.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item begins at Page F-1



ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     LEONARD P. SHAYKIN, 52, has served as Chairman of the Board since June 1993. Pursuant to his Executive Agreement, Mr. Shaykin is not required to devote more than 20 hours in any week nor more than 80 hours in any month to the Company's affairs. In 1995, Mr. Shaykin founded Shaykin & Company, a private investment holding firm. Prior to founding Shaykin & Company, Mr. Shaykin served as founding and managing partner in Adler & Shaykin, an equity investment partnership organized to sponsor leveraged buyouts. Prior thereto, Mr. Shaykin was Vice President, director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. Mr. Shaykin is Chairman of the Board of Directors of Kimeragen, Inc., a privately held gene repair company, a director of Avigen, a public gene therapy company, Chairman of the Neuroblastoma Foundation and a director of the Jerusalem Post, an English-language offshore newspaper. Mr. Shaykin is also a governing trustee of The Jackson Laboratories, a privately held genetic research institute, and a trustee of the University of Chicago Graduate School of Business. Mr. Shaykin is a graduate of the University of Chicago (B.A., M.A., M.B.A.).

     PHILLIP FROST, M.D., 59, has served as a director of the Company since June 1993. Dr. Frost has served as Chairman and Chief Executive Officer of IVAX since 1987, and as President of IVAX from July 1991 to January 1995. He is the Vice Chairman of the Board of Directors of North American Vaccine, Inc. Dr. Frost was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. He was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. He is a director of American Exploration Company (an oil and gas exploration and production company), Northrup Grumman Corp., and Whitman Education Group, Inc. He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

     ARTHUR H. HAYES, JR., M.D., 63, was appointed a director of the Company in March 1996. He is currently President and Chief Operating Officer of MediScience Associates, Inc., a pharmaceutical consulting company and is a Professor of Medicine at New York Medical College and Pennsylvania State University College of Medicine. From 1981 to 1983, Dr. Hayes served as the Commissioner of the FDA. From 1986 to 1991, he was President and Chief Executive Officer of EM Pharmaceuticals, as well as a member of the board of directors. Dr. Hayes served as Provost & Dean at New York Medical College from 1983 to 1986, and served as the Director of the Institute of Human Values in Medical Ethics, International Health and Biomedical Sciences, the latter of which he also served as Chairman. Dr. Hayes has held several posts with Pennsylvania State University which included Professor of Medicine and Pharmacology from 1977 to 1981, Dean of Admissions from 1976 to 1979 and Associate Professor of Medicine and Pharmacology and Director of the Division of Clinical Pharmacology from 1972 to 1977. Dr. Hayes currently serves on the board of directors of Myriad Genetics, Inc. (a genomic research and pharmaceutical company) and of Celgene Corporation (a pharmaceutical company). Dr. Hayes' received his M.D. from Cornell University Medical College, and also attended Cornell's Graduate School of Medical Sciences, Department of Pharmacology. He undertook premedical studies, and attended medical school at Georgetown University. Dr. Hayes received his M.S. (Philosophy, Politics and Economics) from Oxford University, where he was a Rhodes Scholar, and his A.B. (Philosophy) from Santa Clara University in 1955.

     E. GARRETT BEWKES, JR., 68, has served as a director of the Company since September 1993. Since April 1987, Mr. Bewkes has been a director of PaineWebber Group, Inc. and a consultant and Chairman of a number of PaineWebber mutual funds. From 1982 until 1987 he was Chairman of American Bakeries Corp and currently serves as a director of Interstate Bakeries Corp.

     VAUGHN D. BRYSON, 56 was appointed a director of the Company in March 1996. Vaughn Bryson has been Vice Chairman of Vector Securities International, Inc. ("Vector"), a specialty health care investment banking firm, since April 1994. Prior to joining Vector, Mr. Bryson worked in various positions for Eli Lilly and Company for 32 years, including in sales/market research, human resources, distribution, sales management and new product planning. Mr. Bryson served as Eli Lilly's President and Chief Executive Officer from 1991 until June 1993. Mr. Bryson was a director of Eli Lilly from
                                       23

1984 until his retirement in 1993. Mr. Bryson is a Director of three public companies, ARIAD Pharmaceuticals, Inc., Endo Vascular Technologies, Inc. and Perclose, Inc. Mr. Bryson earned a B.S. in Pharmacy from the University of North Carolina and completed the Stanford Sloan Program at Stanford University Graduate School of Business.

     PATRICIA A. PILIA, PH.D., 47, a co-founder of the Company, has served as a director of the Company since its inception. She was appointed Secretary of the Company in November 1991, Treasurer of the Company in October 1992 and Vice President of BioResearch and Toxicology in March 1993. In 1990, she co-founded, with Dr. Ainsworth, Pacific Biotechnology, Inc. (a predecessor of the Company) and served as its Vice President and Director of Biotechnology. From 1983 to 1991, Dr. Pilia was an Assistant Professor of Pathology in the College of Medicine and Dental Medicine and the College of Graduate Studies at the Medical University of South Carolina ("MUSC"). Dr. Pilia served as the Assistant Director of the MUSC Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1984 she has been a consultant to industry on the design and development of biomedical devices and treatment modalities and the design and performance of clinical trials. Dr. Pilia received a Bachelor's degree in 1970 from Boston University, a Master's degree in Immunology/Microbiology in 1978 and a Doctoral degree in Pathology in 1980 from MUSC. Dr. Pilia is engaged to marry Dr. Ainsworth, a director and chief executive officer of the Company.

     STERLING K. AINSWORTH, PH.D., 56, a co-founder of the Company, has served as an executive officer and director of the Company since its inception, as Chief Executive Officer since November 1991 and as President since October 1992. In 1990, he co-founded, with Dr. Pilia, Pacific Biotechnology, Inc. and served as Chairman and President of such company until the Company's inception. From 1972 until 1990, Dr. Ainsworth held various levels of professorships of Pathology with tenure in the College of Medicine and Dental Medicine and Graduate Studies at MUSC, where he established, developed and directed MUSC's Immunopathology Diagnostic Laboratory. Dr. Ainsworth received a Bachelor's degree from the University of Mississippi in 1963. He received a Master's degree in Medical Microbiology in 1965 and a Doctoral degree in Medical Science in 1969 from the University of Mississippi Medical School. He completed his post-doctoral fellowship in the Department of Pathology at Harvard Medical School from 1970 to 1972. Dr. Ainsworth is engaged to marry Dr. Pilia, a director and officer of the Company.

     MARK B. HACKEN, 60, was appointed a director of the Company in March 1996. He is currently President of MBH International, a retail and health care consulting company. He is the former Chief Executive Officer of FHP International Corporation ("FHP International"), a $4 billion HMO with members in 11 states, and its operating subsidiary, FHP Incorporated ("FHP Incorporated"), a diversified health care services company. Prior to his appointment to the Office of the Chief Executive in October 1993, he served on the board of directors of FHP International and of FHP Incorporated for two years and seven years, respectively. He was co-founder and President of Elliott Drugs, and President of Drug King after the firm was acquired from DART Industries. After Drug King was sold to Thrifty Corporation, he was instrumental in converting them to the Thrifty Jr. drug store concept and he was President of that division. Mr. Hacken received a B.S. in Pharmacy from the University of Florida.

     RICHARD C. PFENNIGER, JR., 40, has served as a director of the Company since June 1993. Mr. Pfenniger has served as Chief Operating Officer of IVAX since April 1994. He served as Senior Vice President-Legal Affairs, Secretary and General Counsel of IVAX from 1989 until April 1994, and as Secretary of IVAX from 1990 until April 1994. For during the seven-year period prior to joining IVAX, Mr. Pfenniger was engaged in private law practice, most recently as a member of the law firm of Greer, Homer & Bonner, P.A. in Miami, Florida. Mr. Pfenniger is a director of Whitman Education Group, Inc. and North American Vaccine, Inc.

OTHER EXECUTIVE OFFICERS

     LAWRENCE HELSON, M.D., 65, joined the Company as a director and in the part-time position of Vice President, Clinical Research in July 1993. Dr. Helson served as a director of the Company until March 1996. Since July 1988, Dr. Helson has been head of the Neuro-Oncology Laboratory in the Division of Neoplastic Diseases, Department of Medicine at New York Medical College. From July 1986 until June 1988, Dr. Helson was an Associate Director with ICI Pharmaceuticals. From July 1968 until June 1986, Dr. Helson was an attending physician with Memorial Sloan-Kettering, a cancer research center.

Pursuant to his Executive Agreement, Dr. Helson is not required to devote more than 15 hours in any week nor more than 60 hours in any month to the Company's affairs. Dr. Helson received his B.S. from the College of the City of New York in 1953, his M.S. from the New York University Graduate School of Arts and Sciences in 1957 and his M.D. from the University of Geneva (Switzerland) Medical School in 1962.

     GORDON H. LINK, JR., 42, a certified public accountant and a certified management accountant, joined the Company as Vice President, Finance and Chief Financial Officer in September 1993. Prior thereto, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and of the Syntex-Synergen Neuroscience Joint Venture. From February 1991 until April 1993, Mr. Link was Treasurer of Synergen Development Corporation. From October 1983 through May 1990, Mr. Link practiced as a certified public accountant, most recently in the position of Audit Manager with Deloitte & Touche. He received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

     DAVID L. DENNY, 44, has served as Vice President, Operations of the Company since September 1995. From 1991 to 1993, Mr. Denny served as Vice-President of Operations for Somatogen, Inc. Prior thereto, Mr. Denny served in manufacturing and quality assurance capacities with Miles Pharmaceutical, Abbott Laboratories and Kabi-Pharmacia. He received a B.S. in Biological Sciences from Tennessee Technological University in 1972 and attended graduate school at the same institution from 1972 to 1974.

     JAMES D. MCCHESNEY, PH.D., 56, joined the Company as Vice-President of Natural Products Chemistry in January 1996. From 1987 until June 1995, he served as Director of the Research Institute of Pharmaceutical Sciences at the University of Mississippi, specializing in natural product pharmaceutical research and development. In July 1993, Dr. McChesney was named Frederick A.P. Barnard Distinguished Professor of Pharmacognosy at the University of Mississippi. Dr. McChesney joined the School of Pharmacy at the University of Mississippi in 1978 as Professor and Chair of the Department of Pharmacognosy. After graduating with honors from Iowa State University in 1961 with a B.S. in Chemical Technology, he earned degrees in Botany (M.A. 1964) and Natural Products Chemistry (Ph.D. 1965) at Indiana University. He has been a Fulbright Lecturer in Brazil and a Visiting Professor at several South American universities.

ITEM 11.      COMPENSATION OF EXECUTIVE OFFICERS

     EXECUTIVE COMPENSATION

     The following table sets forth compensation paid to Dr. Ainsworth, Mr. Shaykin, Dr. Pilia and Mr. Link. None of the Company's other executive officers had annual compensation in excess of $100,000 for services rendered during the fiscal year ended December 31, 1995.


                           SUMMARY COMPENSATION TABLE


                                                 ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                              ------------------------         ----------------------------

                                                                                   AWARDS          PAYOUTS
                                                                                   ------          -------

                                                                                             SECURITIES
                                                                 OTHER                       UNDER-
                                                                ANNUAL        RESTRICTED     LYING                        ALL OTHER
NAME AND PRINCIPAL                                             COMPENSA-        STOCK        OPTIONS/        LTIP         COMPENSA-
POSITION                 YEAR     SALARY ($)    BONUS($)        TION($)        AWARDS($)     SARS(#)       PAYOUTS($)     TION ($)
- ------------------------------------------------------------------------------------------------------------------------------------
Sterling K. Ainsworth    1995     $152,077        $20,000          0            $20,000         40,000         0              0
President and C.E.O.     1994      138,111           0             0               0               0           0              0
                         1993       99,769           0             0               0               0           0              0

Leonard P. Shaykin       1995     $152,077        $20,000          0            $20,000       100,000(1)       0              0
Chairman of the Board    1994      106,192           0             0               0               0           0              0
                         1993       51,402           0             0               0               0           0              0

Patricia A. Pilia        1995     $116,592        $15,000          0            $15,000         20,000         0              0
Vice President,          1994       96,077           0             0               0               0           0              0
Secretary and            1993       73,662           0             0               0               0           0              0
Treasurer

Gordon H. Link, Jr.      1995     $101,385        $10,000          0            $10,000         10,000         0              0
Chief Financial          1994       92,480           0             0               0            16,667         0              0
Officer                  1993       28,454           0             0               0            26,667         0              0

- -----------
(1)  Includes option to purchase 50,000 shares of Common Stock granted in
     October 1995, subject to approval of stockholders of amendments to the 1994
     Long Term Performance Incentive Plan.


     The following table sets forth each grant of options to purchase Common Stock made during the year ended December 31, 1995 to Dr. Ainsworth, Mr. Shaykin, Dr. Pilia and Mr. Link. Grants of options to such executive officers were made under the 1994 Long Term Performance Incentive Plan (the "1994 Plan"):

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                 POTENTIAL REALIZABLE
                            NUMBER OF       % OF TOTAL                                     VALUE AT ASSUMED ANNUAL RATES OF
                           SECURITIES        OPTIONS                                         STOCK PRICE APPRECIATION FOR
                           UNDERLYING       GRANTED TO    EXERCISE OR BASE                             OPTION TERMS ($)(4)
                             OPTIONS       EMPLOYEES IN    PRICE PER SHARE    EXPIRATION
          NAME           GRANTED (#)(1)   FISCAL YEAR(2)          ($/SH)        DATE(3)             5%           10%
- ------------------------ ---------------  --------------  -----------------  -------------   ------------      -----------
Sterling K. Ainsworth        40,000           11.83%           $10.125         11/15/05        659,702         1,050,466

Leonard P. Shaykin         100,000(5)         29.57%           $10.125         11/15/05      1,649,256         2,626,164

Patricia A. Pilia            20,000           5.91%            $10.125         11/15/05        329,851          525,233

Gordon H. Link, Jr.          10,000           2.96%            $10.125         11/15/05        164,926          262,616

- -----------
(1) Options granted under the 1994 Plan become exercisable at the rate of 25% of the shares subject to the option one year after the date of grant and 25% of the shares subject to the option each year thereafter.
(2) Based on the aggregate of 338,125 options granted under the 1994 Plan in 1995 to employees of the Company, including the named executive officers.
(3) These options have a 10-year term, subject to earlier termination upon death, disability or termination of employment.
(4) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
(5) Includes option to purchase 50,000 shares of Common Stock granted in November 1995, subject to approval of stockholders of amendments to the 1994 Plan.

     The following table sets forth information concerning outstanding options held by Dr. Ainsworth, Mr. Shaykin, Dr. Pilia and Mr. Link as of the fiscal year ended December 31, 1995.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                NUMBER OF SECURITIES UNDERLYING                 VALUE OF UNEXERCISED
                            UNEXERCISED OPTIONS/SARS AT FISCAL YEAR   IN-THE-MONEY OPTIONS/SARS AT FISCAL YEAR
                                            END(#)                                    END($)(3)
           NAME                    EXERCISABLE/UNEXERCISABLE                  EXERCISABLE/UNEXERCISABLE
- -------------------------- ----------------------------------------- -------------------------------------------
Sterling K. Ainsworth                  122,667 / 40,000                            $1,127,003 / $0
President and C.E.O.

Leonard P. Shaykin                          0 / 100,000(1)                                $0 / $0
Chairman of the Board

Patricia A. Pilia                      36,800 / 20,000                             $338,100 / $0
Vice President,
Secretary and Treasurer

Gordon H. Link, Jr.                19,167(2) / 34,167                            $146,465 / $162,890
Chief Financial Officer

- ----------
(1) Includes option to purchase 50,000 shares of Common Stock granted in November 1995, subject to approval of stockholders of amendments to the 1994 Plan.
(2) Includes options to purchase 1,667 shares of Common Stock that vested on April 10, 1996.
(3) Represents the difference between the option exercise price and the closing price of the Common Stock as quoted on the Nasdaq Small Cap on December 29, 1996 ($9.38), multiplied by the corresponding number of underlying shares.

                                       27

COMPENSATION OF DIRECTORS

     Pursuant to the 1994 Plan, non-employee directors automatically are granted each year, on the date of the Company's annual meeting of stockholders, non-qualified options to purchase 5,000 shares of Common Stock. In addition, any non-employee director who is first appointed or elected other than at an annual meeting of stockholders automatically receives non-qualified options to purchase 5,000 shares of Common Stock upon such appointment or election. All such options are exercisable at an exercise price equal to the fair market value of the Common Stock on the date of grant and are subject to certain vesting schedules. For a description of the 1994 Plan, see " 1994 Long-Term Performance Incentive Plan."

     Contingent upon approval by the stockholders, the Board of Directors has adopted amendments to the 1994 Plan to (i) increase the number of shares of Common Stock underlying automatic annual grants of non-qualified stock options to non-employee directors from 5,000 to 10,000 shares and (ii) provide for automatic annual grants of non-qualified stock options to purchase 10,000 shares of Common Stock to directors who serve as chair of the Audit, Compensation and Strategic Planning Committees of the Board of Directors. Automatic grants associated with such amendments will be effective on the next business day following the annual meeting, subject to approval of the proposed amendments.

     Directors are reimbursed for their costs incurred in attending Board of Directors meetings.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     The Company entered into an Employment and Executive Stock Agreement with each of Mr. Shaykin and Drs. Ainsworth, Pilia and Helson (collectively, the "Senior Executives"), effective as of June 7, 1993, and amended and restated effective as of May 31, 1994 (collectively, the "Executive Agreements"). Each Executive Agreement provides for an initial five-year employment term that expires June 7, 1998 (the "Initial Term"), and is renewable each year thereafter (each, a "Renewal Term") unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any Renewal Term.

     The Executive Agreements provide for annual base salaries for Mr. Shaykin and Drs. Ainsworth, Pilia and Helson of $150,000, $150,000, $115,000 and $75,000
respectively. Under the Executive Agreements, the Senior Executives may be granted annual bonuses at the discretion of the Board's Compensation Committee. In addition, $59,573 and $43,932 of unpaid salaries were deferred between March 1991 and December 1992 by Drs. Ainsworth and Pilia, respectively, in light of the Company's financial condition. Mr. Shaykin and Dr. Helson are part-time employees of the Company, and are not required under their respective Executive Agreements to spend more than 20 and 15 hours in any week or 80 and 60 hours per month on the Company's affairs, respectively.

     Each Executive Agreement provides for certain benefits if, prior to the end of the Initial Term or any Renewal Term, a Senior Executive's employment is terminated either by the Company other than for Cause (as defined in the Executive Agreements) or by the Senior Executive for Good Reason (as defined in the Executive Agreements). In general, each Senior Executive would be entitled to (i) a continuance of their respective salary and bonus, if any, through the end of the Initial Term (but in no event for longer than three years in the case of Mr. Shaykin and Dr. Helson) or the then-current Renewal Term, if applicable, and (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination. The foregoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code").

     The Executive Agreements also contain provisions (i) prohibiting disclosure of confidential information, (ii) granting to the Company rights to intellectual property developed by the Senior Executives that relate to the Company's business or developed in the course of employment with the Company (or that otherwise relate in any way to health care or pharmaceuticals, in the case of Drs. Ainsworth and Pilia) and (iii) prohibiting competition with the Company during and for five years after the Senior Executive's employment.

     Under the Executive Agreements, Mr. Shaykin and Drs. Ainsworth, Pilia and Helson acquired 531,864, 578,592, 150,428 and 265,932 shares of Common Stock, respectively (the "Executive Stock"). The purchase price for such shares was $1.50 per share and is represented by promissory notes in favor of the Company (collectively, the "Executive Notes"). The Executive Notes, which were amended effective as of May 31, 1994, bear interest at the greater of (i) the prime rate minus 1% (9% as of June 1995) and (ii) the applicable federal rate (set annually on June 7). Principal and interest on the

Executive Notes are due and payable upon the receipt of proceeds from a Senior Executive's transfer of any shares of Executive Stock, in the full amount of such proceeds. Notwithstanding the foregoing, the outstanding principal amount of, and accrued and unpaid interest under, an Executive Note shall become immediately due and payable upon the earliest to occur of (i) the Sale of the Company (as defined in the Executive Agreements), (ii) the termination of a Senior Executive's employment by the Company for Cause (as defined in the Executive Agreement), by the Senior Executive other than for Good Reason (as defined in the Executive Agreement), or by reason of a Senior Executive's death, disability or incapacity and (iii) the Senior Executive's failure to pay any principal or interest within 15 days of the date due.

     The shares of Common Stock acquired by each Senior Executive were pledged to the Company pursuant to a pledge agreement as security for payment of such Senior Executive's Executive Note. In addition, the Executive Notes provide for recourse against the respective Senior Executives to the extent of 25% of the then outstanding principal amount. The Executive Agreements also contain provisions restricting the transfer of Executive Stock and requiring the Senior Executives to sell their Executive Stock under certain circumstances if the Board approves a Sale of the Company.

     Commencing May 9, 1995, each Senior Executive became able to repay all or part of the outstanding principal and/or interest on his or her Executive Note by remitting to the Company shares of his or her Common Stock, to be valued for such purposes in an amount equal to the average of the last reported sales price of the Common Stock for the five trading days prior to remittance multiplied by the number of shares remitted. During 1995, each of Drs. Ainsworth, Pilia and Helson remitted shares of Common Stock to the Company in exchange for extinguishment of the debt represented by their respective Executive Notes. See " Certain Relationships and Related Transactions--Indebtedness of Management."

1994 LONG-TERM PERFORMANCE INCENTIVE PLAN

     In May 1994, the Company's Board of Directors adopted the 1994 Long-Term Performance Incentive Plan which was subsequently approved by the stockholders of the Company prior to the Company's IPO in August 1994. The 1994 Plan provides for granting to employees and other key individuals who perform services for the Company ("Participants") the following types of incentive awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1994 Plan. The 1994 Plan also provides non-employee directors with stock option grants according to an established formula.

     The 1994 Plan affords the Company latitude in tailoring incentive compensation to support corporate and business objectives, to anticipate and respond to a changing business environment and competitive compensation practices and, in the case of options granted to non-employee directors, to strengthen further the non-employee directors' linkage with stockholder interests.

     The following is a description of the principal features of the 1994 Plan.

     ADMINISTRATION. The Compensation Committee has exclusive discretion to select the Participants and to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the 1994 Plan. The 1994 Plan terminates ten years from the date that it is initially approved and adopted by the stockholders of the Company, unless extended for up to an additional five years by action of the Board of Directors. With limited exceptions, including termination of employment as a result of death, disability or retirement, or except as otherwise determined by the Compensation Committee, rights to these forms of contingent compensation will be forfeited if a recipient's employment or performance of services terminates within a specified period following the award. Generally, a Participant's rights and interest under the 1994 Plan will not be transferable except by will or by laws of descent and distribution.

     AWARDS. Under the 1994 Plan, Participants are granted incentive awards consisting of stock options, SARs, restricted stock, performance units, performance grants and other types of awards.

       STOCK OPTIONS. Participants are granted stock options which include non-qualified stock options and incentive stock options. Stock options are rights to purchase a specified number of shares of Common Stock at a price fixed by the Compensation Committee. The option price may not be less than the fair market value of the underlying shares of Common Stock on the date of grant. In the case of purchased stock options, a specified number of non-qualified stock options (with an option price as described above) will be offered for grant to selected Participants in exchange for a purchase price, specified by the Compensation Committee, which is payable at the time of grant. Options generally will expire not later than ten years after the date on which they are granted. Options will become exercisable at such times and in such installments as the Compensation Committee shall determine. Payment of the option price must be made in full at the time of exercise in such form (including, but not limited to, cash, Common Stock or the surrender of another outstanding award or any combination thereof) as the Compensation Committee may determine. Federal income tax payable as a consequence of the exercise of such options is borne by the grantee.

       SARS. SARS may be granted alone, or a holder of an option or other award may be granted a related SAR, either at the time of grant or by amendment thereafter. Upon exercise of an SAR, the holder must surrender the SAR and surrender, unexercised, any related option or other award, and the holder will receive in exchange, at the election of the Compensation Committee, cash or Common Stock or other consideration, or any combination thereof, equal in value to (or, in the discretion of the Compensation Committee, less than) the difference between the exercise price or option price per share and the fair market value per share of Common Stock on the last business day preceding the date of exercise, times the number of shares subject to the SAR or option or other award, or portion thereof, which is exercised.

       RESTRICTED STOCK AWARDS. A restricted stock award is an award of a specified number of shares of Common Stock which are subject to a restriction against transfer and to a risk of forfeiture during a period set by the Compensation Committee. During the restriction period, the Participant generally has the right to vote and receive dividends on the shares.

       PERFORMANCE GRANTS AND OTHER AWARDS. Performance grants are awards with a final value, if any, that is determined by the degree to which specified performance objectives have been achieved during an award period set by the Compensation Committee, subject to such adjustments as the Compensation Committee may approve based on relevant factors. Performance objectives are based on such measures of performance, including, without limitation, measures of industry, the Company, unit or Participant performance, or any combination of the foregoing, as the Compensation Committee may determine. The Compensation Committee may make such adjustments in the computation of any performance measure as it may deem appropriate. A target value of an award will be established (and may be amended thereafter) by the Compensation Committee and may be a fixed dollar amount, an amount that varies from time to time based on the value of a share of Common Stock, or an amount that is determinable from other criteria specified by the Compensation Committee. Payment of the final value of an award will be made as promptly as practicable after the end of the award period or at such other time or times as the Compensation Committee may determine. The 1994 Plan permits the grant of any other type of incentive compensation award determined by the Compensation Committee to be consistent with the purposes of the 1994 Plan.

     FORMULA PLAN FOR NON-EMPLOYEE DIRECTORS. The 1994 Plan provides that each person who is not an employee of the Company or one of its subsidiaries and who is elected or re-elected as a director of the Company by the stockholders at any annual meeting of stockholders, and, if first elected or appointed other than at an annual meeting, upon such election or appointment, will receive, as of the next business day following the date of each such election or appointment a non-qualified option to purchase a specified number of shares of the Company's Common Stock. Currently, non-employee directors are entitled to receive an option for 5,000 shares of Common Stock under such automatic provisions. The Board of Directors has approved an amendment to the 1994 Plan to increase the number of shares subject to such automatic grant of options from 5,000 to 10,000, subject to stockholder approval. The Board of Directors has also approved an amendment to such formula provisions, subject to stockholder approval, to provide automatic annual grants of options to purchase 10,000 shares of Common Stock to the chair of the Audit, Compensation and Strategic Planning Committees of the Board of Directors. Each option granted to non-employee directors will have an option price equal to the fair market value of the Company's Common Stock on the date of grant, will generally become exercisable in full on the first anniversary following the date of grant and will have a term of 10 years from the date of grant.

     LIQUIDATION, CHANGES IN CONTROL; MERGERS. Upon the liquidation or dissolution of the Company, all outstanding awards under the 1994 Plan will terminate immediately prior to the consummation of such liquidation or dissolution, unless otherwise provided by the Compensation Committee. Upon certain events, including (i) any "person,"as such term is used in Sections 13(d) and 14(d) of the Exchange Act, including a "group" as defined in Section 13(d) of the Exchange Act but excluding the Company and any subsidiary and any employee benefit plan sponsored or maintained by the Company or any subsidiary (including any trustee of such plan acting as trustee), directly or indirectly, becoming the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act, as amended from time to time), of securities of the Company representing

25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who at the beginning of any 12-month period constituted the Board ceasing for any reason other than death to constitute a majority of such Board; or (iii) approval by the Company's stockholders of a transaction involving the acquisition of the Company by an entity other than the Company or any subsidiary through purchase of assets, by merger, or otherwise,
(A) any SARs and any options will become immediately exercisable in full; (B) restrictions and deferral limitations applicable to any restricted stock and other awards payable in shares of Common Stock will lapse and become immediately exercisable in full; (C) generally, outstanding performance grants will become vested and will be paid out based on the prorated target results for the awards period in question; and (D) generally, the value of all outstanding options, SARs, restricted stock, performance grants and any other type of award payable in shares of Common Stock will be cashed out.

     AMENDMENT AND TERMINATION. The Board may amend or suspend the 1994 Plan in whole or in part at any time provided that stockholder approval is obtained where failure to obtain such approval would adversely affect the compliance of the 1994 Plan with Rule 16b-3 under the Exchange Act and with other applicable law. The 1994 Plan will terminate on June 16, 2004 unless sooner terminated by the Board. No amendment or termination of the Plan may materially affect any rights of a Participant with respect to any Award without the written consent of the Participant except where, in the Compensation Committee's discretion, it determines that significant changes in the Participant's position, duties or responsibilities, or significant changes in economic, legislative, regulatory, tax, account or cost/benefit conditions have had or will have a substantial effect on the performance of the Company or any of its subsidiaries or affiliates.

     FEDERAL INCOME TAX CONSEQUENCES OF AWARDS UNDER THE 1994 PLAN. The tax consequences applicable to the Company and to a Participant in the 1994 Plan in connection with an incentive stock option, non-qualified option, SAR, restricted stock award, performance grant or other stock-based award granted to a participant, or bonuses or other compensation paid in stock under the 1994 Plan are complex and depend, in large part, on the surrounding facts and circumstances. The following brief summary of certain significant United States federal income tax consequences under existing law of the 1994 Plan is not intended to be exhaustive and, among other things, does not describe state, local or foreign tax consequences.

     Under the Code, the grant of a stock option does not result in taxable income to the optionee or any tax deduction to the Company. However, the transfer of common stock of the Company to an optionee upon exercise of an option may or may not give rise to taxable income to the optionee and tax deductions to the Company, depending upon whether or not the option is an incentive stock option or non-qualified option.

     In general, a Participant will not recognize any income upon the exercise of an incentive stock option, and the Company will not be entitled to a tax deduction on account of such exercise. However, a Participant could be subject to the alternative minimum tax upon exercise. If the Code requirements relating to the holding periods for stock acquired on exercise of an incentive stock option have been satisfied, a Participant who acquires Company Common Stock upon the exercise of his or her incentive stock option will recognize any gain or loss realized upon the sale of such stock as long-term capital gain or loss, but the Company will not be entitled to any tax deduction on account of such sale. If such holding period requirements are not satisfied with respect to such stock acquired on exercise of an incentive stock option, the sale of the stock so acquired will result in ordinary income being recognized by the Participant in an amount equal to the excess, with certain adjustments, of the fair market value of the underlying stock on the date of exercise over the option price and the Company will be entitled to a tax deduction in the same amount. Any additional gain realized by such Participant on such a sale of his or her stock will be capital gain. If the total amount realized upon such a sale is less than the exercise price of the incentive stock option, the difference will be a capital loss to such Participant.

     In the case of a non-qualified option, a Participant generally will recognize ordinary income upon the exercise of such option in the amount equal to the excess of the fair market value of the underlying stock on the date of exercise over the option price, and the Company will be entitled to a tax deduction in the same amount. Such participant will recognize as capital gain or loss any profit or loss realized on the sale or exchange of any such shares disposed of or sold.

     The granting of SARs generally does not produce taxable income under the Code to the Participant or a tax deduction to the Company. Upon exercise of a SAR, the amount of any cash the Participant receives and the fair market value as of the exercise date of any stock received are generally taxable to the participant as ordinary income and are deductible by the Company.

     A Participant generally will not recognize any income for federal income tax purposes upon the award of restricted stock which is not transferable and is subject to a substantial risk of forfeiture. Dividends paid with respect to restricted stock prior to the lapse of restrictions applicable to such stock will be taxable as compensation income to the employee. Generally, a Participant will recognize compensation income at the first time such stock becomes transferable or no longer subject to a substantial risk of forfeiture, in an amount equal to the fair market value of such shares of the Company's Common Stock on the date the restrictions lapse. However, a Participant may elect to recognize compensation income upon the grant of restricted stock based on the fair market value of the shares of Common Stock of the Company subject to such award on the date of such award. If a Participant makes such an election, dividends paid with respect to such restricted shares will not be treated as compensation, but rather as dividend income, and the Participant will not recognize additional income when the restrictions applicable to such restricted stock lapse. Assuming compliance with the applicable withholding requirements, the Company will be entitled to a tax deduction equal to the amount of ordinary income recognized by a Participant in connection with his or her restricted stock award in the Company's taxable year in which such Participant recognizes such income.

     The payment of performance grants or other awards under the 1994 Plan in the form of Common Stock is generally immediately taxable to the Participant and deductible by the Company; however, to the extent that such stock is not transferable and subject to a substantial risk of forfeiture, the tax consequences to the Participant and the Company will be similar to the tax consequences of awards of restricted stock as described above.

     Under Section 162(m) of the Code, the Company may be limited as to federal income tax deductions to the extent that total annual compensation in excess of $1 million is paid to the chief executive officer of the Company or any one of the other four highest paid executive officers employed by the Company on the last day of the taxable year. However, certain "performance-based compensation," the material terms of which are disclosed to and approved by the Company's stockholders, is not subject to this limitation on deductibility. The Corporation has structured the stock option and SAR portions of the 1994 Plan with the intention that compensation resulting therefrom would be qualified performance-based compensation and would be deductible without regard to the limitations otherwise imposed by Section 162(m) of the Code. The 1994 Plan allows the Committee discretion to award restricted stock and other stock-based awards that are intended to be qualified performance-based compensation. Bonuses and other compensation payable in stock under the 1994 Plan are not intended to qualify as performance-based compensation.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and certain of its officers, and persons holding more than ten percent of the Company's Common Stock are required to file forms reporting their beneficial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company copies of forms so filed. Based solely upon a review of copies of such forms filed with the Company, each of Drs. Ainsworth, Pilia and Helson were late in filing one Form 4, on which each such officer reported one transaction, and no other directors or officers were late in filing any reports on Forms 3, 4 and 5.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No executive officer of the Company serves or served on the compensation committee of another entity one of whose executive officers served on the compensation committee of the Company, and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on compensation committee of the Company, and no executive officer of the Company serves or served as a member of the compensation committee of another entity who has or had an executive officer serving as a director of the Company. Mr. Shaykin, Chairman of the Board of the Company, was appointed to serve on the Compensation Committee upon its inception in 1993 and resigned following its first meeting in January 1994. Mr. Shaykin has been an employee of the Company, and Chairman of the Board of Directors of the Company since 1993. Effective June 7, 1993, Mr. Shaykin executed a note in favor of the Company to represent the amount owed for Mr. Shaykin's acquisition of Executive Stock pursuant to an employment agreement entered into between Mr. Shaykin and the Company. See "--Certain Relationships and Related Transactions--Indebtedness of Management." From January 1994 through March 1996, the Compensation Committee, consisted of Mr. Bewkes, Chairman, and Mr. Pfenniger. From March 1996 to the present, the Compensation Committee has consisted of Mr. Bewkes, Chairman, Mr. Bryson, and Mr. Pfenniger. Mr. Pfenniger served as Chief Operating Officer of IVAX and held various other executive positions with certain IVAX subsidiaries during 1995. See "Certain Relationships and Related Transactions--IVAX."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of May 31, 1996, regarding ownership of the Common Stock and the Preferred Stock by (1) persons believed by the Company to be the beneficial owners of more than five percent of its outstanding Common Stock and Preferred Stock; (2) by each Director and nominee for director and by the officers of the Company named in the Summary Compensation Table; and (3) by all current executive officers and directors of the Company as a group. Unless otherwise noted, all addresses are care of: NaPro BioTherapeutics, Inc., 6304 Spine Road, Unit A, Boulder, CO 80301.

                                          NUMBER OF                            NUMBER OF
NAME OF DIRECTOR, OFFICER OR              SHARES OF         PERCENT OF         SHARES OF          PERCENT OF
BENEFICIAL OWNER(1)                     COMMON STOCK           CLASS        PREFERRED STOCK         CLASS
- ----------------------------            ------------        ----------      -------------       ----------
Leonard P. Shaykin                       1,182,742(2)(3)       13.1%                0                 0%

Sterling K. Ainsworth                    1,108,019(3)(4)       13.0%                0                 0%

Patricia A. Pilia                          290,079(3)(5)        3.4%                0                 0%

Gordon H. Link, Jr.                         19,167(6)            *                  0                 0%

Phillip Frost                               10,000(7)            *                  0                 0%
c/o IVAX Corporation
8800 Northwest 36th Street
Miami, Florida 33178

Arthur H. Hayes, Jr.                             0               0                  0                 0%

E. Garrett Bewkes, Jr.                      80,167(8)            *                  0                 0%

Vaughn D. Bryson                                 0               0                  0                 0%

Mark B. Hacken                                   0               0                  0                 0%

Richard C. Pfenniger, Jr.                   11,000(9)            *                  0                 0%
c/o IVAX Corporation
8800 Northwest 36th Street
Miami, Florida 33178


All Directors and Executive              2,908,140(10)         32.2%                0                 0%
Officers as a Group (13 persons)

D&N Holding Company                      1,126,398(3)(11)      13.2%                0                 0%
c/o IVAX Corporation
8800 Northwest 36th Street
Miami, Florida 33178

Knowlton Brothers, Inc.                    557,100(12)          6.5%                0                 0%
530 Fifth Avenue
New York, NY 10036

Mervyn Adelson Trust                       275,000(13)          3.3%          125,000               100%
c/o Nigro, Karlin & Segal
10100 Santa Monica Boulevard
Suite 1300
Los Angeles, CA  90067

- ----------
* Less than 1%.


(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock beneficially owned by them.

(2) Includes warrants to purchase 507,111 shares of Common Stock. Such warrants were purchased by Mr. Shaykin from various third parties unaffiliated with the Company and from D&N Holding Company ("D&N"), a wholly owned subsidiary of IVAX Corporation ("IVAX").

(3) IVAX (through D&N), Mr. Shaykin, Dr. Ainsworth, Dr. Pilia and the Company are parties to an amended Stockholders Agreement dated as of June 7, 1993 (the "Stockholders Agreement"), pursuant to which, among other things, each of such directors and IVAX is obligated to vote for the election of Dr. Ainsworth (as long as he owns beneficially (before taking into consideration any shares issuable upon exercise or conversion of outstanding options and warrants or convertible securities, respectively) 10% or more of the outstanding Common Stock) and two individuals designated by IVAX to the Company's Board of Directors. These designees currently are Dr. Frost and Mr. Pfenniger. By virtue of this provision of the Stockholders Agreement, each of such directors and IVAX may be deemed to share the power to vote or direct the vote of the shares deemed beneficially owned by the parties to the Stockholders Agreement with each of the other parties to the Stockholders Agreement. Each of Mr. Shaykin, Dr. Ainsworth, Dr. Pilia and IVAX disclaims that it, he, or she and any one or more other parties to the Stockholders Agreement constitute a group under Rule 13d-5(b)(1) of the Act, pursuant to which such group may be deemed to beneficially own the shares directly beneficially owned by each of such directors and IVAX.

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

(6) Includes 16,667 shares of Common Stock issuable upon the exercise of options granted to Mr. Link under the Company's 1993 Stock Option Plan and 2,500 shares of Common Stock issuable upon the exercise of options granted to Mr. Link under the 1994 Plan.

(7) Includes 10,000 shares of Common Stock issuable upon exercise of options granted to Mr. Frost under the 1994 Plan.

(8) Includes 13,500 shares of Common Stock issuable upon exercise of options granted to Mr. Bewkes under the 1994 Plan.

(9) Includes 11,000 shares of Common Stock issuable upon exercise of options granted to Mr. Pfenniger under the 1994 Plan.

(10) Includes an aggregate of 723,912 shares of Common Stock issuable upon exercise of warrants, non-plan options, and options granted under the 1993 Stock Option Plan and the 1994 Plan.

(11) Information in the table as to beneficial ownership of Common Stock by IVAX and D&N is based upon filings with the Company made on Schedule 13G by IVAX. Such shares are held directly by D&N. Mr. Pfenniger is an officer and director of D&N and Mr. Pfenniger and Dr. Frost are executive officers of IVAX, and the Company has been advised that Dr. Frost beneficially owns approximately 11.8% of IVAX's voting securities. Dr. Frost and Mr. Pfenniger disclaim beneficial ownership of the shares of Common Stock held by D&N.



(12) Information in the table as to beneficial ownership of Common Stock by Knowlton Brothers, Inc. ("KBI") is based on a statement of ownership on
      Schedule 13D filed by on behalf of KBI and a number of related entities, namely: The Family Partnership, L.P., The Frontier Partnership, L.P., Flagship Partners, Ltd., Family Partners & Co., Frontier Partners & Co., Knowlton Associates, Inc., Winthrop Knowlton ("WK"), Stanley Knowlton ("SK"), Christopher Knowlton, Hugh Knowlton Trust For The Benefit of Erica Knowlton and Margaret F. Knowlton as Custodian for Craig Stanley Knowlton (collectively, the "Reporting Persons"). The Reporting Persons own beneficially an aggregate amount of 557,100 shares of Common Stock (including 125,000 shares that may be acquired upon conversion of shares of Convertible Preferred Stock of the Company and 600 shares that may be acquired upon exercise of warrants to purchase Common Stock), constituting approximately 6.5 % of the shares of the Common Stock outstanding. Based on such Schedule 13D, none of such Reporting Persons individually owns more than 5.0% of the outstanding Common Stock. As described in such
      Schedule 13D, KBI, WK and SK may be deemed to beneficially own greater than 5.0% percent of the outstanding Common Stock based on the relationships among the Reporting Persons. According to such Schedule 13D, the Reporting Persons have acquired such 557,100 shares of Common Stock solely for investment and the Reporting Persons have no plans to seek control of the Company.

(13) Includes 110,000 shares of Common Stock and warrants to purchase 40,000 shares of Common Stock, and 125,000 shares of Convertible Preferred Stock, Series A which is convertible into Common Stock. Mervyn Adelson, as trustee of the Mervyn Adelson Trust, is deemed to beneficially own all such stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      IVAX

      In June 1993, the Company entered into a 20-year strategic alliance (the "IVAX Agreement") with Baker Norton Pharmaceuticals, a subsidiary of IVAX, one of the largest generic pharmaceutical companies in the United States, which provides for certain exclusive and non-exclusive rights for IVAX to develop and market the Company's paclitaxel. The Company continues to supply IVAX with paclitaxel pursuant to the terms of the IVAX Agreement. During 1995, the Company's sales of paclitaxel to IVAX were $589,660, or 22% of the Company's revenues during such period and during the first quarter of 1996, the Company's sales of paclitaxel to IVAX were $204,770, or 30% of the Company's revenues during such period. IVAX, through D&N, currently beneficially owns 13.2 % of the Common Stock.

      Pursuant to the IVAX Agreement, IVAX may, under limited circumstances, obtain manufacturing information from the Company, or, under some circumstances, terminate its relationship with the Company or purchase paclitaxel from third parties if the Company is unable to supply paclitaxel in sufficient quantities to meet IVAX's requirements.

      Phillip Frost and Richard C. Pfenniger, Jr., directors of the Company, serve, respectively, as Chairman and Chief Executive Officer of IVAX, and as Chief Operating Officer of IVAX, and hold various other executive positions with certain IVAX subsidiaries. In addition, the Company has been advised that Dr. Frost beneficially owns approximately 11.8% of IVAX's voting securities.

      IVAX (through D&N), Mr. Shaykin, Dr. Ainsworth, Dr. Pilia and the Company are parties to the Stockholders Agreement pursuant to which, among other things, each of such directors and IVAX is obligated to vote for the election of Dr. Ainsworth (as long as he owns beneficially (before taking into consideration any shares issuable upon exercise or conversion of outstanding options and warrants or convertible securities, respectively) 5% or more of the outstanding Common Stock) and two individuals designated by IVAX to the Company's Board of Directors. These designees currently are Dr. Frost and Mr. Pfenniger.



      INDEBTEDNESS OF MANAGEMENT

      On August 14, 1995, Dr. Ainsworth remitted to the Company 83,907 shares of Common Stock in exchange for extinguishment of the debt represented by the Executive Note of $979,610.91 owed to the Company by Dr. Ainsworth.

See"Executive Compensation--Employment Agreements and Termination of Employment Agreements."

      On August 14, 1995, Dr. Pilia remitted to the Company 21,815 shares of Common Stock in exchange for extinguishment of the debt represented by the Executive Note of $254,688.13 owed to the Company by Dr. Pilia. See "Executive Compensation--Employment Agreements and Termination of Employment Agreements."

      On August 14, 1995, Dr. Helson remitted to the Company 38,566 shares of Common Stock in exchange for extinguishment of the debt represented by the Executive Note of $450,247.85 owed to the Company by Dr. Helson. See "Executive Compensation--Employment Agreements and Termination of Employment Agreements."

      The transactions described above whereby a total of 144,288 shares of Common Stock were returned to the Company in exchange for extinguishment of debt were all conducted pursuant to the terms of the Employment and Executive Stock Agreements, Executive Notes, and Executive Stock Pledge Agreements entered into by the respective Executives and the Company on June 7, 1993, and subsequently amended as of May 31, 1994. The stock value computed according to this formula and used for the purpose of these transactions was $11.675 per share.

         The aggregate outstanding principal of and unpaid interest accrued under the Executive Note for Mr. Shaykin as of March 31, 1996 was $940,694.

      OTHER

      The Company and MediScience Associates, Inc. ("MediScience"), entered into a consulting agreement (the "MediScience Agreement") whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, will provide the Company with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. The Company makes quarterly payments to MediScience under the MediScience Agreement of $12,500 for such services. Dr. Hayes is obligated to provide consulting services under the MediScience Agreement indefinitely, provided that the MediScience Agreement is terminable by the Company after July 11, 1996 with 90 days prior notice or by MediScience at any time with 90 days prior notice.

      Vaughn D. Bryson is Vice Chairman of Vector, an investment banking firm that is the lead managing underwriter of a public offering of the Company for which a registration statement has been filed with the Securities and Exchange Commission. Mr. Bryson may also provide consulting services to the Company in the area of pharmaceutical development in 1996.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A) FINANCIAL STATEMENTS

         The Financial Statement Index is found on Page F-1, attached.

     (B) FINANCIAL STATEMENT SCHEDULES

         None.

     (C) EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT
- -------       ----------------------

 3.1   --   Amended and Restated Certificate of Incorporation of the Company.
            Incorporated herein by reference from the Registration Statement on
            Form S-1 of the Company, filed with the Securities and Exchange
            Commission (the "Commission") on July 27, 1994 (File No. 33-78016).
 3.2   --   Certificate of Designation for Convertible Preferred Stock, Series
            A. Incorporated herein by reference from the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1995 (File No.
            0-2430).
 3.3   --   Bylaws of the Company.  Incorporated herein by reference from the registration statement on Form S-1 of the Company Filed with the
            Commission on July 27, 1994 (File No. 33-78016).
 4.1   --   Form of Common Stock Certificate.  Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No. 33-78016).
 4.2   --   Underwriter's Warrant Agreement.  Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No. 33-78016).
 4.3   --   Warrant Agreement.  Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the
            Commission on July 27, 1994 (File No. 33-78016).
 4.4   --   Warrant Certificate.  Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the
            Commission on July 27, 1994 (File No. 33-78016).
 4.5   --   The Certificate of Incorporation and Bylaws of the Company are
            included as Exhibits 3.1 through 3.3
10.1   --   Company's 1993 Stock Option Plan.  Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No. 33-78016).
10.2   --   Company's 1994 Long-Term Performance Incentive Plan.  Incorporated
            herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.3   --   Common Stock Warrant dated as of June 7, 1993 between the Company and Broadmark Capital Corporation. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No. 33-78016).
10.4   --   Subscription Agreement dated as of June 7, 1993 between the Company and D&N Holding Company. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the
            Commission on July 27, 1994 (File No. 33-78016).
10.5   --   Stock Purchase Warrant dated as of June 7, 1993 between the Company and Arthur D. Harrison. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the
            Commission on July 27, 1994 (File No. 33-78016).
10.6   --   Stock Purchase Warrant dated as of June 7, 1993 between the Company and D&N Holding Company. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the
            Commission on July 27, 1994 (File No. 33-78016).
10.7   --   Stock Purchase Warrant dated as of June 7, 1993 between the Company and Kirkland & Ellis. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the
            Commission on July 27, 1994 (File No. 33-78016).
10.8   --   Stock Purchase Warrant dated as of December 15, 1992 between the
            Company and Kirkland & Ellis. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No. 33-78016).
10.9   --   Stock Purchase Warrant dated as of June 3, 1992 between the Company and Herbert L. Lucas. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the
            Commission on July 27, 1994 (File No. 33-78016).
10.10  --   Stock Purchase Warrant dated as of June 3, 1992 between the
            Company and H.J. Meyers & Co., Inc. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No. 33-78016).
10.11  --   Stock Purchase Warrant dated as of June 3, 1992 between the
            Company and Freshman, Marantz, Orlanski, Cooper, and Klein 1993
            Investments. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No. 33-78016).

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
- -------     ----------------------
10.12  --   Stock Purchase Warrant dated as of April 30, 1993 between the
            Company and Pacific Regeneration Technologies, Inc. Incorporated
            herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.13  --   Registration Agreement dated as of June 7, 1993 by and among the
            Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A.
            Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the registration statement on Form S-1 of the
            Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.14  --   Amended and Restated Stockholders Agreement dated as of May 31, 1994 by and among the Company, D&N Holding Company, Sterling K.
            Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence
            Helson. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on
            July 27, 1994 (File No. 33-78016).
10.15  --   Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Leonard P. Shaykin. Incorporated herein by reference from the registration statement on Form S-1 of the
            Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.16  --   Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Sterling K. Ainsworth. Incorporated herein by reference from the registration statement on Form S-1 of the
            Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.17  --   Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Patricia A. Pilia. Incorporated herein by reference from the registration statement on Form S-1 of the
            Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.18  --   Amended and Restated Employment and Executive Stock Agreement
            dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Larry Helson. Incorporated herein by reference from the registration statement on Form S-1 of the
            Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.19  --   Company's Stock Option Agreement with Sterling K. Ainsworth.
            Incorporated herein by reference from the registration statement on
            Form S-1 of the Company, filed with the Commission on July 27, 1994
            (File No. 33-78016).
10.20  --   Company's Stock Option Agreement with Patricia A. Pilia.
            Incorporated herein by reference from the registration statement on
            Form S-1 of the Company, filed with the Commission on July 27, 1994
            (File No. 33-78016).
10.21  --   Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific Biotechnologies Inc. Incorporated herein by reference from the registration statement on Form S-1 of the
            Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.22  --   Subscription Agreement dated as of April 29, 1993 between the
            Company and Pacific Regeneration Technologies. Incorporated herein by reference from the registration statement on Form S-1 of the
            Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.23  --   Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd. Incorporated
            herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No.
            33-78016).
10.24  --   Amendment No. 1 To Amended and Restated Master Agreement Dated
            January 19, 1994, executed as of March 23, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10- K for the year ended December 31, 1994 (File No. 0-24320).
10.25  --   Agreement dated as of June 7, 1993 between the Company and Baker
            Norton Pharmaceuticals, Inc. Incorporated herein by reference from the registration statement on Form S-1 of the Company, filed with the Commission on July 27, 1994 (File No. 33-78016).
10.26  --   Lease dated February 28, 1995 between the Company and the Mutual
            Life Assurance Company of Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-2430).
10.27  --   Subscription Agreement and Investment Letter between the Company and NaPro Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30,

           1995 (File No. 0-2430).

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
- -------    ----------------------
10.28  --  Put/Call Agreement dated July 12, 1995 between the Company and the
           Purchasers of Series A Preferred Shares of NaPro Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-2430).
10.29  --  Side Letter dated July 21, 1995 to Put/Call Agreement.
           Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-2430).
10.30  --  Engagement Letter dated February 16, 1995, between the Company and
           Capital West Partners. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-2430).
10.31  --  Subscription Agreement between the Company and the purchasers of
           Convertible Preferred Stock, Series A, of the Company. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-2430).
10.32  --  Purchase Agreement between the Company and certain purchasers of
           Preferred Shares of NaPro Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-2430).
10.33  --  Purchase Agreement between the Company and BPI Capital Management
           Corporation as to Preferred Shares of NaPro Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-2430).
10.34  --  Lease between the Company and Gunbarrel Facility L.L.C. dated
           October 16, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
10.35  --  First Amendment to Lease November 27, 1995, between the Company and
           Gunbarrel Facility L.L.C. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
10.36  --  Agreement between the Company and Pacific Biotechnologies Inc.
           dated March 29, 1996. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
21.1   --  List of Subsidiaries(1)
23.1   --  Consent of Ernst & Young LLP, Independent Auditors.
24.1   --  Powers of Attorney(1)
- ------------------------------------

(1)     Filed previously.

       (D) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NAPRO BIOTHERAPEUTICS, INC.

                                          By:   __________*_______________
                                                 Sterling K. Ainsworth, Ph.D.
                                             President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, in the capacities and on the dates below indicated:


     SIGNATURES                             TITLE                      DATE

                       *         President and Chief Executive    June 12, 1996
- ----------------------------     Officer; Director (Principal
                                 Executive Officer)
     Sterling K. Ainsworth

                       *         Chairman of the Board of         June 12, 1996
                                 Directors
- -----------------------------
     Leonard P. Shaykin

 /S/ GORDON H. LINK, JR.         Vice President, Chief Financial  June 12, 1996
- -----------------------------    Officer (Principal Financial
                                 Officer and Principal Accounting
     Gordon H. Link, Jr.         Officer)

                       *         Director                         June 12, 1996
- -----------------------------
     E. Garrett Bewkes, Jr.

                       *         Director                         June 12, 1996
- -----------------------------
     Phillip Frost

                       *         Director                         June 12, 1996
- -----------------------------
     Richard C. Pfenniger, Jr.

                       *         Director                         June 12, 1996
- ----------------------------
     Patricia A. Pilia

- ----------------------------     Director
     Mark B. Hacken

- ----------------------------     Director
     Vaughn D. Bryson

- ----------------------------     Director
     Arthur H. Hayes, Jr.



*   By:               /S/
        -------------------------------------
        Gordon H. Link, Jr., Attorney in Fact

                          INDEX TO FINANCIAL STATEMENTS

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors ..........................F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations...................................... F-5

Consolidated Statements of Stockholders' Equity............................ F-6

Consolidated Statements of Cash Flows................... .................. F-7

Notes to Consolidated Financial Statements................................. F-8

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

                                                     ERNST & YOUNG LLP

Denver, Colorado
January 26, 1996


                   NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  DECEMBER 31,              MARCH 31,
                                                                         -----------------------------    -------------
                                                                             1994            1995             1996
                                                                         ------------  ---------------  ---------------
                                                                                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents.............................................$    892,146       $7,133,390     $  4,922,895
   Securities available for sale.........................................     507,752               --               --
   Securities held to maturity...........................................          --          667,000          667,000
   Accounts receivable...................................................     148,347          325,814          459,700
   Inventory:
      Raw materials......................................................     499,966          286,617          819,918
      Work-in-process....................................................     380,545          432,898          289,066
      Finished goods.....................................................     547,265          492,444          338,565
                                                                         ------------    -------------    -------------
                                                                            1,427,776        1,211,959        1,447,549
   Prepaid expenses and other ...........................................     859,539          310,451          329,239
                                                                         ------------    -------------    -------------
Total current assets.....................................................   3,835,560        9,648,614        7,826,383

Property and equipment, at cost (NOTE 4):
   Laboratory equipment..................................................   1,093,960        1,312,996        1,359,320
   Leasehold improvements................................................     248,729          507,816          495,065
   Office equipment and other............................................     113,485          275,902          343,074
   Construction in progress..............................................     122,504          406,948          428,171
                                                                         ------------    -------------    -------------
                                                                            1,578,678        2,503,662        2,625,630
   Accumulated depreciation..............................................     524,578          721,498          824,596
                                                                         ------------    -------------    -------------
Property and equipment, net..............................................   1,054,100        1,782,164        1,801,034

Restricted cash..........................................................          --          123,750          177,399
Receivable from related parties..........................................      18,487           18,487           24,738
Other assets.............................................................      67,805          380,335          376,383
                                                                         ------------    -------------    -------------
Total assets............................................................. $ 4,975,952      $11,953,350      $10,205,937
                                                                         ============    =============    =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                              DECEMBER 31,                MARCH 31,
                                                                     -------------------------------    -------------
                                                                         1994              1995             1996
                                                                     -------------     -------------    -------------
                                                                                                         (UNAUDITED)
Current liabilities:
    Accounts payable.................................................$     417,374       $   662,726    $     625,958
    Accrued payroll and payroll taxes................................      112,607           328,032          328,283
    Capital lease obligations, current (NOTE 4)......................       16,985           105,454           94,753
    Notes payable, current (NOTE 3).................................        83,443            38,801           46,488
    Deferred revenue.................................................       36,000            51,431               --
                                                                     -------------     -------------    -------------
Total current liabilities............................................      666,409         1,196,444        1,095,482
Capital lease obligations, long term (NOTE 4)........................        3,471           298,811          411,352
Notes payable, long term (NOTE 3)....................................           --         1,150,000        1,158,333
Deferred revenue (NOTES 3 AND 8).....................................    1,100,000                --               --
Compensation due to officers and directors...........................      169,358           169,358          169,358
Commitments and contingencies (NOTES 1 AND 9)
Minority interest....................................................           --         3,715,139        3,715,139
Stockholders' equity (NOTE 6):
   Series A preferred stock, $.001 par value;
       2,000,000 shares authorized;
       No issued and outstanding shares in 1994 and 125,000
          issued and outstanding shares in 1995 and 1996
          (unaudited) (preference in liquidation $1,000,000).........           --               125              125
    Nonvoting common stock, convertible on disposition into
          400,000 shares of Common Stock, $.0075 par value;
          1,000,000 shares authorized; 400,000 issued and
           outstanding...............................................        3,000             3,000            3,000
   Common stock, $.0075 par value;
          9,000,000 authorized
          7,713,443 shares issued in 1994, 8,525,265 shares issued
          1995 and 8,529,932 shares issued in 1996 (unaudited).......       57,851            63,939           63,973
   Additional paid-in capital........................................   20,123,991        26,675,099       26,681,313
   Unearned compensation ............................................     (29,685)           (9,426)          (7,356)
   Notes receivable from stockholders ...............................  (2,488,996)         (924,789)        (940,694)
   Deficit .......................................................... (14,629,447)      (18,699,803)     (20,459,541)
   Treasury stock--none in 1994 and 144,288 in
         1995 and 1996 (unaudited) ..................................           --       (1,684,547)      (1,684,547)
                                                                     -------------     -------------    -------------
Total stockholders' equity ..........................................    3,036,714         5,423,598        3,656,274
                                                                     -------------     -------------    -------------
Total liabilities and stockholders' equity .......................... $  4,975,952       $11,953,350      $10,205,937
                                                                     =============     =============    =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                  THREE MONTHS
                                                      YEAR ENDED DECEMBER 31                      ENDED MARCH 31
                                              ------------------------------------------    --------------------------
                                                  1993           1994          1995            1995           1996
                                              ------------   ------------   ------------    ------------  ------------
                                                                                                   (UNAUDITED)
Revenues:

   Sales of products .......................   $ 1,247,819    $ 1,002,037    $ 2,623,426    $ 1,148,181    $   690,830

   Other ...................................           567          5,176           --             --             --
                                               -----------    -----------    -----------    -----------    -----------
                                                 1,248,386      1,007,213      2,623,426      1,148,181        690,830

Expenses:
   Research, development and cost of
     products sold .........................     3,505,465      2,706,767      4,325,274      1,074,669      1,786,137
   General and administrative ..............     2,689,803      2,043,931      2,309,934        450,803        703,513
   Faulding royalty (NOTE 6) ...............          --        1,000,000           --             --             --
   Plantation fees (NOTE 8) ................         6,976      1,238,256        272,052        268,720           --
                                               -----------    -----------    -----------    -----------    -----------
                                                 6,202,244      6,988,954      6,907,260      1,794,192      2,489,650
                                               -----------    -----------    -----------    -----------    -----------

Operating loss .............................    (4,953,858)    (5,981,741)    (4,283,834)      (646,011)    (1,798,820)
Other income (expense):
   Interest income .........................        79,326        188,026        373,306         49,126        100,135
   Interest and other expense ..............       (33,839)      (339,830)      (159,828)       (40,059)       (61,053)
                                               -----------    -----------    -----------    -----------    -----------
Loss before extraordinary item .............    (4,908,371)    (6,133,545)    (4,070,356)      (636,944)    (1,759,738)

Loss on early extinguishment
   of debt (NOTE 6) ........................          --         (512,482)          --             --             --
                                               -----------    -----------    -----------    -----------    -----------
Net loss ...................................   $(4,908,371)   $(6,646,027)   $(4,070,356)   $  (636,944)   $(1,759,738)
                                               ===========    ===========    ===========    ===========    ===========
Loss per share:
   Before extraordinary item ...............         (0.79)         (0.91)         (0.51)         (0.08)         (0.21)
   Extraordinary item ......................          --            (0.08)          --             --             --
                                               -----------    -----------    -----------    -----------    -----------
   Net loss.................................   $     (0.79)   $     (0.99)   $     (0.51)   $     (0.08)   $     (0.21)
                                               ===========    ===========    ===========    ===========    ===========
Weighted average shares outstanding ........     6,201,219      6,761,081      7,972,537      7,713,443      8,527,620
                                               ===========    ===========    ===========    ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY



                                                                                       NOTES
                                                                                    RECEIVABLE
                              SERIES A  NONVOTING          ADDITIONAL    UNEARNED     FROM
                              PERFERRED  COMMON   COMMON    PAID-IN      COMPENSA- STOCKHOLDER                 TREASURY
                                STOCK    STOCK     STOCK     CAPITAL       TION         S          DEFICIT       STOCK      TOTAL
                              --------- -------- --------- -----------   --------- -----------  ------------  ----------- ---------
Balances at December 31, 1992.   $ --    $ --   $  22,034   2,913,881    $(51,000)   $  --      $(3,075,049)   $  --     $(190,134)
  Issuance of 1,124,398
     shares of common stock
     at $2.47 to $5.265 per
     share and 113,778
     warrants for cash........     --     --       8,433    3,096,252       --          --          --            --     3,104,685
  Issuance of 1,526,814
     shares of common stock
     at $2.47 per share to
     officers in exchange
     for notes, unearned
     compensation and cash....     --     --       11,451    3,755,964 (1,477,203)  (2,355,837)    --             --       (65,625)
  Grant of employee stock
     options..................     --     --        --         114,042    (85,417)      --         --             --        28,625
  Issuance of warrant to
     purchase 20,000
     shares of common stock
     in exchange for legal
     services.................     --     --        --          53,950      --        --           --             --        53,950
  Issuance of warrant to
     purchase 13,333 shares
     of common stock in
     exchange for employment
     services.................     --     --        --           7,900      --        --           --              --         7,900
  Amortization of unearned
     compensation.............     --     --        --             --   1,025,003     --           --              --     1,025,003

  Net loss....................     --     --        --             --       --        --         (4,908,371)       --    (4,908,371)
                              --------- -------- --------- -----------   --------- ----------- ------------  ----------- ----------
Balance at December 31, 1993..     --     --       41,918    9,941,989   (588,617)  (2,355,837)  (7,983,420)       --      (943,967)
  Issuance of 265,000
     shares of common stock
     at $2.40 per share in
     exchange for cash, net
     of offering costs
     of $87,022...............     --     --        1,988      546,991      --        --           --              --       548,979
  Issuance of 16,667 common
     stock warrants at
     $.01 per share in
     exchange for consulting
     services.................     --     --        --          42,500      --        --           --              --        42,500
  Issuance of 33,333 common
     stock warrants at
     $1.125 per share in
     exchange for employment
     services.................     --     --        --          39,834      --        --           --              --        39,834
  Issuance of 1,800,000
     shares of common stock
     at $5.00 per share
     and 2,070,000 warrants
     at $0.10 per warrant for
     cash, net of  offering
     costs of $1,184,418......     --     --       13,500    7,339,082      --        --           --              --     7,352,582
  Issuance of 400,000
     shares of nonvoting
     common stock at $5.00
     per share for cash and
     warrants to purchase
     400,000 shares of
     nonvoting common stock
     at $.10 per warrant......     --    3,000      --       2,037,000      --        --           --              --     2,040,000
 Exercise of 30,667 common
     stock warrants for
     cash, at prices ranging
     from $.10 to $2.40
     per share................     --     --          230       33,735      --        --           --              --        33,965
  Issuance of 28,615 shares
     of common stock at
     $5.00 per share in
     exchange for notes
     payable..................     --     --          215      142,860      --        --           --              --       143,075
  Amortization of unearned
     compensation.............     --     --        --           --       558,932     --           --              --       558,932
  Interest receivable on
     officers' notes..........     --     --        --           --         --        (133,159)    --              --      (133,159)
  Net loss ...................     --     --        --           --         --        --         (6,646,027)       --    (6,646,027)
                              --------- -------- --------- -----------   --------- ----------- ------------  ----------- ----------
Balance at December 31, 1994..     --    3,000     57,851   20,123,991    (29,685)  (2,488,996) (14,629,447)       --     3,036,714
  Issuance of 1,364,263
     shares of preferred
     stock at $8.00 per
     share, net of offering
     costs of $846,421
     (725,513 shares in
     minority interest).......     639    --        --       4,267,051      --        --           --              --     4,267,690
  Conversion of 513,750
     shares of preferred
     stock into 513,750
     shares of common stock
     and exchange of 266,421
     shares of subsidiary's
     preferred stock for
     266,421 shares of
     common stock.............    (514)   --        5,851    2,238,584      --        --           --              --     2,243,921
  Exercise of 31,651 stock
     options at prices
     ranging from $.75
     per share to $2.40
     per share................     --     --          237       45,473      --        --           --              --        45,710
  Repurchase of 144,288
     shares of common stock
     at $11.675 per share
     in exchange for
     cancellation of
     indebtedness.............     --     --        --           --         --       1,684,547     --          (1,684,547)      --
  Interest receivable on
     officers' notes..........     --     --        --           --         --        (120,340)    --              --      (120,340)
  Amortization of unearned
     compensation.............     --     --        --           --        20,259     --           --              --        20,259
  Net loss....................                                                                   (4,070,356)             (4,070,356)
                              --------- -------- --------- -----------   --------- ----------- ------------  ----------- ----------
Balances at December 31, 1995.     125   3,000     63,939   26,675,099     (9,426)    (924,789) (18,699,803)   (1,684,547) 5,423,59
  Exercise of 4,667 stock
     options at prices
     ranging from $.75
     per share to $2.40 per
     share (unaudited)........     --     --           34        6,214      --         --          --              --         6,248
  Interest receivable on
     officers' notes
     (unaudited)..............     --     --         --          --         --         (15,905)    --              --       (15,905)
  Amortization of unearned
     compensation (unaudited).     --     --         --          --        2,070       --          --              --         2,070
  Net loss (unaudited)........     --     --         --          --         --         --        (1,759,738)       --    (1,759,738)
                              --------- -------- --------- -----------   --------- ----------- ------------  ----------- ----------
Balances at March 31, 1996
  (unaudited).................    $125  $3,000    $63,973  $26,681,313   $(7,356)    $(940,694)$(20,459,541) $(1,684,547)$3,656,273
                              ========= ======== ========= ===========   ========= =========== ============  =========== ==========


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                   THREE MONTHS
                                                          YEAR ENDED DECEMBER 31                  ENDED MARCH 31
                                                 ----------------------------------------   --------------------------
                                                     1993          1994          1995           1995          1996
                                                 ------------  ------------  ------------   ------------  ------------
OPERATING ACTIVITIES                                                                               (UNAUDITED)
Net loss ........................................$(4,908,371)  $(6,646,027)   $(4,070,356)    $ (636,944)  $(1,759,738)
Adjustments to reconcile net loss to net cash
      used by operating activities:
   Depreciation and amortization.................     179,453       473,989       269,804         83,945       115,769
   Employee termination expense..................          --        82,334            --             --            --
   Compensation for common stock and options.....   1,025,003       555,497        20,259          5,297         2,070
   Loss on disposal of property and equipment....       4,298       335,021       174,440             --        15,249
   Loss on early extinguishment of debt..........          --       512,482            --             --            --
   Gain on foreign currency transactions.........          --            --      (11,026)             --            --
   Changes in operating assets and liabilities:..                                                     --            --
       Accounts receivable.......................   (234,323)       114,679     (177,467)    (1,273,181)     (133,886)
       Inventory.................................   (552,642)     (705,771)       215,817        291,790     (235,590)
       Prepaid expenses and other current assets.    (27,725)     (887,314)       116,218        647,624      (24,419)
       Accounts payable..........................     852,492     (735,613)       245,352         56,280      (52,199)
       Accrued liabilities.......................      55,980      (48,366)       225,425         19,845      (25,654)
       Deferred revenue..........................     336,600     (300,598)        15,431      (468,816)      (36,000)
                                                 ------------  ------------  ------------   ------------  ------------
Net cash used by operating activities............ (3,269,235)   (7,249,687)   (2,976,103)    (1,274,161)   (2,134,398)

INVESTING ACTIVITIES
Additions to property and equipment..............   (527,446)     (575,156)   (1,209,326)      (145,343)     (138,221)
Purchase of securities...........................          --   (2,932,260)   (6,562,600)             --            --
Proceeds from sale or maturity of securities.....          --     2,435,942     6,451,146        503,450            --
Transfer of restricted cash......................          --            --     (123,750)             --      (53,649)
Proceeds from sale of property and equipment.....          --         2,200           250             --            --
                                                 ------------  ------------  ------------   ------------  ------------
Net cash used by investing activities............   (527,446)   (1,069,274)   (1,444,280)        358,107     (191,870)

FINANCING ACTIVITIES
Increase in deferred revenue-long term...........     349,998       350,000            --             --            --
Proceeds from notes payable......................     400,000     1,571,569       171,198        556,567        46,488
Payments under notes payable.....................    (126,808)   (2,154,590)     (165,840)       (57,777)      (38,801)
Proceeds from sales-type lease...................          --            --       469,094             --       160,947
Payments under capital leases....................          --            --      (85,285)             --      (59,109)
Proceeds from sale of common and preferred stock    3,104,685    10,697,987     5,155,710             --         6,248
Proceeds from sale of preferred stock by                   --            --     5,959,060             --            --
subsidiary.......................................
Offering costs...................................          --   (1,271,440)     (842,310)             --            --
                                                 ------------  ------------  ------------   ------------  ------------
Net cash provided by financing activities........   3,727,875     9,193,526    10,661,627        498,790       115,773
                                                 ------------  ------------  ------------   ------------  ------------
Net increase (decrease) in cash and cash
equivalents......................................     (68,806)      874,565     6,241,244       (417,264)   (2,210,495)
Cash and cash equivalents at beginning of year...      86,387        17,581       892,146        892,146     7,133,390
                                                 ------------  ------------  ------------   ------------  ------------
Cash and cash equivalents at end of year......... $    17,581  $    892,146  $  7,133,390     $  474,882  $  4,922,895
                                                 ============  ============  ============     ==========  ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common stock and granting of
   common stock options, unearned compensation... $ 1,653,095   $        --  $         --     $       --  $         --
Notes and related interest receivable from
   stockholders..................................   2,355,837       133,158       120,356         35,278        15,905
Repayment of notes receivable from stockholders
   through transfer of treasury stock to the
   Company.......................................          --            --     1,684,547             --            --
Conversion of deferred revenue to long-term debt.          --            --     1,100,000             --            --
Conversion of preferred shares of subsidiary to
   common shares of Parent.......................          --            --     2,243,921             --            --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
  (INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996 IS UNAUDITED)

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

NaPro BioTherapeutics, Inc. (the "Company") was originally incorporated in 1991 as a Washington corporation. On September 8, 1993, the Company merged into a wholly-owned subsidiary, a Delaware corporation, and increased its authorized capital stock to 130,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.001 par value nonvoting preferred stock. On March 16, 1994, the Company effected a 1-for-7.5 reverse stock split by exchanging each
7.5 shares of common stock for 1 share of $.0075 par value common stock, and adjusted its authorized capital stock to 20,000,000 shares of $.0075 par value common stock, and 2,000,000 shares of $.001 par value nonvoting preferred stock. On July 24, 1994, the Company adjusted its authorized capital stock to 19,000,000 shares of $.0075 par value common stock (the "Common Stock"), 1,000,000 shares of $.0075 par value nonvoting common stock, (the "Nonvoting Common Stock") and 2,000,000 shares of $.001 par value preferred stock (the "Preferred Stock"). The accompanying financial statements and related notes give retroactive effect to the merger, the adjustment to capital stock, and the reverse stock split.

On November 4, 1994, the Company formed a wholly-owned subsidiary, NaPro BioTherapeutics (Canada), Inc. ("NaPro Canada").

BASIS OF PRESENTATION

The accompanying financial statements include the consolidated financial position, consolidated results of operations and consolidated cash flows of the Company and its Canadian subsidiary, NaPro Canada, of which the Company holds 87.3% of the voting rights. All transactions have been accounted for at historical cost. All balances and transactions between these entities have been eliminated in the accompanying financial statements. Until December 31, 1994, the Company was in the development stage.

The accompanying unaudited consolidated financial statements for the three months period ended March 31, 1995 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

DESCRIPTION OF BUSINESS

The Company is focused on developing, producing and licensing natural product pharmaceuticals. To date, the Company has engaged primarily in developing and applying its proprietary extraction, isolation and purification technology to manufacture paclitaxel, a naturally occurring cancer-fighting compound found in certain species of yew (TAXUS) trees. The Company's formulation of paclitaxel is referred to herein as "NBT Paclitaxel."

The Company is dependent upon new financing to fund new research and development as well as its other discretionary working capital requirements. The Company anticipates, based on its existing available financial resources, on the proceeds obtainable upon exercise of existing warrants and on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development, the timing and costs associated with obtaining regulatory approvals for, and the manufacturing and marketing of, NBT Paclitaxel), that it has sufficient resources to finance its planned operations during 1996. In the future the Company may require substantial additional financing to construct and establish a full-scale commercial manufacturing facility for NBT Paclitaxel and to develop, commercialize and manufacture semi-synthetic NBT Paclitaxel and other products. Management believes that it will be able to obtain appropriate financing; however, there can be no assurance that future additional financing will be available to the Company when desired, on commercially reasonable terms, or at all. The inability to obtain additional financing may have a material adverse effect on the Company's development plans.

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

REVENUE RECOGNITION

Revenues from product sales are recognized at the time of shipment. The Company's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with the Company's research and other development expenses. Licensing fees and other revenues are recognized in accordance with the terms of the applicable agreements. Payments received in advance under these agreements are recorded as deferred revenue until earned.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used in estimating fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

    Notes payable and capital lease obligations: The carrying amounts of borrowings under notes payable and capital lease obligations approximate fair value.

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

NET LOSS PER SHARE

Except as noted below, net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 83, EARNINGS PER SHARE COMPUTATIONS IN AN INITIAL PUBLIC OFFERING, 315,854 common and common equivalent shares issued during the 12- month period prior to the Company's August 1994 initial public offering at prices below the anticipated public offering price were included in the calculation as if they were outstanding for all periods presented, up to the close of the initial public offering.

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

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES; SIGNIFICANT CUSTOMERS

Domestic and foreign financial information is as follows:


                                                             UNITED         NORTH                       TOTAL
                                                  YEAR       STATES        AMERICA    ELIMINATIONS     COMPANY
                                                 ------   -----------    ----------   ------------  ------------
Net sales to affiliated and unaffiliated
   customers....................................   1993    $1,247,819    $      --        $     --  $  1,247,819
                                                   1994     1,002,037       148,347      (148,347)     1,002,037
                                                   1995     2,623,426       569,337      (569,337)     2,623,426
Operating loss..................................   1993     4,953,858            --             --     4,953,858
                                                   1994     5,913,420        68,321             --     5,981,741
                                                   1995     3,851,234       432,600             --     4,283,834
Identifiable assets December 31,................   1994     5,019,168       672,226      (715,442)     4,975,952
                                                   1995     9,225,725     6,820,044    (4,092,419)    11,953,350

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

                                                 1993   1994     1995
                                                ------  -----   -----
Faulding.......................................   80%    15%     75%
IVAX...........................................    1%    71%     22%

RISKS AND UNCERTAINTIES RELATED TO DISTRIBUTION

The Company's currently largest customer, Faulding, distributes NBT Paclitaxel in Australia. Faulding's main competitor in the Australian market, Bristol-Myers Squibb Company ("BMS"), has brought legal action against Faulding on the basis of infringement of certain BMS patents, which Faulding is claiming are invalid in a separate suit. Litigation is an uncertain process, and no assurances can be given that BMS will not obtain an injunction against Faulding which could prevent Faulding from marketing NBT Paclitaxel in Australia pursuant to Faulding's generic approval. If Faulding were to be prevented from continuing to market paclitaxel in Australia pursuant to its current generic approval, then Faulding would be unable to continue to market NBT Paclitaxel until such time as Faulding obtains its own nongeneric approval which does not rely on the administration methods claimed in the BMS patents. If BMS is successful in enforcing its patent claims against Faulding, such a result would have a material adverse effect on the Company.


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

Notes payable consist of the following:


                                                                                DECEMBER 31               MARCH 31
                                                                        ---------------------------     ------------
                                                                          1994             1995             1996
                                                                                                        (UNAUDITED)
                                                                        ---------      ------------     ------------
Note payable to Faulding, net of unamortized original issue discount, due in  June 1997, interest at 9% accruing on
   $700,000, payable quarterly..........................................$      --        $1,150,000       $1,158,333
Note payable to stockholder, due in December 1995.......................   40,000                --               --
Note payable, due in March 1996, interest at 6.81%, accruing monthly....       --            38,801           46,488
Note payable, due in March 1995.........................................   43,443                --               --
                                                                        ---------       -----------     ------------
                                                                           83,443         1,188,801        1,204,821
Less amounts currently payable..........................................   83,443            38,801           46,488
                                                                        ---------       -----------     ------------
Notes payable-long term.................................................$    --          $1,150,000       $1,158,333
                                                                        =========      ============     ============

Interest paid approximated interest expense for the years ended December 31, 1993 and 1994. For the year Ended December 31, 1995, interest paid was $69,780 and interest expense was $149,869.

Future minimum payments under notes payable are as follows:

1996................................................................ $   38,801
1997................................................................  1,200,000
                                                                     ----------
Total...............................................................  1,238,801
Less unamortized original issue discount............................     50,000
                                                                     ----------
                                                                     $1,188,801
                                                                     ==========

4.     CAPITAL LEASE OBLIGATIONS

The Company's property held under capital leases consisted of the following, which is included in property and equipment:


                                                              DECEMBER 31
                                                       -------------------------
                                                         1994            1995
                                                       ---------      ----------
Office equipment.......................................  $11,496       $  72,695
Laboratory equipment...................................   83,661         356,468
                                                       ---------      ----------
                                                          95,157         429,163
Less accumulated depreciation..........................   21,230          96,133
                                                       ---------      ----------
                                                         $73,927        $333,030
                                                       =========      ==========

At December 31, 1995, minimum payments under capital lease obligations are:

1996............................................................... $170,240
1997...............................................................  162,534
1998...............................................................  155,057
                                                                   ---------
Net minimum lease payments.........................................  487,831
Less amount representing interest..................................   83,566
                                                                   ---------
NPresent value of minimum lease payments............................ 404,265
Less current portion...............................................  105,454
                                                                   ---------
                                                                    $298,811
                                                                   =========

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

As of December 31, 1995, the Company has net operating loss carryforwards for income tax purposes of approximately $15,180,000 and research and development credits of $159,000 to offset future taxable income in the United States, expiring as follows:

                                                        RESEARCH AND
                                       NET OPERATING     DEVELOPMENT
                                           LOSSES          CREDITS
                                       --------------   --------------
2006................................... $     282,000        $      --
2007...................................     1,826,000           52,000
2008...................................     3,328,000           54,000
2009...................................     4,600,000           38,000
2010...................................     5,144,000           15,000
                                       --------------   --------------
                                          $15,180,000         $159,000
                                       ==============   ==============

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets with respect to United States taxing authorities are as follows:

                                                            DECEMBER 31
                                                      ------------------------
                                                         1994         1995
                                                      -----------  -----------
Deferred tax liabilities:
   Tax over book depreciation.........................$    13,587  $        --
   Other..............................................     43,466       41,724
                                                      -----------  -----------
Total deferred tax liabilities........................     57,053       41,724
Deferred tax assets:
   Tax net operating loss carry forward...............  3,873,693    5,734,815
   Deferred compensation..............................     63,510       63,510
   Amortization.......................................    376,256      261,884
   Deferred revenue...................................    426,000       19,287
   Research and development credits...................    144,325      158,897
   Excess of book over tax depreciation...............         --       72,174
   Other..............................................    134,348      113,922
                                                      -----------  -----------
Total deferred tax assets.............................  5,018,132    6,424,489
Valuation allowance ..................................(4,961,079)  (6,382,765)
                                                      -----------  -----------
Net deferred tax assets...............................     57,053       41,724
                                                      -----------  -----------
                                                      $        --  $        --
                                                      ===========  ===========

Significant components of the Company's deferred tax assets with respect to Canadian taxing authorities are as follows:


                                                               DECEMBER 31
                                                             ----------------
                                                             1994      1995
                                                             -----   --------
Deferred tax assets:
       Excess of book over tax depreciation..................$  --    $26,062
       Valuation allowance...................................   --   (26,062)
                                                             -----   --------
                                                             $  --   $   --
                                                             =====   ========

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

BRIDGE FINANCING AND EXTRAORDINARY LOSS RESULTING FROM EXTINGUISHMENT

In April 1994, the Company completed the sale (the "Bridge Financing") to private investors of 26.5 units (the "Units"), each Unit consisting of: (i) 10,000 shares of Common Stock and (ii) an unsecured 9% nonnegotiable convertible promissory note of the Company in the principal amount of $50,000, due on the earlier of the consummation of the Company's initial public offering or March 31, 1995, unless converted, at the option of the holder, into shares of Common Stock upon the consummation of the Company's initial public offering, at a rate equal to $5.00 per share of Common Stock (a"Bridge Note"). The purchase price per Unit was $50,000. The Company received gross proceeds of $1,325,000 with respect to the sale of such Units. After the payment of $132,500 in placement fees to the placement agent for the Company with respect to the sale of such Units, and other offering expenses of approximately $75,000, the Company received net proceeds of approximately $1,117,500 from the sale of the Units. The Bridge Financing resulted in the Company's issuance of a total of $1,325,000 principal amount of Bridge Notes and 265,000 shares of Common Stock. Upon closing of the Company's initial public offering, $1,185,000 in principal amount of Bridge Notes was paid in cash and $140,000 was converted to 28,615 shares of Common Stock. The repayment of the Bridge Notes prior to their one-year stated maturity resulted in a $512,482 extraordinary loss.

INITIAL PUBLIC OFFERING OF COMMON STOCK AND REDEEMABLE WARRANTS

In August 1994, the Company completed an initial public offering of its Common Stock and redeemable warrants to purchase Common Stock (the "IPO"). The offering consisted of 1,800,000 shares of Common Stock and redeemable warrants to purchase 2,070,000 shares of Common Stock (including 270,000 redeemable warrants to purchase Common Stock issued in connection with the underwriter's overallotment) (the "Warrants"). The Common Stock and Warrants were purchased separately and are separately transferable. Each Warrant entitles the registered holder thereof to purchase one share of Common Stock at a price of $5.00, subject to adjustment in certain circumstances, for a period of three years, commencing February 1, 1995. The Warrants are redeemable by the Company, upon the consent of the IPO underwriter, at any time commencing February 1, 1995 upon notice of not less than 30 days, at a price of $.10 per Warrant, provided that the closing bid quotation of the Common Stock on all 20 trading days ending on the third day prior to the day on which the Company gives notice has been at least 150% of the then effective exercise price of the Warrants ($7.50 at December 31, 1994, subject to adjustment). The net proceeds of the offering to the Company were $7,352,582 (after deduction of the underwriting discount and expenses of the offering). In connection with the completion of the IPO, the Bridge Notes and certain notes payable to IVAX Corporation and another shareholder as well as certain officer salaries which had been deferred since September 1993 in order to preserve cash were paid. In addition, the normal vesting of stock sold in conjunction with the Executive Agreements was accelerated as a result of completion of the IPO, resulting in a charge, during 1994, of $307,749 to general and administrative expense.

FAULDING PRIVATE PLACEMENT AND ELIMINATION OF THE FAULDING ROYALTY

Contemporaneously with consummation of the IPO, the Company sold to Faulding in a private transaction (the "Faulding Private Placement") 400,000 shares of the Company's Nonvoting Common Stock at a price of $5.00 per share, the initial public offering price per share in the IPO, and 400,000 warrants (the "Faulding Warrants") to purchase an additional 400,000 shares of Nonvoting Common Stock at a price of $.10 per warrant, the initial public offering price per warrant. Shares of Nonvoting Common Stock will automatically convert to Common Stock (with full voting rights), on a share-for-share basis, upon Faulding's disposition thereof. The Nonvoting Common Stock and the Faulding Warrants are identical in all respects to the Common Stock and Warrants which were sold in the IPO, except that, other than in limited circumstances, Faulding, as the holder, has no voting rights with respect to the Nonvoting Common Stock, and the Faulding Warrants are exercisable for Nonvoting Common Stock instead of Common Stock until Faulding's disposition thereof. The proceeds from issuance of the Nonvoting Common Stock and Faulding Warrants were as follows: $1,000,000 was applied directly to eliminate the Company's liability to Faulding resulting from Faulding's royalty rights under the Faulding Agreement (the "Faulding Royalty") and cash of $1,040,000 was received by the Company. Under the Faulding Royalty, the Company would have been obligated to pay Faulding 4% of the Company's sales price on the first 100,000 grams of NBT Paclitaxel it sold to third parties for commercial use. The cost of eliminating the Faulding Royalty was expensed, and was separately reflected in the statement of operations for the year ended December 31, 1994.

PREFERRED STOCK PRIVATE PLACEMENT

In July 1995, the Company closed a private placement of 638,750 shares of Convertible Preferred Stock, Series A (the "US Preferred") of the Company, for proceeds of $5,114,111.

In July and August 1995, the Company closed a private placement of 725,513 shares of Convertible Preferred Stock, Series
A (the "Canadian Preferred") of NaPro Canada, for proceeds of $5,959,060.

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

In January 1994 and May 1994, the Company granted to a former consultant and former employee warrants to purchase 33,333 and 16,667 shares, respectively, of the Company's Common Stock, at exercise prices of $1.125 and $.01 per share, respectively. The warrant to purchase 33,333 shares is exercisable immediately and expires in April 1997. The warrant to purchase 16,667 shares was exercised in conjunction with the IPO. As a result of these transactions the Company recognized $82,334 in expense. The expense was based on an estimated fair market value of the underlying stock of $2.40 per share, consistent with the value of the Bridge Financing described in Note 6. In August 1994, in conjunction with the IPO, 1,980 warrants were purchased by the IPO underwriters.

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

1994 LONG-TERM PERFORMANCE INCENTIVE PLAN

In May 1994, the Board of Directors adopted and in July 1994, the shareholders approved, the 1994 Long-Term Performance Incentive Plan (the "Incentive Plan"). An aggregate of 375,000 shares were authorized for issuance under the Incentive Plan, to be increased to 875,000 shares authorized, subject to stockholders' approval. The Incentive Plan provides for granting to employees and other key individuals who perform services for the Company ("Participants") the following types of incentive awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the Incentive Plan. In addition, each person who is not an employee of the Company or one of its subsidiaries and who is elected or re-elected as a director of the Company by the stockholders at any annual meeting of stockholders commencing with the 1994 annual meeting, and, if first elected or appointed other than at an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a nonqualified option to purchase 5,000 shares of Common Stock.

The following summarizes stock option activity and balances:

                                                      STOCK       EXERCISE
                                                     OPTIONS        PRICE
                                                     --------    -----------
Outstanding at December 31, 1992....................  159,467     $      .19
Granted.............................................   79,733            .75
Canceled............................................ (13,333)            .75
                                                     --------
Outstanding at December 31, 1993....................  225,867       .19--.75
Granted.............................................  144,934     2.40--6.00
Canceled............................................  (6,667)           2.40
                                                     --------
Outstanding at December 31, 1994....................  364,134      .19--6.00
Granted.............................................  241,792    6.25--11.75
Canceled............................................  (6,667)           2.40
Exercised........................................... (31,652)      .75--2.40
                                                     --------
Outstanding at December 31, 1995....................  567,607     .19--11.75
Granted (unaudited).................................   36,000   10.13--11.13
Canceled (unaudited)................................  (3,500)    6.00--10.13
Exercised (unaudited)...............................  (4,667)      .75--2.40
                                                     --------
Outstanding at March 31, 1996 (unaudited)...........  595,440     .19--11.75
                                                    =========

Exercisable shares at December 31, 1995 are 234,252. The above stock options not already exercisable vest over the next nine years.

8.     STRATEGIC ALLIANCES

The Company has entered into strategic alliances with two pharmaceutical companies, Faulding and IVAX, which the Company believes have the capabilities to obtain commercial approval for NBT Paclitaxel and establish NBT Paclitaxel as a major product in the market. These strategic partners will assume responsibility for funding the cost of all aspects of the required clinical and regulatory processes in their respective markets, procedures that would be too costly for the Company to undertake.

THE FAULDING AGREEMENT

In 1992, the Company entered into an initial 20-year exclusive agreement with Faulding, which was amended in June 1993, January 1994 and March 1995 (the "Faulding Agreement"), to develop and market paclitaxel in ten countries, including Australia, New Zealand, and much of Southeast Asia. The Faulding Agreement also grants Faulding the nonexclusive right to sell NBT Paclitaxel supplied by the Company in certain countries in the Middle East. Pursuant to the Faulding Agreement, Faulding paid the Company a $200,000 licensing fee and also provided the Company $1,100,000 of advances. The $1,100,000 of advances were subsequently converted into notes payable (see Note 3).

The Faulding Agreement provides that the Company shall supply all of Faulding's requirements for paclitaxel. The Company is paid a fixed sum for NBT Paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's original sales price for NBT Paclitaxel supplied for commercial use. In addition, pursuant to the original Faulding Agreement, the Company would have been obligated to pay Faulding a royalty of up to 4% on the first 100,000 grams of NBT Paclitaxel sold to third parties for commercial use. However, in 1994, the Company exercised its right to eliminate this royalty under the Faulding Agreement by paying Faulding $1,000,000 (see Notes 3 and 6).

THE IVAX AGREEMENT

In June 1993, the Company entered into an initial 20-year exclusive agreement with IVAX to develop and market paclitaxel in the United States, Europe, Japan and the rest of the world not covered by the Faulding Agreement, with the exception of the former Soviet Union countries, China, certain countries in the Middle East, and the Vatican, territories to which IVAX has nonexclusive rights. Simultaneously with entering into the IVAX Agreement, IVAX made a $3,000,000 equity investment in the Company for 19.8% of the Company's then outstanding Common Stock (see Note 6) and committed to give the Company an additional $1,400,000 in loans over the next three years for acquiring yew tree bark. The loan commitment terminated upon completion of the IPO.

The IVAX Agreement provides that the Company shall supply all of IVAX's requirements for paclitaxel. The Company is paid a fixed sum for NBT Paclitaxel supplied for noncommercial uses, and a manufacturing payment plus a percentage of IVAX's sales profit (as defined by the agreement) for NBT Paclitaxel sold for commercial uses.

THE PBI AGREEMENT

In March 1994, the Company entered into a ten-year initial-term contract with Pacific Biotechnologies, Inc. ("PBI"), a subsidiary of Pacific Regeneration Technologies, Inc., one of the largest reforestation companies in Canada (the "PBI Agreement"). Under the PBI Agreement, PBI is planting and maintaining a plantation of yew trees and bushes designed to provide the Company with a long-term renewable supply of TAXUS biomass. Pursuant to such agreement, the Company is obligated to pay PBI an annual fee equal to PBI's costs in performing its obligations under the agreement plus overhead and a specified profit.

The Company applied $1,500,000 of the net proceeds of the IPO to prepay in full, at a discount, all fees, interest thereon, and all other amounts accrued and which would accrue and be owed by the Company to PBI under the PBI Agreement through December 31, 1995. Amounts paid in excess of the amounts due totaled $268,720 on December 31, 1994 and were recorded on the balance sheet as prepaid expenses. No corresponding amounts are outstanding at December 31, 1995. In addition, the Company's obligation under the PBI Agreement to secure a $100,000 letter of credit in favor of PBI was eliminated. Until such time as plantation cultivation is developed and proven, expenditures under the PBI Agreement are being expended as research and development and are separately reported on the statement of operations.

9.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has executed noncancelable operating lease agreements for office, research and production facilities. As of December 31, 1995, future minimum lease payments under noncancelable operating lease agreements are as follows:

1996............................................................ $   495,102
1997............................................................     515,375
1998............................................................     498,857
1999............................................................     510,725
2000............................................................     438,543
                                                                ------------
Total...........................................................  $2,458,602
                                                                ============

Rent expense for the years ended December 31, 1993, 1994 and 1995 amounted to $215,138, $146,400 and $262,332, respectively.

UNCERTAINTY OVER THE SELLING PRICE UNDER THE FAULDING AGREEMENT

Under the Faulding Agreement (see Note 8), the Company is paid a fixed sum for NBT Paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's sales price for NBT Paclitaxel supplied for commercial use. The Company recognizes the corresponding revenue at the time of shipment of NBT Paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. Faulding's actual selling price, however, may differ from the amounts originally budgeted and indicated to the Company. Faulding has agreed to communicate to the Company the final amount of sales, and, average selling prices, and on or about April 30, 1996, an adjustment will be calculated, which may either increase or decrease the Company's revenue from sales of products to Faulding for 1995.