Form 10-Q
period 1996-06-30
NAPRO BIOTHERAPEUTICS INC
filed 1996-08-14
CIK 891504

                                   Form 10-Q
                                   ---------


                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996
                                                 -------------

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________to____________________


                       Commission File Number    0-24320
                                              ---------------

                          NAPRO BIOTHERAPEUTICS, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                              84-1187753
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization                                Identification No.)

           6304 Spine Road Unit A, Boulder, Colorado                   80301
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (zip code)

                                (303) 530-3891
   -------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO
                                        -----      -----

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Class                           Outstanding at August 12, 1996
             -----                           ------------------------------

Common Stock, $.0075 par value                                 12,025,405
Non-voting Common Stock, $.0075 par value                         395,000

TOTAL number of pages in document - 13
                                   ----
Exhibit Index located on page - 11
                               ----

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                 PAGE NO.
                                                                 --------
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheets as of June 30, 1996,
            and December 31, 1995                                    2

     Consolidated Statements of Operations for the
            three months and six months ended
            June 30, 1996 and 1995                                   4

     Consolidated Statements of Cash Flows for the
            six months ended June 30, 1996 and 1995                  5

     Notes to Consolidated Financial Statements                      6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS          7


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                     10

     ITEM 2.  CHANGES IN SECURITIES                                 10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   10

     ITEM 5.  OTHER INFORMATION                                     11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      11

SIGNATURES                                                          12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------


                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                              ----           ----
                                          (UNAUDITED)

Current assets:
     Cash and cash equivalents             $ 4,849,685    $ 7,133,390
     Securities held to maturity               260,883        667,000
     Accounts receivable                       975,100        325,814
     Inventory                               1,689,091      1,211,959
     Prepaid expenses, deposits and
      other                                    283,236        310,451
                                           -----------    -----------
Total current assets                         8,057,995      9,648,614


Property and equipment, net                  3,150,796      1,782,164
Restricted cash                                406,117        123,750
Receivables from related parties                18,487         18,487
Other assets                                   503,300        380,335
                                           -----------    -----------
Total assets                               $12,136,695    $11,953,350
                                           ===========    ===========

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                            June 30,     December 31,
                                              1996           1995
                                              ----           ----
                                           (unaudited)


Current liabilities:
     Accounts payable                     $    953,371   $    662,726
     Payroll and payroll taxes                 190,540        338,032
     Capital lease obligations-- current        98,762        105,454
     Notes payable -- current portion           35,096         38,801
     Deferred revenue                           15,431         51,431
                                          ------------   ------------
Total current liabilities                    1,293,200      1,196,444

Capital lease obligations-- long term          541,269        298,811
Notes payable -- long term                   1,166,667      1,150,000
Compensation due to officers and directors     169,358        169,358
                                          ------------   ------------
Total long-term liabilities                  1,877,294      1,618,169
                                          ------------   ------------
Total liabilities                            3,170,494      2,814,613

Minority Interest                            3,715,139      3,715,139
Stockholders' equity
 Series A preferred stock, $0.001
 par value:
   2,000,000 shares authorized
   -- 125,000 shares issued in 1996
   (unaudited) and 1995 (preference in
   liquidation $1,000,000)                         125            125
 Non-voting common stock,convertible
   on disposition into 400,000 shares of
   Common Stock, $.0075 par value;
   1,000,000 shares authorized;
   400,000 issued and outstanding                3,000          3,000
 Common stock, $.0075 par value:
   19,000,000 authorized
   10,180,405 shares issued in 1996
   (unaudited),
   8,525,265 issued in 1995                     76,353         63,939
 Additional paid-in capital                 29,840,345     26,675,099
 Unearned compensation                              --         (9,426)
 Notes receivable from stockholders           (956,221)      (924,789)
 Deficit                                   (22,027,993)   (18,699,803)
 Treasury stock -- 144,288 in 1996
      (unaudited) and 1995                  (1,684,547)    (1,684,547)
                                           -----------    -----------
Total stockholders' equity                   5,251,062      5,423,598
                                           -----------    -----------
Total liabilities and stockholders'
 equity                                   $ 12,136,695   $ 11,953,350
                                           ============   ============


                            See accompanying notes

                 NAPRO BIOTHERAPEUTICS, INC, AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)

                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                             JUNE 30,                            JUNE 30,
                                        ---------------                       -------------
                                           1996               1995           1996          1995
Revenues:
     Sales                              $   770,400      $1,090,969   $ 1,461,230   $ 2,239,150
     Other                                       --              --            --           708
                                        -----------      ----------   -----------   -----------
                                            770,400       1,090,969     1,461,230     2,239,858

Expenses:
     Research, development and cost
        of products sold                  1,403,784       1,097,585     3,189,921     2,440,974
     General and administrative             958,505         588,740     1,662,018     1,039,543
                                        -----------      ----------   -----------   -----------
                                          2,362,289       1,686,325     4,851,939     3,480,517
                                        -----------      ----------   -----------   -----------
Operating loss                           (1,591,889)       (595,356)   (3,390,709)   (1,240,659)

Other income(expense):
     Interest income                        106,014          45,121       206,149        93,541
     Interest and other expense             (82,577)        (40,060)     (143,630)      (80,121)
                                        -----------      ----------   -----------   -----------
Net loss                                $(1,568,452)     $ (590,295)  $(3,328,190)  $(1,227,239)
                                        ===========      ==========   ===========   ===========
Loss per common share                        $(0.18)         $(0.08)       $(0.39)       $(0.16)
                                        ===========      ==========   ===========   ===========
Weighted average shares outstanding       8,594,156       7,716,998     8,592,501     7,715,211
                                        ===========      ==========   ===========   ===========

                            See accompanying notes.

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)

                                            SIX MONTHS ENDED JUNE 30,
                                     ----------------------------------------
                                              1996           1995
                                           ----------     ----------
Operating activities
Net loss                                   $(3,328,190)   $(1,227,239)
Adjustments to reconcile net loss to
 net cash used by operating activities:
          Depreciation and amortization        291,072         97,440
          Compensation for common stock
           and options                           9,426         10,672
          Loss on disposal of property
           and equipment                        15,249         43,362
          Changes in operating assets and
           liabilities:
               Accounts receivable            (649,286)      (557,897)
               Inventory                      (477,132)       625,402
               Prepaid expenses,
                deposits and other
                assets                        (112,693)       218,737
               Accounts payable                290,646        254,128
               Accrued liabilities            (178,925)        26,253
               Deferred revenues               (36,000)      (300,000)
                                            ----------      ---------
Net cash used by operating activities       (4,175,833)      (809,142)

Investing activities
     Transfer of restricted cash               123,750             --
     Additions to property and equipment    (1,641,343)      (532,995)
     Proceeds from sale of short-term
      investments                                   --        503,450
                                            ----------      ---------
Net cash used by investing activities       (1,517,593)       (29,545)
Financing activities
     Proceeds from notes payable               407,086        664,608
     Repayments of notes payable              (175,026)      (108,369)
     Proceeds from sale of common
      stock, and exercise of common
         stock warrants, net of
         offering costs                      3,177,661         10,000
                                            ----------      ---------
Net cash provided by financing
 activities                                  3,409,721        566,239
                                            ----------      ---------
Net decrease in cash and
 cash equivalents                           (2,283,705)      (272,448)
Cash and cash equivalents at beginning
 of period                                   7,133,390        892,146
                                            ----------      ---------
Cash and cash equivalents at end of
 period                                    $ 4,849,685    $   619,698
                                            ==========      =========

                            See accompanying notes.

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


2.   Inventories                                       June 30,  December 31,
                                                         1996       1995
                                                         ----       ----

     Raw materials                                   $  442,662    $  286,617
     Work-in-process                                    382,004       432,898
     Finished goods                                     864,425       492,444
                                                     ----------  ------------
                                                     $1,689,091    $1,211,959
                                                     ==========  ============

3.   Cash Flow Supplemental Disclosures
                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        1996         1995
                                                        ----         ----
     Interest paid                                   $  69,657     $   20,760
     Deferred revenue converted into long-term debt         --        300,000


4.   Common Stock

     In June 1996, the Company completed the call of 2,070,000 redeemable public warrants issued in connection with its August 1994 intial public offering. 630,620 warrants were exercised for cash resulting in $3,073,100 net proceeds to the Company and the issuance of 630,620 shares of common stock. Additionally, 1,438,720 warrants were exercised in a cash-less exchange of .70 shares of common stock per warrant, resulting in the issuance of 1,007,102 shares of common stock. In August 1996, the Company closed a public offering of 1,790,000 shares of its common stock, including 190,000 shares issued to cover over-allotments, which resulted in net proceeds of approximately $14.1 million to the Company.

5.  Faulding Agreement

     Under the Faulding Agreement the Company is paid a fixed sum for NBT Paclitaxel supplied for noncommercial users, and a fixed percentage of Faulding's sales price for NBT Paclitaxel supplied to commercial use. The Company recognizes the corresponding revenue at the time of shipment, based upon the intended use indicated by Faulding on its purchase orders. Faulding's actual selling price, however, may differ from the amounts originally budgeted and indicated to the Company. The Company has received Faulding's reconciliation of product used during 1995, and has concluded its reserve for any pricing adjustments is adequate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provide information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Background
- ----------

       Through December 31, 1995, the Company was in the development stage and had devoted the majority of its efforts to the development and implementation of its proprietary extraction, isolation and purification ("EIPTM") technology for producing paclitaxel (referred to in some scientific and medical literature as "taxol")/1/. Although the majority of the Company's production of paclitaxel continues to be limited to pilot scale production largely for use in clinical trials and for research and development purposes, NaPro's strategic marketing and development partner in Australia, F.H. Faulding & Co., Ltd. ("Faulding"), received approval to market and began commercial sales of its formulation of the Company's paclitaxel in January 1995. The Company anticipates its operating losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.

Results of Operations
- ---------------------

Three months ended June 30, 1996 compared to the three months ended June 30,
1995

     Revenues for the three months ended June 30, 1996 were $770,000, representing a decrease of $321,000 from the three months ended June 30, 1995. The decrease related primarily to the timing of product shipments. Shipments to Faulding and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation ("IVAX"), may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company. This quarter to quarter variability will continue until stable commercial demand has been established for the product in one of the Company's major markets. The Company has received Faulding's reconciliation of product used, and has adequately reserved for any price adjustment.

       Research and development and cost of products sold expenses for the three months ended June 30, 1996 were $1,404,000, representing an increase of $306,000 from the three months ended June 30, 1995. The increase resulted from an increase in the level of process development and research expenses as well as higher production costs. The cost to produce paclitaxel, much of which is being used for clinical research by the Company's strategic marketing and development partners, is being expensed as process development until the process to be used to extract the product has been more firmly established.

     General and administrative expenses for the three months ended June 30, 1996 were $959,000, an increase of $370,000 from the three months ended June 30, 1995. The increase is primarily attributable to an increase in facility costs and an increase in administrative and support staff.

     Interest income for the three months ended June 30, 1996 was $106,000, representing an increase

__________________

/1/TAXOL(R) is a registered trademark of Bristol-Myers Squibb Company for an anti-cancer pharmaceutical preparation containing paclitaxel.

of $61,000 from the three months ended June 30, 1995. The increase is attributable to increased cash balances associated with the completion of the Company's private placements in August 1995. (See Liquidity and Capital Resources).

     Interest and other expense for the three months ended June 30, 1996 were $83,000, representing a increase of $43,000 from the three months ended June 30, 1995. The increase is attributable to interest on increased borrowings on the equipment lease line.

Six months ended June 30, 1996 compared to the six months ended June 30, 1995

     Revenues for the six months ended June 30, 1996 were $1,461,000, representing a decrease of $779,000 from the six months ended June 30, 1995.
The decrease related primarily to the timing of product shipments. Shipments to Faulding and IVAX may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company. This quarter to quarter variability will continue until stable commercial demand has been established for the product in one of the Company's major markets. The Company has received Faulding's reconciliation of product used during 1995 and has adequately reserved for any price adjustment.

     Research and development and cost of products sold expenses for the six months ended June 30, 1996 were $3,190,000, representing an increase of $749,000 from the six months ended June 30, 1995. The increase resulted from an increase in the level of process development and research expenses as well as higher production costs. The cost to produce paclitaxel, much of which is being used for clinical research by the Company's strategic marketing and development partners, is being expensed as process development until the process to be used to extract the product has been more firmly established.

     General and administrative expenses for the six months ended June 30, 1996 were $1,662,000, an increase of $622,000 from the six months ended June 30, 1995. The increase is primarily attributable to an increase in facility costs and an increase in administrative and support staff.

     Interest income for the six months ended June 30, 1996 was $206,000, representing an increase of $113,000 from the six months ended June 30, 1995. The increase is attributable to increased cash balances associated with the completion of the Company's private placements in August 1995. (See Liquidity and Capital Resources).

     Interest and other expense for the six months ended June 30, 1996 were $144,000, representing a increase of $64,000 from the six months ended June 30, 1995. The increase is attributable to interest on increased borrowings on the equipment lease line.

Liquidity and Capital Resources
- -------------------------------

     The Company's capital requirements have been and will continue to be significant. At June 30, 1996, the Company had working capital of $6,765,000. This compared to a working capital balance of $1,530,000 as of June 30, 1995. To date the Company has been dependent primary on net proceeds of its IPO of approximately $7.4 million, on private placements of its equity securities aggregating approximately $18.9 million (including proceeds of approximately $10.2 million during 1995), on the June 1996 call of warrants aggregating approximately $3.1 million, and on loans and advances from its stockholders and strategic business partners to fund its capital requirements. In August 1996, the Company closed a public offering of 1,790,000 shares of its common stock with net proceeds to the Company of approximately $14.1 million. This amount includes 190,000 shares sold to cover over-allotments.

     The balance of cash and cash equivalents was $4,850,000 at June 30, 1996. During the first half of 1996, cash provided by financing activities totaled $3,410,000, while the cash used by operating and investing activities totaled $4,176,00 and $1,518,000, respectively. In addition, the Company had short term investments available of

$261,000.

     The Company expended $1.6 million for capital projects during the first half of 1996, which included the capitalization of $783,000 of plantation costs. During the remainder of 1996, the Company expects to invest $3.0 million to $4.0 million in plant and equipment, primarily to expand its plantation and upgrade its current domestic and foreign manufacturing capabilities, as well as to begin construction of a new large-scale commercial EIPTM manufacturing facility which is expected to be completed in 1997.

     The Company anticipates that its existing capital resources, with the $14,116,000 in net proceeds from the August 1996 public offering including the interest earned thereon, will be adequate to fund operations and capital expenditures until commercial approval of the product is obtained, in the first quarter of 1998 . If the company is not generating sufficient operating revenues from the sale of NBT Paclitaxel by the end of the first quarter of 1998, the Company will need to seek additional financing, of which there can be no assurance due to numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other strategic partnerships, the establishment of additional strategic relationships and the cost of manufacturing scale-up. In the event of any unanticipated future capital requirements, the Company may seek to raise additional capital. The Company may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to the Company.

                           PART II-OTHER INFORMATION

1    Legal Proceedings:
     -----------------

         None.

2    Changes in Securities
     ---------------------

         None

3    Defaults upon Senior Securities
     -------------------------------

         None

4    Submission of Matters to a Vote of Security Holders
     ---------------------------------------------------

     The annual meeting of shareholders was held on July 30, 1996. At this meeting, 4,587,277 shares of the Company's voting Common Stock were present in person or by proxy. This represented 53.8% of the Company's outstanding shares. The following matters were submitted to a vote:

     Election of Directors:
     ----------------------

     The following persons were elected to serve as Directors. Class I directors will serve until the 1997 annual meeting of shareholders; Class II directors will serve until the 1998 annual meeting of shareholders; and Class III directors will serve until the 1999 annual meeting of directors.

         Class I Directors
               Leonard P. Shaykin
               Philip Frost, M.D.
               Arthur H. Hayes, Jr., M.D.
         Class II Directors
               E. Garrett Bewkes, Jr.
               Vaughn D. Bryson
               Patricia A. Pilia, Ph.D.
         Class III Directors
               Sterling K. Ainsworth, Ph.D.
               Mark B. Hacken
               Richard C. Pfenniger, Jr.

     4,574,677  shares were voted to elect all of these directors.  12,600
     shares withheld their vote from   all of these directors.

     Ratification of Amendments to the Company's Amended and Restated
     ----------------------------------------------------------------
     Certificate of Incorporation:
     -----------------------------
     The shareholders voted on proposed amendments to the Company's Amended and Restated Certificate of Incorporation to:
         (a) classify the Board of Directors into three classes;
         (b) provide that directors may be removed only for cause and only with the approval of the holders of at least of 80% of the voting power of the Company; and
         (c) require concurrence of the holders of at least 80% of the voting power of the Company to alter, amend or repeal, or to adopt any provision inconsistent with the foregoing amendments.

     These amendments were ratified by a vote of 4,435,475 for and 143,902 against, with 7,900 abstaining.

       Ratification of Amendments to the Company's 1994 Long-Term Performance
       ----------------------------------------------------------------------
       Incentive Plan:
       ---------------
     The shareholders voted on proposed amendments to the Company's 1994 Long-
     Term Performance   Incentive Plan (the "1994 Plan") to:

         (a) increase the maximum number of shares of Common Stock issuable as awards under the Plan from 375,000 to 875,000 (of which 180,000 shares will be reserved for issuance to non-employee directors under the formula provisions of the 1994 Plan);

         (b) provide that the maximum number of underlying shares of Common Stock that any participant may be granted under awards under the 1994 Plan in any one taxable year will be 200,000 shares;

         (c) increase the number of shares of Common Stock underlying automatic grants of non-qualified stock options to non-employee directors from 5,000 to 10,000 shares;

         (d) provide for automatic grants of non-qualified stock options to purchase 10,000 shares of Common Stock to each director who serves as chairman of the Audit, Compensation and Strategic Planning committees of the Board of Directors;

         (e) provide for a period of 90 days following termination of an employee's relationship with the Company, or for a period of three years in the case of a resignation or removal of a non-employee director, during which vested stock options granted under the 1994 Plan will remain exercisable, unless an employee or a non-employee director, as the case may be, is terminated or removed for cause; and

         (f) provide that plan participants who resume employment or performance of services for the Company after termination by reason of disability may exercise unvested stock options in accordance with a revised vesting schedule and that the expiration date of such stock options (other than incentive stock options) be automatically extended by the length of time such participant remained terminated by reason of disability.

     These amendments to the 1994 Plan were ratified by a vote of 4,435,575 for and 146,202 against, with 5,500 abstaining.

     Ratification of Accountants:
     ----------------------------
     The selection of Ernst & Young LLP as the Company's Auditors was ratified by a vote of 4,458,877 for and 2,200 against, with 1,200 abstaining

5    Other Information
     -----------------

         In August 1996, the Company closed a public offering of its common stock with net proceeds to the Company of approximately $14.1 million. The offering consisted of 1,600,000 shares of Common Stock of NaPro BioTherapeutics, Inc. The Company had granted the underwriters a 30 day option to purchase up to 240,000 additional shares of common stock to cover over-allotments. This over-allotment option included 50,000 shares from selling shareholders. This option was exercised in full on on August 9, 1996.

6    Exhibits and Reports on Form 8-K
     --------------------------------

         There are no Reports on Form 8-K

                          NAPRO BIOTHERAPEUTICS, INC.
                          ---------------------------

                                 JUNE 30, 1996
                                 -------------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                   NAPRO BIOTHERAPEUTICS, INC.



DATE:             , 1996      By:  /s/ Sterling K. Ainsworth
       -----------------           ---------------------------------------------

                                   Sterling K. Ainsworth
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



DATE:             , 1996      By:  /s/ Gordon Link
       -----------------           ---------------------------------------------

                                   Gordon Link
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

                          NAPRO BIOTHERAPEUTICS, INC.
                          ---------------------------

                                 June 30, 1996
                                 -------------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                              NAPRO BIOTHERAPEUTICS, INC.



DATE:             , 1996      By: _______________________________________
       ---------------
                                  Sterling K. Ainsworth
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



DATE:             , 1996      By: _______________________________________
       -----------------
                                  Gordon Link
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)