Form 10-Q
period 1996-09-30
NAPRO BIOTHERAPEUTICS INC
filed 1996-11-13
CIK 891504

                                   Form 10-Q
                                   ---------


                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________to____________________


                       Commission File Number    0-24320
                                              ---------------


                          NAPRO BIOTHERAPEUTICS, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                         84-1187753
---------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization                          Identification No.)

           6304 Spine Road Unit A, Boulder, Colorado                 80301
---------------------------------------------------------------------------
(Address of principal executive offices)                (zip code)

                                (303) 530-3891
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO _____
                                        -----

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                               Outstanding at November 11, 1996
            -----                               --------------------------------
Common Stock, $.0075 par value                             11,982,072
Non-voting Common Stock, $.0075 par value                     395,000

TOTAL number of pages in document - 14
                                   ----
Exhibit Index located on page - 12
                                ---

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                               PAGE NO.
                                                               --------
PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

     Consolidated Balance Sheets as of September 30,
          1996, and December 31, 1995                                 2

     Consolidated Statements of Operations for the
          three months and nine months ended
          September 30, 1996 and 1995                                 4

     Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1996 and 1995               5

     Notes to Consolidated Financial Statements                       6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                      11

     ITEM 2.  CHANGES IN SECURITIES                                  11

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        11

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    11

     ITEM 5.  OTHER INFORMATION                                      12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       12

SIGNATURES                                                           13

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                       SEPTEMBER 30,   DECEMBER 31,
                                           1996           1995
                                           ----           ----
                                       (UNAUDITED)

Current assets:
     Cash and cash equivalents          $10,875,855    $ 7,133,390
     Securities available for sale        2,391,552             --
     Securities held to maturity          3,800,924        667,000
     Accounts receivable                    732,660        325,814
     Inventory                            1,914,426      1,211,959
     Prepaid expenses and other             630,423        310,451
                                        -----------    -----------
Total current assets                     20,345,840      9,648,614


Property and equipment, net               4,537,664      1,782,164
Restricted cash                             406,117        123,750
Receivables from related parties             18,487         18,487
Other assets                                360,001        380,335
                                        -----------    -----------
Total assets                            $25,668,109    $11,953,350
                                        ===========    ===========



                            See accompanying notes

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                          September 30,   December 31,
                                               1996           1995
                                               ----           ----
                                           (unaudited)


Current liabilities:
     Accounts payable                      $  1,007,649   $    662,726
     Payroll and payroll taxes                  464,356        338,032
     Capital lease obligations-- current        133,823        105,454
     Notes payable -- current portion         1,297,434         38,801
     Deferred revenue                            15,431         51,431
                                           ------------   ------------
Total current liabilities                     2,918,693      1,196,444

Capital lease obligations-- long term           888,413        298,811
Notes payable -- long term                       11,294      1,150,000
Compensation due to officers and
 directors                                       65,854        169,358
                                           ------------   ------------
Total long-term liabilities                     965,561      1,618,169
                                           ------------   ------------

Total liabilities                             3,884,254      2,814,613

Minority Interest                             3,715,139      3,715,139
Stockholders' equity
     Series A preferred stock, $0.001
      par value:
          2,000,000 shares authorized
          shares -- 125,000 shares
          issued in 1996 (unaudited)
          and 1995 (preference in
          liquidation $1,000,000)                   125            125
     Non-voting common stock, convertible
      on disposition into 395,000 shares
          of voting common stock, $.0075
          par value: 1,000,000 shares
          authorized; 395,000 issued in
          1996 (unaudited) and 400,000
          issued in 1995                          2,962          3,000
     Common stock, $.0075 par value:
          19,000,000 authorized
          11,982,072 shares issued in
          1996 (unaudited),
          8,525,265 issued in 1995               89,864         63,939
     Additional paid-in capital              43,794,968     26,675,099
     Unearned compensation                           --         (9,426)
     Notes receivable from stockholders        (970,793)      (924,789)
     Deficit                                (23,163,863)   (18,699,803)
     Treasury stock -- 144,288 in 1996
      (unaudited) and 1995                   (1,684,547)    (1,684,547)
                                           ------------   ------------
Total stockholders' equity                   18,068,716      5,423,598
                                           ------------   ------------
Total liabilities and stockholders'
 equity                                    $ 25,668,109   $ 11,953,350
                                           ============   ============



                            See accompanying notes

                  NAPRO BIOTHERAPEUTICS, INC, AND SUBSIDIARIES
                  --------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                             -------------                  -------------
                                               1996            1995            1996            1995
                                               ----            ----            ----            ----
Revenues:
     Sales                              $ 1,481,680     $    56,462     $ 2,942,910     $ 2,295,611
     Other                                       --              --              --             708
                                        -----------     -----------     -----------     -----------
                                          1,481,680          56,462       2,942,910       2,296,319

Expenses:
     Research, development and cost
        of products sold                  1,875,278         751,972       5,065,199       3,192,946
     General and administrative             862,854         429,674       2,524,872       1,469,217
                                        -----------     -----------     -----------     -----------
                                          2,738,132       1,181,646       7,590,071       4,662,163
                                        -----------     -----------     -----------     -----------

Operating loss                           (1,256,452)     (1,125,184)     (4,647,161)     (2,365,844)

Other income(expense):
     Interest income                        203,952         118,959         410,101         212,500
     Interest and other expense             (83,370)        (35,800)       (227,001)       (115,920)
                                        -----------     -----------     -----------     -----------

Net loss                                $(1,135,870)    $(1,042,025)    $(4,464,061)    $(2,269,264)
                                        ===========     ===========     ===========     ===========

Loss per common share                        $(0.10)         $(0.13)         $(0.47)         $(0.29)
                                        ===========     ===========     ===========     ===========

Weighted average shares outstanding      11,269,753       7,994,287       9,491,432       7,808,279
                                        ===========     ===========     ===========     ===========

                            See accompanying notes.

                  NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                    CONSOLIDATED   STATEMENTS OF CASH FLOWS
                    -------------  ------------------------
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------------
                                                                           1996                1995
                                                                         --------            --------
Operating activities
Net loss                                                                $(4,464,061)        $(2,269,264)
Adjustments to reconcile net loss to net cash
     used by operating activities:
          Depreciation and amortization                                     437,190             191,717
          Compensation for common stock and options                           9,426              18,189
          Loss on disposal of property and equipment                         15,249              43,061
          Changes in operating assets and liabilities:
               Accounts receivable                                         (406,846)            121,867
               Inventory                                                   (702,468)            167,559
               Prepaid expenses, deposits and other assets                 (316,580)            520,954
               Accounts payable                                             344,922             202,524
               Accrued payroll and other liabilities                        (23,185)            (33,546)
               Deferred revenues                                            (36,000)           (300,000)
                                                                        ------------        ------------
Net cash used by operating activities                                    (5,142,353)         (1,336,939)

Investing activities
     Transfer of restricted cash                                            123,750                  --
     Additions to property and equipment                                 (3,167,420)         (1,091,450)
     Purchase of securities available for sale                           (2,396,456)                 --
     Purchase of securities held to maturity                             (3,700,713)         (1,490,400)
     Proceeds from sale/maturity of securities                              167,000             503,450
                                                                        ------------        ------------
Net cash used by investing activities                                    (8,973,839)         (2,078,400)

Financing activities
     Proceeds from notes payable and capital leases                       1,074,627             664,608
     Repayments of notes payable and capital leases                        (361,728)           (187,768)
     Proceeds from sale of preferredstock, net of offering costs                 --          10,250,520
     Proceeds from sale of common stock, and exercise of common
         stock warrants, net of offering costs                           17,145,758              48,900
                                                                        ------------        ------------
Net cash provided by financing activities                                17,858,657          10,776,260
                                                                        ------------        ------------

Net increase in cash and cash equivalents                                 3,742,465           7,360,921
Cash and cash equivalents at beginning of period                          7,133,390             892,146
                                                                        ------------        ------------

Cash and cash equivalents at end of period                              $10,875,855         $ 8,253,067
                                                                        ============        ============

                            See accompanying notes.

                 NAPRO BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
                 --------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the NaPro BioTherapeutics, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995.

     Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and in its Prospectus filed on Form S-1 dated August 1, 1996. These forward-looking statements represent the Company's judgement as of the date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

2.   Inventories                                     September 30,          December 31,
                                                             1996                  1995
                                                             ----                  ----
     Raw materials                                      $  551,436            $  286,617
     Work-in-process                                            --               432,898
     Finished goods                                      1,362,990               492,444
                                                        ----------            ----------
                                                        $1,914,426            $1,211,959
                                                        ==========            ==========
3.   Cash Flow Supplemental Disclosures

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                             1996                  1995
                                                             ----                  ----
     Interest paid                                      $  144,133            $  114,670
     Deferred revenue converted into long-term debt             --               300,000

4.   Common Stock

     In June 1996, the Company completed the call of 2,070,000 redeemable public warrants issued in connection with its August 1994 intial public offering. 630,620 warrants were exercised for cash resulting in $3,073,100 net proceeds to the Company and the issuance of 630,620 shares of common stock. Additionally 1,438,720 warrants were exercised in a cash-less exchange of .70 shares of common stock per warrant, resulting in the issuance of 1,007,102 shares of common stock. In August 1996, the Company closed a public offering of 1,790,000 shares of its common stock, including 190,000 shares issued to cover over-allotments, which resulted in net proceeds of approximately $13.9 million to the Company.

5.   Faulding Agreement

     Under the agreement with F.H.Faulding & Co., Ltd. ("Faulding") the Company is paid a fixed sum for NBT Paclitaxel supplied for noncommercial users, and a fixed percentage of Faulding's sales price for NBT Paclitaxel supplied for commercial use. The Company recognizes the corresponding revenue at the time of shipment, based upon the intended use indicated by Faulding on its purchase orders. Faulding's actual selling price, however, may differ from the amounts originally budgeted and indicated to the Company. The Company has received Faulding's reconciliation of product used during 1995, and has concluded its reserve for pricing adjustments was adequate.

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

     Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and in its Prospectus filed on Form S-1 dated August 1, 1996. These forward-looking statements represent the Company's judgement as of the date of this Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Background
----------

     Through December 31, 1995, the Company was in the development stage and had devoted the majority of its efforts to the development and implementation of its proprietary extraction, isolation and purification ("EIP/TM/") technology for producing paclitaxel (referred to in some scientific and medical literature as "taxol")/1/. Although the majority of the Company's production of paclitaxel had been limited to pilot scale production largely for use in clinical trials and for research and development purposes, NaPro's strategic marketing and development partner in Australia, Faulding, received approval to market and began commercial sales of its formulation of the Company's paclitaxel in January 1995. These commercial sales represented less than 50% of total 1996 sales. The Company anticipates its operating losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.

Results of Operations
---------------------

Three months ended September 30, 1996 compared to the three months ended September 30, 1995

     Revenues for the three months ended September 30, 1996 were $1,482,000, representing an increase of $1,425,000 from the three months ended September 30, 1995. The increase related primarily to the timing of product shipments. Shipments to Faulding and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation ("IVAX"), may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company and changes in approved markets. This quarter to quarter variability will continue until stable commercial demand has been established for the product in one of the Company's major markets.

     Research and development and cost of products sold expenses for the three months ended September 30, 1996 were $1,875,000, representing an increase of $1,123,000 from the three months ended September 30, 1995. The increase resulted from an increase in the level of process development and research expenses as well as higher production costs. Because the majority of paclitaxel sales are to the Company's strategic marketing and development partners for research use, the cost of product sold is expensed as process development.

______________________

     /1/TAXOL(R) is a registered trademark of Bristol-Myers Squibb Company for an anti-cancer pharmaceutical preparation containing paclitaxel.

     General and administrative expenses for the three months ended September 30, 1996 were $863,000, an increase of $433,000 from the three months ended September 30, 1995. The increase is primarily attributable to an increase in facility costs and an increase in administrative and support staff.

     Interest income for the three months ended September 30, 1996 was $204,000, representing an increase of $85,000 from the three months ended September 30, 1995. The increase is attributable to increased cash balances associated with the completion of the Company's offering of common stock in August 1996 and its warrant call completed in June 1996 . (See Liquidity and Capital Resources)

     Interest and other expense for the three months ended September 30, 1996 was $83,000, representing a increase of $47,000 from the three months ended September 30, 1995. The increase is attributable to interest on increased borrowings on the equipment lease line and note payable to Faulding. (See Liquidity and Capital Resources)

Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

     Revenues for the nine months ended September 30, 1996 were $2,943,000, representing an increase of $647,000 from the nine months ended September 30, 1995. The increase related primarily to the timing of product shipments. Shipments to Faulding and IVAX may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company and changes in approved markets. This quarter to quarter variability will continue until stable commercial demand has been established for the product in one of the Company's major markets.

     Research and development and cost of products sold expenses for the nine months ended September 30, 1996 were $5,065,000, representing an increase of $1,872,000 from the nine months ended September 30, 1995. The increase resulted from an increase in the level of process development and research expenses as well as higher production costs. Because the majority of paclitaxel sales are to the Company's strategic marketing and development partners for research use, the cost of product sold is expensed as process development.

     General and administrative expenses for the nine months ended September 30, 1996 were $2,525,000, an increase of $1,056,000 from the nine months ended September 30, 1995. The increase is primarily attributable to an increase in facility costs and an increase in administrative and support staff.

     Interest income for the nine months ended September 30, 1996 was $410,000, representing an increase of $198,000 from the nine months ended September 30, 1995. The increase is attributable to increased cash balances associated with the completion of the Company's offering of common stock in August 1996 and its warrant call completed in June 1996. (See Liquidity and Capital Resources)

     Interest and other expense for the nine months ended September 30, 1996 was $227,000, representing a increase of $111,000 from the nine months ended September 30, 1995. The increase is attributable to interest on increased borrowings on the equipment lease line and note payable to Faulding. (See Liquidity and Capital Resources)

Liquidity and Capital Resources
-------------------------------

     The Company's capital requirements have been and will continue to be significant. At September 30, 1996, the Company had working capital of $17,427,000. This compared to a working capital balance of $8,452,000 as of December 31, 1995. To date the Company has been dependent primarily on net proceeds of its IPO of approximately $7.4 million, on private placements of its equity securities aggregating approximately $18.9 million (including proceeds of approximately $10.2 million during 1995), on the June 1996 call of warrants aggregating approximately $3.1 million, on the August 1996 public offering of approximately $13.9 million to fund its capital requirements, and on approximately $0.6 million from other sources.

     Cash and cash equivalents totaled $10,876,000 at September 30, 1996. During the first nine months of 1996, cash provided by financing activities totaled $17,859,000, while the cash used by operating and investing activities totaled $5,142,000 and $8,974,000, respectively. In addition, the Company had securities held to maturity available of $3,801,000, with maturity dates ranging from November 1996 to June 1997 and securities available for sale of $2,392,000, with maturities dates ranging from December 1997 to May 1998.

     The Company expended $3,167,000 for capital projects during the first nine months of 1996, which included the capitalization of $1,757,000 of plantation costs. Purchase orders for $1,226,000 have been issued in October 1996 to various nurseries for additional trees. The Company has begun construction of a new large-scale commercial manufacturing facility which is expected to be completed in 1997. The costs for the construction and related equipment are estimated at $9.0 million, some of which may be financed through a capital lease line.

     In December 1995, the Company secured a $1.5 million line of credit for the sale/leaseback of lab and office equipment. On October 15, 1996, the final drawdown on the lease line was completed, with total borrowings of $1,499,000. Payments on this lease line will be completed in December 1999. The Company also pays interest to Faulding for the conversion of $1.1 million in advances to a $1.2 million loan due June 1997. The current amount subject to interest (which is set on March 31of each year) is $1.0 million at 9%.

     The Company anticipates that its existing capital resources, including interest earned thereon, will be adequate to fund operations and capital expenditures until commercial approval of the product is obtained in a major market. If the Company is not generating sufficient operating revenues from the sale of NBT Paclitaxel by the end of the first half of 1998, the Company will need to seek additional financing, of which there can be no assurance due to numerous factors, including, but not limited to, the progress of the Company's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other strategic partnerships, the establishment of additional strategic relationships and the cost of manufacturing scale-up. In the event of any unanticipated future capital requirements, the Company may seek to raise additional capital. The Company may seek additional long-term financing should such financing become available on terms acceptable to the Company.

                           PART II-OTHER INFORMATION

1    Legal Proceedings
     -----------------

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

     Ratification of Amendments to the Company's 1994 Long-Term Performance
     ----------------------------------------------------------------------
     Incentive Plan:
     ---------------
     The shareholders voted on proposed amendments to the Company's 1994 Long-Term Performance Incentive Plan (the "1994 Plan") to:

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

     Ratification of Accountants:
     ----------------------------
     The selection of Ernst & Young, LLP as the Company's Auditors was ratified
     by a vote of 4,458,877   for and 2,200 against, with 1,200 abstaining

5    Other Information
     -----------------

          None

6    Exhibits and Reports on Form 8-K
     --------------------------------

          There are no Reports on Form 8-K

                          NAPRO BIOTHERAPEUTICS, INC.
                          ---------------------------

                              SEPTEMBER 30, 1996
                              ------------------


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NAPRO BIOTHERAPEUTICS, INC.



DATE:         , 1996          By:  /s/ Sterling K. Ainsworth
       -------------               --------------------------------------------

                                   Sterling K. Ainsworth
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



DATE:         , 1996          By:  /s/ Gordon Link
       -------------               --------------------------------------------

                                   Gordon Link
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)