Form 10-K
period 1996-12-31
NAPRO BIOTHERAPEUTICS INC
filed 1997-03-31
CIK 891504

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
(Mark One)
    X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Year Ended December 31, 1996, or:
         Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period from    to

                        Commission File Number 0-24320

                          NaPRO BIOTHERAPEUTICS, INC.

Incorporated in Delaware                                  IRS ID No.  84-1187753
                            6304 Spine Road, Unit A
                            Boulder, Colorado 80301
                                 (303) 530-3891

Securities registered pursuant to Section 12(b) of the Act:  none
Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.0075 par value; Preferred Stock Purchase Rights

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
          ----------

The aggregate market value of the voting stock held by non-affiliates of the registrant was $93,507,156 as of March 21, 1997.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 1997:

Common Stock                     11,767,251
Nonvoting  Common Stock             595,000

Incorporated by reference in Part III of this report is the information contained in the NaPro Proxy Statement for the 1997 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 1996.

                                    Part I

                              Item 1.   Business


General

NaPro BioTherapeutics, Inc. ("NaPro" or "the Company") is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees. The Company's paclitaxel is referred to herein as "NBT Paclitaxel."

The market for paclitaxel is dominated by Bristol-Myers Squibb Company
("BMS"). BMS has publicly announced that worldwide sales of their formulation of paclitaxel were approximately $580 million in 1995 and $813 million in 1996. BMS's paclitaxel is the only United States Food and Drug Administration ("FDA") approved formulation of paclitaxel, which approval is for the treatment of refractory (non-responsive) breast and ovarian cancers. NaPro believes that by combining its proprietary extraction, isolation and purification ("EIP/TM") manufacturing technology, the renewable sources of Taxus biomass being developed by NaPro, and its long-term, exclusive agreements with two major international pharmaceutical companies, NaPro will be positioned to participate significantly in the worldwide paclitaxel market. There can be no assurance, however, that NBT Paclitaxel will prove safe and effective, meet applicable standards necessary for regulatory approvals, or be successfully marketed.

To advance the development and commercialization of NBT Paclitaxel, NaPro has entered into 20-year, exclusive agreements with each of F.H. Faulding & Co., Ltd. ("Faulding") and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation ("IVAX" and together with Faulding, the "Strategic Partners") for the clinical development, sales, marketing and distribution of NBT Paclitaxel. Under the agreements, Faulding's territory includes Australia, New Zealand and much of southeast Asia, and IVAX's territory includes much of the rest of the world including North America, Europe and Japan. Faulding, Australia's largest domestic pharmaceutical company, had 1996 sales of approximately $1.2 billion, and IVAX, a diversified international healthcare company, also had 1996 sales of approximately $1.2 billion.

The Strategic Partners have agreed to fund and undertake the clinical trials required in order to obtain regulatory approvals for the commercialization of NBT Paclitaxel in their respective territories. NaPro is responsible for supplying the Strategic Partners with NBT Paclitaxel for all of their clinical and commercial requirements. Under the terms of each agreement, IVAX and Faulding pay a fixed price for NBT Paclitaxel for non-commercial sales. For NBT Paclitaxel sold commercially, Faulding pays NaPro a substantial share of gross revenue. For IVAX's commercial sales, IVAX has agreed to pay NaPro on a cost plus basis for NaPro's manufacture of NBT Paclitaxel and in addition to pay NaPro a substantial share of IVAX's NBT Paclitaxel profit.

Faulding obtained regulatory approval and began marketing NBT Paclitaxel as a generic pharmaceutical in Australia in January 1995 for the treatment of refractory breast and ovarian cancers and is seeking approval to sell NBT Paclitaxel in other countries in its defined territory. IVAX filed an investigational new drug exemption ("IND") application for NBT Paclitaxel with the FDA in June 1994. IVAX has completed the treatment phase of the Phase II/III clinical trials with NBT Paclitaxel for three therapeutic indications including refractory breast and ovarian cancers and Kaposi's Sarcoma and submitted a new drug application ("NDA") to the FDA for Kaposi's Sarcoma on March 31, 1997. There can be no assurance, however, as to whether IVAX will be successful in obtaining any necessary regulatory approvals or successfully market NBT Paclitaxel even if approval is obtained.

NaPro's EIP/TM technology is designed to allow the extraction, isolation and purification of paclitaxel and other taxanes (compounds structurally similar to paclitaxel that can be synthesized into paclitaxel) from renewable sources of biomass such as needles and limbstock harvested from ornamental yew bushes. In order to have access to a more stable and reliable source of Taxus biomass for use in the production of NBT Paclitaxel, NaPro has entered into agreements with Pacific Biotechnologies, Inc. ("PBI"), a subsidiary of Pacific Regeneration Technologies, Inc., one of Canada's largest reforestation companies (the "PBI Agreement"), and Zelenka Nursery, Inc. ("Zelenka"), one of the largest horticulture companies in the United States (the "Zelenka Agreement"), each to grow cloned ornamental yew bushes on a large scale. NaPro intends to supplement its supply of biomass obtained from PBI and Zelenka by entering into additional agreements with commercial growers of ornamental yew bushes. NaPro is currently constructing a large scale commercial EIP/TM manufacturing facility with planned capacity to meet the forecasted commercial needs of the Strategic Partners through 1999. In addition, in order to increase production yields of NBT Paclitaxel and lower its cost of manufacture, NaPro is developing a semi-synthetic process for manufacturing NBT Paclitaxel from certain other taxanes contained in renewable biomass sources.

Paclitaxel Overview

Cancer is the second leading cause of death in the United States with over one million new cases diagnosed each year. Cancer is generally treated by surgery, radiation or chemotherapy or a combination of these therapies. Paclitaxel, approved less than four years ago, has become the largest selling of the class of cancer chemotherapy drugs known as cytotoxic agents.

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

In June 1991, the NCI formalized a Collaborative Research and Development Agreement for development of paclitaxel with BMS, the world's largest oncology company. BMS assumed development of paclitaxel which included completion of the necessary clinical trials and manufacturing scale-up. In June 1992, BMS submitted an NDA to the FDA. BMS received approval for the sale of paclitaxel as a treatment for refractory ovarian cancer in December 1992 and approval for the sale of paclitaxel as a treatment for refractory breast cancer in April 1994. BMS has publicly announced that their formulation of paclitaxel has achieved world-wide commercial sales of approximately $813 million in 1996.

Paclitaxel is one of a family of compounds, commonly referred to as taxanes, which share a hydrocarbon ring (diterpene) structure. Taxanes are found naturally in many parts of various species of yew trees and bushes. The concentration of taxanes in yew trees and bushes is very small, generally much less than 500 parts per million, and accordingly, the process of extracting taxanes from yew biomass is complicated and challenging. To arrive at a final stage paclitaxel product for use in clinical trials and for commercialization, several production approaches can be utilized. NaPro believes the two most prevalent processes used today are conventional extraction and semi-synthesis.

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

Historically, the wild Pacific yew tree has been the primary source of yew biomass. Most species of Taxus, including the wild Pacific yew, grow slowly, requiring a number of years to reach harvestable size. As a result of its slow growing pattern, wild Taxus is generally found in old growth forests, frequently the habitat of endangered species, including the spotted owl. Biomass from the wild Pacific yew tree has historically been obtained from the bark, which generally requires destroying the tree. As a result, there has been a considerable amount of public debate and controversy in the United States and other countries by environmental groups and others regarding the harvesting of bark from the wild tree. NaPro halted harvesting bark from wild Pacific yew trees in 1994. See "Corporate Strategy" and "Biomass; Manufacturing."

Other companies have developed taxane analogues which are similar, but not chemically identical, to paclitaxel. For example, Rhone-Poulenc Rorer, Inc., ("RPR"), a large international pharmaceutical company, has developed docetaxel, one such taxane analog, which is being marketed in various parts of the world under the trademark Taxotere/R. Taxotere/R has a different toxicity profile from paclitaxel and has side effects not observed with paclitaxel. In May 1996, the FDA approved Taxotere/R for treatment of anthracycline-resistant breast cancer in patients without impaired liver function.

Clinical Status of NBT Paclitaxel

Pursuant to the agreements between NaPro and the Strategic Partners, the Strategic Partners have primary responsibility for designing and conducting clinical trials and for pursuing regulatory approval of NBT Paclitaxel throughout the world. NaPro has primary responsibility for carrying out the procedures for regulatory approval relating to NaPro's manufacturing processes. NaPro has filed confidential Drug Master Files ("DMF") and other information containing certain of NaPro's proprietary manufacturing processes relating to the manufacture of NBT Paclitaxel with regulatory agencies in the United States, Australia, Canada and Europe. In addition, NaPro performed the toxicological and preclinical characterization necessary for an IND for extracted paclitaxel.

Existing regulatory approvals and statutes have a direct impact on the clinical and marketing strategy being pursued by NaPro and its Strategic Partners. In December 1992, BMS obtained NDA approval in the United States for its paclitaxel compound. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel which first gains approval through an NDA process is granted a five year period of marketing exclusivity which prevents submission by another party of an Abbreviated New Drug Application ("ANDA") for generic substitutes until such period of exclusivity expires. The exclusivity period in the United States expires in December 1997. The FDA will accept and review, however, an NDA submitted by another party during this period of exclusivity. A comparable statute to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is generally ten years. For these reasons, IVAX has submitted an NDA for NBT Paclitaxel. See "Government Regulation and Product Approvals."

IVAX. IVAX is currently pursuing a strategy to obtain NDA approval of NBT Paclitaxel in the United States for the treatment of refractory breast and ovarian cancers and Kaposi's Sarkoma. IVAX filed an IND with the FDA in June 1994. In October 1994, IVAX initiated its Phase I clinical trials of NBT Paclitaxel in the United States and in May 1995 initiated Phase II/III clinical trials. IVAX has substantially completed Phase II/III studies using NBT Paclitaxel in three indications, including refractory breast and ovarian cancers. IVAX submitted an NDA for NBT Paclitaxel for Kaposi's Sarkoma on March 31, 1997. There can be no assurance that NBT Paclitaxel will prove safe and effective, meet applicable regulatory standards or be successfully marketed.

Faulding. In January 1995, Faulding received regulatory approval from the Australian Therapeutic Goods Administration ("TGA") to market ANZATAX/TM (Faulding's brand name for NBT Paclitaxel) in Australia for the treatment of refractory breast and ovarian cancers. Under Australian law there is no exclusivity period comparable to that provided by the Waxman-Hatch Act, and, therefore, approval of a generic substitute was possible without the need for additional clinical trials. Faulding did, however, conduct clinical investigations with ANZATAX/TM (Faulding's brand name for NBT paclitaxel) in order to support marketing in Australia and to support applications for regulatory approval in other countries. NaPro and Faulding have obtained regulatory approval from the TGA for NaPro to supply NBT Paclitaxel to Faulding from either its Canadian or United States manufacturing facilities. Faulding is also engaged in ongoing clinical research with NBT Paclitaxel with the goal of improving the effectiveness of combination therapies utilizing NBT Paclitaxel and expanding the number of disease indications treatable with NBT Paclitaxel. Faulding has filed dossiers with certificates of free sale and requested marketing approval in various territories including Hong Kong, Cyprus, Egypt, Oman, Turkey, Kuwait, Saudi Arabia, Malaysia, Thailand, Indonesia and the Philippines. There can be no assurance, however, that Faulding will receive approval in any of these territories or will successfully market NBT Paclitaxel, even if such approvals are received.

NaPro plans to submit a DMF in support of a Supplemental NDA "SNDA" for NBT Paclitaxel manufactured through a semi-synthesis process. An SNDA cannot be filed until such time, if ever, as an NDA is approved for NBT Paclitaxel. Based on the SNDA approval process for BMS, NaPro believes additional toxicological and stability data may be required prior to submission of an SNDA for manufacturing NBT Paclitaxel through a semi-synthesis process. It is not anticipated that an SNDA could be filed before 1999, since an approved NDA will need to exist before an SNDA can be submitted. The requirements for an SNDA have not been discussed with the FDA and, therefore, are uncertain. As such, there can be no assurance that the semi-synthetic process being developed by NaPro will receive regulatory approval. See "Government Regulation and Product Approvals."

Biomass; Manufacturing

Biomass. Paclitaxel and other taxanes necessary for the production of NBT Paclitaxel are present in many parts of various species of yew trees and bushes. NaPro's EIP/TM technology is designed to allow extraction and purification of paclitaxel and other taxanes, which can be synthesized into paclitaxel, from renewable sources of biomass such as needles and limbstock harvested from ornamental yew trees and bushes.

In order to have access to a stable long-term supply of biomass for use in the production of NBT Paclitaxel, NaPro entered into the PBI Agreement in 1993 and the Zelenka Agreement in 1996 and may enter into additional agreements to purchase biomass and mature yew bushes from commercial growers. NaPro believes that the plantations being developed under these agreements will produce adequate biomass to support the commercial requirements of the Strategic Partners for the foreseeable future. By planting and propagating a reliable and renewable homogeneous biomass source, NaPro believes that it may be able to reduce its raw material cost, while at the same time allowing it to increase the yield of NBT Paclitaxel. NaPro made its first small scale harvest pursuant to the PBI Agreement in the first quarter of 1996 and pursuant to the Zelenka Agreement in the second quarter of 1996. There can be no assurance that the use of the ornamental yew bushes and the use of needles and limbstock of such bushes will be approved by the FDA for use in manufacturing NBT Paclitaxel or that current sources of biomass will be sufficient to meet NaPro's needs.

Manufacturing. Crude paclitaxel is extracted from cultivated yew bushes by third party extractors and delivered to NaPro's manufacturing facilities in Boulder, Colorado and British Columbia, Canada. At these two facilities, the impure paclitaxel is isolated and purified and the resulting active drug substance is delivered to Faulding's final fill and finish facility in Australia where NBT Paclitaxel is formulated by Faulding for final packaging for the Strategic Partners. On a combined basis, NaPro believes these facilities would have adequate capacity to meet clinical and commercial demand through the launch of commercial sales of NBT Paclitaxel in the United States. Each of NaPro's small scale manufacturing facilities has been inspected by the TGA and approved for the commercial production of NBT Paclitaxel for sale in Australia. NaPro plans to seek FDA approval of its manufacturing processes, which utilize non-bark sources of biomass obtained from the needles and limbstock of ornamental yew trees and bushes. NaPro has manufactured a number of lots of paclitaxel using its new process including the use of needles and limbstock from its plantations, and has submitted data from these lots in the initial NDA filing. There can be no assurance that such regulatory approval will be obtained.

NaPro is currently constructing a large scale commercial manufacturing facility, which is being built in Boulder, Colorado. NaPro expects to substantially complete construction and validation of this facility in 1997. The NDA submission established NaPro's pilot scale facility as the initial manufacturing site. The large scale commercial facility has been submitted in the NDA as an alternate facility, requiring NaPro to prepare two manufacturing facilities for inspection and inclusion in the NDA. NaPro anticipates the large scale commercial facility and processes intended to be used for commercial launch of NBT Paclitaxel in the United States will be inspected by the FDA upon completion of validation, but prior to approval of the NDA for NBT Paclitaxel .

There can be no assurance that NaPro will succeed in adapting its EIP/TM technology for large scale commercial manufacturing, that the facility will be completed or validated within the time periods indicated, that such facility and manufacturing processes will receive necessary regulatory approvals or, even if approved, will be capable of producing NBT Paclitaxel in the quantities necessary to satisfy the requirements of the Strategic Partners.

NaPro currently contracts with a third party for small-to-mid-scale extraction of paclitaxel. In order for NaPro to meet the expected increase in demand for NBT Paclitaxel once commercialized, NaPro must either contract out part of its extraction requirements or build a large scale commercial extraction facility. There can be no assurance that a third party contract for such large scale extraction can be obtained on commercially reasonable terms or that a large scale extraction facility can be constructed in a timely fashion and receive the necessary regulatory approvals. The failure of NaPro to secure a large scale commercial extraction contract or to construct a regulatory-approved large scale commercial extraction facility on a timely basis may have a material adverse effect on NaPro.

In order to increase its manufacturing capacity, NaPro is also developing, and has applied for patent protection for, a semi-synthesis process for manufacturing NBT Paclitaxel from certain other taxanes contained in renewable biomass sources. Semi-synthesis manufacturing initially involves extraction of paclitaxel and other taxanes from yew sources. Unlike extraction, however, which attempts to isolate and purify only paclitaxel, semi-synthesis isolates and purifies certain additional taxanes. Through a chemical synthesis process, these other taxanes are converted into paclitaxel. Accordingly, since both paclitaxel and other taxanes are used in semi-synthesis, NaPro expects to be able to increase the paclitaxel yield from its biomass sources using a semi-synthesis process. The use of semi-synthesis will require receipt of additional regulatory approvals, of which there can be no assurance.

Strategic Alliances

NaPro has formed strategic alliances through long-term exclusive agreements with each of Faulding and IVAX. Pursuant to such arrangements, each Strategic Partner has agreed to fund and, with NaPro's input, undertake the clinical trials required to obtain regulatory approvals for commercializing NBT Paclitaxel in their respective territories. NaPro is responsible for supplying the Strategic Partners with NBT Paclitaxel for clinical trials and commercial purposes and each Strategic Partner is required to purchase all of its paclitaxel requirements from NaPro. Under the terms of each agreement, IVAX and Faulding pay a fixed price for NBT Paclitaxel for non-commercial sales. For NBT Paclitaxel sold commercially, Faulding pays NaPro a substantial share of gross revenue. For IVAX's commercial sales, IVAX will pay NaPro on a cost plus basis for NaPro's manufacture of NBT Paclitaxel and in addition will pay NaPro a substantial share of IVAX's NBT Paclitaxel profit (as determined in accordance with the IVAX Agreement (as defined herein)). NaPro believes that through its agreements with Faulding and IVAX, it will be able to take advantage of their resources, including expertise in clinical testing and sales, marketing and distribution. As a result of these strategic alliances, NaPro believes it may be able to compete more effectively with BMS, RPR, generic drug manufacturers and other companies, research organizations and academic institutions that are developing paclitaxel and are attempting to develop new and advanced forms of anti-cancer drugs. There can be no assurance, however, that the Strategic Partners will succeed in obtaining the necessary regulatory approvals to market NBT Paclitaxel in the United States or elsewhere or that they will market NBT Paclitaxel successfully.

Faulding. Faulding, Australia's largest domestic pharmaceutical company with 1996 sales of approximately $1.2 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Southeast Asia and other countries throughout the world. In 1992, NaPro originally entered into a development and marketing agreement (the "Faulding Agreement") with Faulding. The Faulding

Agreement, as amended and restated, has an initial term of 20 years and will continue thereafter from year to year unless terminated in writing by either party.

The Faulding Agreement grants Faulding the exclusive right to develop and market NBT Paclitaxel in ten countries, including Australia, New Zealand and much of Southeast Asia (the "Faulding Territory"). The Faulding Agreement also grants Faulding the non-exclusive right to sell NBT Paclitaxel in certain countries in the Middle East. Pursuant to the Faulding Agreement, Faulding is required to purchase all of its requirements of paclitaxel from NaPro, except in certain circumstances where NaPro is unable to supply Faulding's requirements.

In a March 1995 amendment to the Faulding Agreement, Faulding agreed to convert certain prepaid product sales and deferred revenue aggregating $1.1 million, which would have become due in 1995 and 1996, into a note in the aggregate principal amount of $1.2 million, which matures in 1997. The terms of the note provide that NaPro will pay interest quarterly on amounts which would have been payable to Faulding had the conversion not occurred, at an annual rate of 9%.

Faulding may terminate the Faulding Agreement: (i) upon the reorganization or insolvency of NaPro; (ii) if Faulding becomes controlled by a pharmaceutical company that sells paclitaxel in the Faulding territory; (iii) if NaPro becomes controlled by IVAX or BMS; (iv) if NaPro is purchased by a pharmaceutical company which sells paclitaxel in the Faulding territory and that company refuses to be bound by the terms of the Faulding Agreement; or (v) if NaPro is unable to meet the paclitaxel supply requirements of Faulding. NaPro may terminate the Faulding Agreement: (i) upon the reorganization or insolvency of Faulding; or (ii) in certain circumstances, upon a change in control of Faulding.

NaPro is required to indemnify Faulding pursuant to the Faulding Agreement for any defect in the NBT Paclitaxel that is shipped to Faulding and for uncured breaches of NaPro's warranties or obligations under the Faulding Agreement. Faulding is required to indemnify NaPro against all losses (i) resulting from a defect in a product containing NBT Paclitaxel manufactured by Faulding except where such defect is the fault of NaPro, (ii) resulting from a product containing NBT Paclitaxel formulated, stored, handled, promoted, distributed, registered or sold by Faulding and (iii) for uncured breaches of Faulding's representations and warranties under the Faulding Agreement.

In connection with NaPro's initial public offering, completed August 1, 1994, Faulding purchased 400,000 shares of NaPro's Nonvoting Common Stock and 400,000 warrants to purchase Nonvoting Common Stock. In 1996 Faulding exercised 200,000 of the warrants.

IVAX. IVAX, a diversified international health care company with 1996 sales of approximately $1.2 billion, is engaged in the research, development, manufacture and sale of branded and generic pharmaceuticals and other related health care and personal products and specialty chemicals. In 1993, NaPro entered into a development and marketing agreement (the "IVAX Agreement") with IVAX, through IVAX's subsidiary, Baker Norton Pharmaceuticals ("BNP"). The IVAX Agreement has an initial term of 20 years and will continue thereafter from year to year unless terminated in writing by either party.

The IVAX Agreement grants IVAX the exclusive right to develop and market NBT Paclitaxel in the United States and in every country outside the Faulding Territory except for the Vatican City, China, the former Soviet Union and the Middle East where such right is non-exclusive. Pursuant to the IVAX Agreement, IVAX is required to purchase all of its requirements of paclitaxel from NaPro except in certain circumstances where NaPro is unable to supply IVAX's requirements.

Either IVAX or NaPro may terminate the IVAX Agreement if the other party materially breaches the agreement under certain circumstances. In addition, IVAX may terminate the IVAX Agreement if NaPro fails to meet the paclitaxel supply requirements of IVAX for a continuing three year period. Under certain circumstances, IVAX may obtain certain manufacturing information from NaPro and have NBT Paclitaxel manufactured by third parties.

NaPro is required to indemnify IVAX pursuant to the IVAX Agreement for any defect in the NBT Paclitaxel that is shipped to IVAX, for certain claims of patent or trade secret infringement relating to the manufacture, composition, or sale of NBT Paclitaxel supplied to IVAX and for uncured breaches of certain of NaPro's representations and warranties under the IVAX Agreement. IVAX is required to indemnify NaPro against all losses (i) resulting from a defect in a product containing NBT Paclitaxel manufactured by IVAX, (ii) resulting from a product containing NBT Paclitaxel formulated, stored, handled, promoted, distributed, registered or sold by IVAX, to the extent the defect is caused by IVAX, and (iii) for uncured breaches of IVAX's representations and warranties under the IVAX agreement.

IVAX, through its subsidiary D&N Holding Company ("D&N"), currently owns 1,126,398 shares of NaPro's common stock (the "Common Stock"). See "Security Ownership of Certain Beneficial Owners and Management."

Marketing and Sales

Marketing and sales of NBT Paclitaxel will be conducted by the Strategic Partners. NaPro has no sales force and has only limited marketing capabilities and has no present intention to establish a sales or marketing force. NaPro expects that sales to the Strategic Partners will account for substantially all of NaPro's revenue for the foreseeable future. As a result, the loss of either Strategic Partner as a customer, in the absence of a comparable alternative strategic alliance arrangement, may have a material adverse effect on NaPro. See "Strategic Alliances."

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for financing, executive talent, intellectual property and product sales. NaPro competes with all entities
developing and producing therapeutic agents for cancer treatment.   The success
of competitors in entering the market for paclitaxel may reduce NaPro's potential market share and reduce the price of NBT Paclitaxel, each of which could have a material adverse effect on NaPro. In addition, regulatory approval and marketing are being handled exclusively by the Strategic Partners. Although NaPro believes the Strategic Partners have capable clinical and marketing abilities, there can be no assurance that the Strategic Partners will be capable or effective in gaining regulatory approval on a timely basis, if at all, or competing on a global basis with existing or new competitors.

BMS, the world's largest oncology company, is already marketing paclitaxel commercially in the United States, Australia, Canada, Europe and certain other territories. In addition, RPR has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere/R. Taxotere/R has a microtubule binding mechanism of action similar to that of paclitaxel. Taxotere/R is approved in the United States, European Community, Australia, Canada and a number of other countries. Taxotere/R is approved in the United States for treatment of anthracycline-resistant breast cancer in patients without impaired liver function. Treatment with Taxotere/R, however, may cause certain side effects not observed with paclitaxel. It is anticipated, however, that Taxotere/R may compete with paclitaxel, and thereby reduce overall paclitaxel sales.

Furthermore, upon expiration in December 1997 of the five-year marketing protection from generic competition currently provided to BMS's formulation of paclitaxel by the Waxman-Hatch Act, NaPro may be subject to competition from generic paclitaxel manufacturers. In Europe, a similar exclusivity period will end in most cases 10 years after BMS' initial approval. NaPro is aware of several pharmaceutical companies which have stated that they are in the process of developing generic paclitaxel in the United States, Canada, Mexico and Europe. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture which may compete with NaPro's products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

Many of NaPro's competitors, most notably BMS and RPR, have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources, and experience than NaPro. NaPro expects BMS to compete intensely to maintain its dominance of the paclitaxel market, including through pursuit of an aggressive patent strategy. NaPro's competitors may succeed in developing products that are more effective or less costly than any that may be developed by NaPro, or that gain regulatory approval prior to NaPro's products. Many companies and research institutions are also seeking means to obtain paclitaxel and taxanes from non-bark renewable biomass components of yew trees and other sources in order to increase paclitaxel yields, avoid environmental concerns and reduce the cost of biomass. In addition, NaPro is aware of several potential competitors that have developed and patented or are developing various processes for producing paclitaxel and paclitaxel-related substances semi-synthetically, which may result in a low-cost, pure paclitaxel. The discovery by a third party of a cost-effective means to fully synthesize paclitaxel in commercial quantities or the manufacture of taxane derivatives or analogs that are more efficacious than paclitaxel in treating cancer could have a material adverse effect on NaPro.

Patents and Proprietary Technology

NaPro's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Where appropriate, NaPro seeks protection of its proprietary technology by applying for patents in the United States and abroad. NaPro owns three issued United States patents and has several United States patent applications pending. NaPro has filed patent applications in certain other areas of the world and expects to make additional filings as it believes appropriate. In addition, NaPro has obtained licenses from third parties to use their proprietary technology, for which patent applications have been filed in the United States and in certain other areas of the world. There can be no assurance that either NaPro's or its licensors' existing patent applications will become issued patents or that, if issued, the coverage claimed in the applications will not be significantly reduced prior to issuance or, that NaPro will be able to obtain any necessary or desired additional licenses to patents or technologies of others or that NaPro will be able to develop its own additional patentable technologies. In addition, there can be no assurance that any future patents issued to NaPro, if any, will provide it with competitive advantages or that products or processes covered by such patents will not be challenged as infringing upon the patents or proprietary rights of others or that any such patents will not be invalidated, or that the patents or proprietary rights of others will not have a material adverse effect on the ability of NaPro to do business. Patent applications in the United States are maintained in secrecy until patents are issued and patent applications in certain other countries generally are not published until more than 18 months after they are filed. In addition, publication of scientific or patent literature often lags behind actual discoveries. As a result, NaPro cannot be certain it or any of its licensors was the first creator of inventions covered by NaPro's or its licensors' pending patent applications or that NaPro or its licensors were the first to file such applications. Furthermore, there can be no assurance that others will not independently develop similar technology or, if patents are issued to NaPro, that others will not design technology to circumvent NaPro's patents or proprietary rights.

Much of NaPro's proprietary technology, including much of its EIP/TM technology, is not protected by patents and is held by NaPro as trade secrets. NaPro's success will depend in part on its ability to protect the trade secrets relating to extracting, isolating and purifying paclitaxel as well as to other technology. NaPro relies on proprietary know-how and confidential information and employs various methods, such as entering into confidentiality and non-compete agreements with its current employees and with third parties to whom it divulges proprietary information, to protect the processes, concepts, ideas and documentation associated with its technologies, including its paclitaxel production process. Such methods may afford incomplete protection and there can be no assurance that NaPro will be able to adequately protect its trade secrets or that other companies will not acquire information which NaPro considers to be proprietary. In addition, if NaPro is unable to fulfill its contractual obligations to IVAX relating to its supply of NBT Paclitaxel, NaPro may, under certain circumstances, be contractually obligated to disclose proprietary manufacturing information to IVAX. The inability to maintain its trade secrets for its exclusive use could have a material adverse effect on NaPro.

The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. Paclitaxel is an unpatentable, naturally-occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, however, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. In addition, certain methods of administering paclitaxel are or may be patented. Certain of these patents are owned or controlled by BMS and RPR, two of NaPro's primary competitors. NaPro is aware of competitors and potential competitors who are pursuing patent protection for various aspects of the extraction, preparation, administration and production of natural and semi-synthetic paclitaxel. In the event that NaPro's technology, products or activities are deemed to infringe upon the rights of others, NaPro could be subject to damages or enjoined from using such technology, or NaPro could be required to obtain licenses to utilize such technology. No assurance can be given that any such licenses would be made available on terms acceptable to NaPro, or at all. If NaPro were unable to obtain such licenses or was enjoined from using its technology, it could encounter significant delays in product market introductions while it attempted to design around the patents or rights infringed upon, or could find the development, manufacture or sale of products to be foreclosed, any of which may have a material adverse effect on NaPro. In addition, NaPro could experience a loss of revenue and may incur substantial cost in defending itself and indemnifying the Strategic Partners in patent infringement or proprietary rights violation actions brought against it or either of the Strategic Partners. NaPro could also incur substantial cost in the event it finds it necessary to assert claims against third parties to prevent the infringement of its patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on NaPro, even if the eventual outcome were favorable. See "Strategic Alliances," and "Australian Petty Patents."

Australian Petty Patents

In September 1993 and August 1994, BMS received two Australian petty patents claiming certain methods of administering paclitaxel. Australian petty patents have a maximum term of six years, are allowed to contain only three claims (one independent and two dependent) and are granted on the basis of a prior art search which is significantly more limited in scope than the searches done prior to issuance of standard patents. Following publication of these patents, Faulding instituted legal action to revoke these patents on the grounds that the patent claims are invalid and that the subject matter claimed in the patents was already known prior to the claimed date of invention. In February 1995, BMS brought legal action against Faulding, based upon these patent claims, seeking an injunction against Faulding to prevent Faulding from marketing NBT Paclitaxel pursuant to Faulding's generic approval. In March 1995, the Australian court denied BMS's request to enjoin Faulding from marketing NBT Paclitaxel. NaPro believes, based on communications with Faulding, that BMS's claims will likely be resolved in conjunction with Faulding's revocation action in 1997. No assurance can be given, however, that BMS will not obtain an injunction against Faulding which could prevent Faulding from marketing NBT Paclitaxel in Australia. If Faulding were prevented from marketing NBT Paclitaxel in Australia pursuant to its generic approval, Faulding would be unable to market NBT Paclitaxel for commercial sale in Australia until such time as Faulding obtains its own non-generic approval which will require substantial clinical trials and regulatory approval. There can be no assurances, however, that Faulding would be able to obtain its own non-generic approval in such circumstances. If BMS is successful in enforcing its patent claims against Faulding such that Faulding is unable to sell NBT Paclitaxel in Australia, NaPro's business, financial condition and results of operations could be materially and adversely affected. See "Patents and Proprietary Technology," and "Strategic Alliances."

Government Regulation and Product Approvals

The production and marketing of NBT Paclitaxel and NaPro's research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to FDA regulation. The Federal Food, Drug and Cosmetic Act ("FDC Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, quality, safety, efficacy, labeling, storage, advertising and promotion of pharmaceutical products. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The marketing of drugs in the United States may not begin without FDA approval.

The steps required before a pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, animal pharmacology, toxicology studies and formulation studies; (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to safety and efficacy requirements, the FDA requires the applicant to demonstrate to the FDA's satisfaction that it can manufacture the drug in compliance with the FDA's current Good Manufacturing Practices ("cGMP") regulations. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with cGMP regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

Preclinical studies include the laboratory evaluation of in vitro and in vivo cytotoxicity, pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and activity of the product. Compounds must be formulated according to cGMP, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. The data in an IND consists of animal data on safety, possibly human data from a related use, and chemistry, formulation and manufacturing data. If the FDA objects, the study may not commence. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

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

Clinical trials typically are conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to:
(i) determine the efficacy of the drug for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When a compound is found likely to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Clinical trials require substantial time and effort. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all. Furthermore, although certain clinical trials have been completed to date, NaPro, the Strategic Partners or the FDA may modify, suspend or terminate clinical trials at any time if they feel that the subjects or patients are being exposed to an unacceptable health risk.

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

Manufacturers of drugs sold in the United States are required to satisfy the FDA that their manufacturing facilities and processes adhere to applicable standards for cGMP and to engage in extensive record keeping and reporting. Thus, even if regulatory approval for NBT Paclitaxel is granted, NaPro's current and any future facilities will be subject to periodic review and inspections by the FDA or the analogous regulatory authorities of other countries for compliance with cGMP or similar foreign regulatory standards. Compliance with cGMP regulations requires substantial time, attention and financial resources. Following inspections of NaPro's United States and Canadian manufacturing facilities by a cGMP Auditor of the Australian TGA, the TGA issued approvals to NaPro as an Australian cGMP compliant paclitaxel manufacturer. NaPro's facilities, however, have not been inspected by the FDA for regulatory compliance purposes. There can be no assurance that the FDA or foreign regulatory authorities other than the TGA will find NaPro's current facilities or facilities being constructed to be in compliance with United States cGMP regulations or analogous foreign standards. Subsequent discovery of previously unknown problems with a product or NaPro's manufacturing facilities may result in restrictions, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements by either NaPro or its Strategic Partners could, among other things, result in criminal prosecution and fines, product recalls, product seizures and operating restrictions.

NaPro has met with the FDA to discuss technical issues associated with the its DMF in support of the approval of its bulk drug product as part of IVAX's NDA. In these meetings, NaPro learned that the pilot scale facility, which manufactured the drug used in the IVAX clinical trials, needed to be inspected for approval in the initial NDA. The scaled-up commercial facility will be submitted in the NDA as an alternate facility. This has resulted in requiring NaPro to prepare two "commercial" facilities for FDA approval, which was not anticipated and requires the expenditure of more resources than originally planned. The biomass strategy employing plantation-grown ornamental yews was also discussed with the FDA. NaPro believes that the necessary technical and environmental requirements for approval will be met in the DMF in support of the NDA.

NaPro is also subject to United States laws and regulations applicable to exporting drugs. On April 26, 1996, the export provisions in the FDC Act were amended in Chapter 1A of Title II, Supplemental Appropriations For The Fiscal Year Ending September 30, 1996, in the "FDA Export Reform and Enhancement Act of 1996" to authorize the export of a drug before marketing approval is obtained in the United States, to any country, if the drug (a) complies with the laws of the importing country, and (b) has valid marketing authorization by the appropriate authority in a country listed by the statute, one of which is Australia. NaPro has received valid marketing authorization from Australia. Thus, if the other statutory conditions are met, NaPro believes that future exports from the United States of NBT Paclitaxel labeled in accordance with the laws of Australia and, for countries other than Australia, of the importing country, should be permissible without an FDA permit or other FDA approval although no assurance can be given.

NaPro is also subject to, among others, the regulations of Canada, the Province of British Columbia, the United States Environmental Protection Agency, the Department of Interior (United States Fish and Wildlife Services and the Bureau of Land Management), the Department of Agriculture (United States Forest Service) and other countries and regulatory agencies. Pursuant to the National Environmental Policy Act, certain United States agencies have prepared an Environmental Impact Statement that addresses the impact of harvesting wild Pacific yew trees, including cutting down wild Pacific yew trees on federally-managed land. NaPro is also subject to federal, state and local laws and regulations governing the use and disposal of hazardous materials as well as regulations imposed by the Occupational Safety and Health Administration governing worker safety. There can be no assurance that NaPro is at all times in complete compliance with all such requirements. NaPro has made and will continue to make expenditures to comply with environmental requirements. Compliance with these regulations is time-consuming and expensive. The failure to comply with these regulations, however, could have a material adverse effect on NaPro's business, financial condition and results of operations.

The adoption by federal, state or local governments of significant new laws or regulations or a change in the interpretation or implementation of existing laws or regulations relating to environmental or other regulatory matters could increase the cost of producing products, delay regulatory approval or otherwise adversely affect NaPro's ability to produce or sell NBT Paclitaxel or other products. Adverse governmental regulations which might arise from future legislative or administrative regulations or other actions cannot be predicted. In addition, NaPro's activities have been opposed by the Oregon Natural Resources Council ("ONRC") because of their concern over wild Pacific yew in old growth forests. The ONRC and the FDA have reached an agreement on the National Environmental Policy Act ("NEPA") requirements for NDAs, ANDAs and INDs involving more than 200 patients involving paclitaxel from Pacific yew trees. The agreement provides that an applicant shall include an Environmental Assessment

("EA") which will identify all sources of Pacific yew which are expected to be harvested in connection with the manufacture of paclitaxel relating to the application. The FDA is to subject such EAs to the NEPA process and shall complete and issue a Finding of No Significant Impact ("FONSI"), or an Environmental Impact Statement ("EIS") and Record of Decision (ROD) as required by NEPA before approving any NDA or ANDA involving paclitaxel derived from or otherwise involving the Pacific yew tree. Because NaPro relies on plantation-grown ornamental yews, and it will not harvest any Pacific yew trees to manufacture paclitaxel for a marketed product, it believes that the ONRC-FDA agreement requirements will be met in the NDA and DMF and that these requirements will not jeopardize the NDA approval. Even though NaPro no longer harvests biomass from the bark of the wild Pacific yew, there can be no assurance that the ONRC and other environmental activist groups will not oppose other activities of NaPro, which may have the effect of delaying or halting production of NBT Paclitaxel, each of which could have a material adverse effect on NaPro's business, financial condition and results of operations.

Outside the United States, NaPro's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

NaPro has filed confidential DMFs and other documents containing certain of NaPro's proprietary manufacturing processes with regulatory agencies in the United States, Australia, Canada and Europe, relating to NaPro's manufacture of NBT Paclitaxel. Faulding, referring to NaPro's Australian DMF, has received marketing approval in Australia for NBT Paclitaxel for treating refractory ovarian and breast cancers. Additionally, Faulding has completed clinical trials with NBT Paclitaxel in Australia, which may form the basis for applications for further marketing approvals in Australia and other countries where Faulding has the right to market NBT Paclitaxel. Faulding is also engaged in ongoing clinical research with NBT Paclitaxel with the goal of improving the effectiveness of paclitaxel treatment in combination therapies and expanding the number of disease indications treatable with paclitaxel. There can be no assurance that Faulding's efforts to expand the use of NBT Paclitaxel will be successful.

IVAX, using NaPro's United States DMF, filed an IND with the FDA in June 1994 relating to NBT Paclitaxel and began its Phase I clinical trials relating to NBT Paclitaxel in the United States in October 1994. IVAX began Phase II/III clinical trials in May 1995. Based upon communications from IVAX, it is estimated that IVAX will file a NDA seeking commercial approval to sell NBT Paclitaxel in the United States in 1997. No assurance can be given, however, that NBT Paclitaxel will prove to be safe and effective in clinical trials, that IVAX will file the NDA within the time period indicated, or that IVAX will complete any clinical trials or obtain regulatory approvals for NBT Paclitaxel in a timely manner, or at all, to market NBT Paclitaxel in the United States or other countries.

Research and Development

During the years ended December 31, 1994, 1995 and 1996, NaPro spent approximately $3.9 million, $4.6 million and $6.8 million, respectively, on Company sponsored research and development activities and to produce NBT Paclitaxel sold to its Strategic Partners. Research and development is expected to remain a significant cost component of NaPro's business. In the short term, research and development is expected to concentrate primarily on: (i) improving paclitaxel yield and reducing production cost; (ii) developing NaPro's semi-synthesis process for paclitaxel production; and (iii) improving the yields of NaPro's production methodology for processing needles and limbstock. NaPro will focus its internal efforts on process development and plans to contract out research considered essential but for which it lacks facilities or staff. NaPro also intends to engage in early stage research and development to identify other potential natural product pharmaceuticals.

Foreign and Domestic Operations; Export Sales

The following table sets forth, for the past three fiscal years revenue, profitability (operating loss),and identifiable assets attributable to NaPro's U.S. and foreign operations (amounts in thousand dollars):

                                      Year Ended December 31
                                   ---------------------------
                                     1994      1995      1996
                                   -------   -------   -------
Sales to Unaffiliated Customers
 United States                     $   854   $ 2,054   $ 1,692
 Foreign                               148       569     1,781
                                   -------   -------   -------
  Total Sales (1)                    1,002     2,623     3,473

Operating Loss
 United States                      (5,914)   (3,851)   (6,719)
 Foreign                               (68)     (433)     (384)

Identifiable Assets
 United States                       4,304     5,133    20,198
 Foreign                               672     6,820     4,823

--------------------
(1) Includes export sales of $1,392 in 1995 and $2,509 in 1996. There were no export sales in 1994.


Foreign sales include sales of product manufactured and shipped from NaPro Canada, NaPro's Canadian subsidiary. Such products sold by NaPro Canada to NaPro are then re-sold to Faulding for use outside the United States. Such "exported" products never physically enter the United States.

Sales of NBT Paclitaxel into foreign markets accounted for approximately 75% of NaPro's revenue for the year ended December 31, 1995 and 72% of NaPro's revenue for the year ended December 31, 1996. NaPro anticipates that a significant portion of its revenue will continue to be derived from sales of its products in foreign markets until such time, if ever, as IVAX receives approval for commercial sale of NBT Paclitaxel in the United States.

A substantial portion of NaPro's revenues and operations will thus continue to be subject to the risks associated with foreign business, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on NaPro's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in, the level of customs duties, export quotas, drug regulatory restrictions or other regulatory or trade restrictions could have an adverse effect on NaPro.

Employees

As of March 21, 1997, NaPro had 114 full-time and three part-time employees, of whom nine hold Ph.D. or M.D. degrees. Three employees were engaged in biological and clinical research, 18 in chemical research, 21 in quality control/quality assurance, 51 in manufacturing and 21 in general administration and finance. NaPro believes that its relations with its employees are good.

Special Note Regarding Forward-looking Statements

Certain statements under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NaPro, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; ability to obtain raw materials; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; the ability of NaPro's strategic partners to perform their obligations under existing agreements with NaPro; and other factors referenced in this Report and in NaPro's August 1, 1996 Prospectus.

                              Item 2. Properties

  NaPro leases approximately 54,000 square feet of space in Boulder, Colorado, which is used for research and development and will be used for commercial-scale manufacturing upon completion of improvements and installation and validation of equipment. This facility is also used for NaPro's executive offices and warehousing of raw materials and equipment. NaPro leases an additional 5,900 square feet of space in Boulder which is used for research and development and small scale manufacturing. NaPro leases a facility of approximately 3,400 square feet in British Columbia, Canada which is used for manufacturing. NaPro leases an additional 10,090 square foot facility in British Columbia, Canada which the Company intends to sublease to a third party. NaPro has an option to purchase
7.3 acres of land in Longmont, Colorado as a potential site on which to build a manufacturing facility and has until May 6, 1997, to exercise this option.


                           Item 3. Legal Proceedings

  NaPro is not currently engaged in any material legal proceedings. See "Patents and Proprietary Technology" and "Australian Petty Patents."


                Item 4.  Matters Submitted to Stockholders' Vote

No matters were submitted to a vote of NaPro's security holders during the quarter ended December 1996.

                                    Part II

          Item 5.  Market Information and Related Stockholder Matters

Market Information

NaPro's Common Stock is traded in the Nasdaq National Market under the symbol "NPRO." The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock.

                                        High      Low

1995
       First Quarter                   $ 6 5/8  $ 6
       Second Quarter                   10 1/8    6 1/8
       Third Quarter                    12 3/4    9 3/8
       Fourth Quarter                   12 1/8    8 7/8
1996
       First Quarter                   $13 3/8  $ 8 7/8
       Second Quarter                   17 1/4   11 1/8
       Third Quarter                    15 1/4    8 5/8
       Fourth Quarter                   11 3/4    7 1/8

Stockholders

As of December 31, 1996 there were approximately 138 stockholders of record of NaPro's Common Stock.

Dividends

To date, NaPro has not paid any dividends on the Common Stock. NaPro intends to retain future earnings, if any, to finance the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future, if at all.

Item 6.  Selected Financial Data

The selected financial data presented below for each year in the five years ended December 31, 1996, are derived from NaPro's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with the consolidated financial statements at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                1992          1993           1994           1995           1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
------------------------------------------------------------------------------------------------------------------------------------
   Sales of products                                         $   363       $ 1,248       $  1,002       $  2,623       $  3,473
------------------------------------------------------------------------------------------------------------------------------------
   Other                                                         202             1              5              -              -
------------------------------------------------------------------------------------------------------------------------------------
          Total revenue                                          565         1,249          1,007          2,623          3,473
------------------------------------------------------------------------------------------------------------------------------------
Operating Expense:
------------------------------------------------------------------------------------------------------------------------------------
   Research, development and cost of products sold             1,670         3,505          2,707          4,325          6,837
------------------------------------------------------------------------------------------------------------------------------------
   General and administrative                                  1,215         2,690          2,044          2,310          3,739
------------------------------------------------------------------------------------------------------------------------------------
   Faulding royalty                                                -             -          1,000              -              -
------------------------------------------------------------------------------------------------------------------------------------
   Plantation cost                                                 -             7          1,238            272              -
------------------------------------------------------------------------------------------------------------------------------------
          Total operating expense                              2,885         6,202          6,989          6,907         10,576
------------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                (2,320)       (4,953)        (5,982)        (4,284)        (7,103)
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
------------------------------------------------------------------------------------------------------------------------------------
   Interest Income                                                24            79            188            373            651
------------------------------------------------------------------------------------------------------------------------------------
   Interest and other expense                                      -           (34)          (340)          (160)          (373)
------------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                (2,296)       (4,908)        (6,134)        (4,071)        (6,825)
------------------------------------------------------------------------------------------------------------------------------------
Loss on early extinguishment of debt                               -             -           (512)             -              -
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                     $(2,296)      $(4,908)       $(6,646)       $(4,071)       $(6,825)
------------------------------------------------------------------------------------------------------------------------------------
Loss per share:
------------------------------------------------------------------------------------------------------------------------------------
   Before extraordinary item                                  $(0.38)       $(0.79)        $(0.91)        $(0.51)        $(0.68)
------------------------------------------------------------------------------------------------------------------------------------
   Extraordinary item                                              -             -          (0.08)             -              -
------------------------------------------------------------------------------------------------------------------------------------
          Net loss                                            $(0.38)       $(0.79)        $(0.99)        $(0.51)        $(0.68)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                            6,103         6,201          6,761          7,973          9,973
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                1992          1993           1994           1995           1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
------------------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and short-term securities              $   86        $   18         $1,400         $7,800        $14,767
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                                  (26)         (435)         3,169          8,453         14,224
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                     918         2,120          4,976         11,953         25,021
------------------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                 709         1,435          1,273          1,618            751
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                  -             -              -          3,715          3,715
------------------------------------------------------------------------------------------------------------------------------------
Accumulated deficit                                           (3,075)       (7,983)       (14,629)       (18,700)       (25,525)
------------------------------------------------------------------------------------------------------------------------------------
Stockholder's equity (deficit)                                  (190)         (944)         3,037          5,424         16,569
------------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which NaPro's management believes is relevant to an assessment and understanding of NaPro's results of operations. This discussion should be read in conjunction with the Financial Statements and Notes included elsewhere in this Report. Special Note:
Certain statements set forth below constitute "forward-looking statements" within the meaning of the Reform Act. See "Business--Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

General

NaPro has devoted its efforts primarily to the development and implementation of its EIP/TM/ technology for producing NBT paclitaxel. NaPro is currently dependent exclusively on sales of NBT paclitaxel for revenue. Through December 31, 1996, NaPro's production of NBT paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant operating losses, including operating losses of approximately $6 million, $4.3 million and $7.1 million for the years ended December 31, 1994, 1995 and 1996, respectively, resulting in an accumulated deficit of $25.5 million as of December 31, 1996. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research-and-development activities. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations. NaPro believes that its ability to generate such revenue depends primarily on the ability of its Strategic Partners to obtain regulatory approval in the U.S. for the commercial sale of NBT paclitaxel, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NBT Paclitaxel sufficient to supply the Strategic Partners' requirements for commercial sales. Moreover, NaPro's future growth and profitability will depend on the success of the Strategic Partners in fostering acceptance in the oncological market for NBT paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents.

In January 1995, Faulding received approval to market NBT paclitaxel commercially in Australia under their trade name ANZATAX/TM. Although NaPro's revenue has increased as a result of this approval, NaPro does not currently expect to reach profitability for the year ending December 31, 1997. The ability of Faulding to continue to market NBT paclitaxel in Australia pursuant to Faulding's marketing approval and the success of these marketing efforts will continue to have a significant effect on NaPro's revenue and profitability.

In June 1996 NaPro completed the call of 2,070,000 redeemable warrants, issuing 630,620 shares of Common Stock with the receipt of cash in the amount of $3.1 million pursuant to cash exercise elections of 630,620 redeemable warrants, and issuing 1,007,102 shares of Common Stock pursuant to Cash-less exercise elections of 1,438,720 redeemable warrants.

In August 1996, NaPro closed a public offering of 1.79 million shares of its Common Stock, which resulted in net proceeds of $13.8 million to the Company. The proceeds of this offering are being used to establish and upgrade manufacturing facilities and to fund NaPro's operations, capital expenditures, additional plantation development and general corporate purposes.

Results of Operations

NaPro was in the development stage through December 31, 1994. Comparison of operations between years and historical trends does not necessarily indicate future trends and operating results of NaPro.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995  Revenue.
---------------------------------------------------------------------
Revenue increased $900,000 to $3.5 million for 1996 from $2.6 million for 1995. Through December 31, 1995, the majority of product sales had been for use in clinical trials and for research and development purposes. Such sales are unpredictable by nature. Although initial commercial sales commenced in January 1995, and increased in 1996, NaPro expects these sales to be unpredictable until such time as the markets of the Strategic Partners have been established and proven.

Research, Development and Cost of Products Sold. Research, development and cost of products sold increased $2.5 million to $6.8 million for 1996 from $4.3 million for 1995. The increase was due primarily to an increase in the level of process development and research, including higher production cost due to higher production volume. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense.

General and Administrative Expense. General and administrative expense (G&A) increased $1.4 million to $3.7 million for 1996 from $2.3 million for 1995. This increase was due primarily to an increase in facility cost and an increase in administrative and support staff.

Plantation Fees. Plantation fees decreased from $300,000 in 1995 to zero, reflecting the completion of research related to plantation development as of December 31, 1995. In 1996, NaPro began capitalizing plantation expenditures incurred prior to the first commercial harvest and depletes such cost over the remaining life of the plantation contract using the units-of-production method.

Interest Income. Interest income increased $300,000 to $700,000 for 1996 from $400,000 for 1995. This increase was the result of larger free cash balances associated with the completion of NaPro's offering of Common Stock in August 1996 and its warrant call completed in June 1996 (see Liquidity and Capital Resources).

Interest and Other Expense. Interest and other expense increased $300,000 to $400,000 for 1996 from $100,000 for 1995. The increase was attributable to interest on increased borrowings on the equipment lease line and note payable to Faulding (see Liquidity and Capital Resources).

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994  Revenue.
---------------------------------------------------------------------
Revenue increased $1.6 million to $2.6 million for 1995 from $1 million for 1994. The increase was attributable primarily to the timing of product deliveries to the Strategic Partners, as well as changes in pricing associated with commercial sales of NBT paclitaxel in Australia.

Research, Development and Cost of Products Sold. Research, development and cost of products sold increased $1.6 million to $4.3 million for 1995 from $2.7 million for 1994. The increase was due primarily to an increase in the level of process development and research, including higher production cost due to higher production volume.

General and Administrative Expense. G&A increased $300,000 to $2.3 million for 1995 from $2 million for 1994. The increase was due primarily to an increase in administrative and related support staff.

Faulding Royalty Expense and Plantation Fees. Plantation fees decreased $900,000 to $300,000 for 1995 from $1.2 million for 1994. Higher fees during 1994 reflected the additional expense of establishing the plantation as opposed to ongoing maintenance in 1995 (see Note 8 to the Financial Statements). The $1 million 1994 Faulding royalty expense was a one-time charge.

Interest Income. Interest income increased $200,000 to $400,000 for 1995 from $200,000 for 1994. This increase was the result of larger free cash balances.

Interest and Other Expense. Interest and other expense decreased $200,000 to $100,000 for 1995 from $300,000 for 1994. The decrease was the result of the absence of interest on bridge loans which were paid off in 1994.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. As of December 31, 1996, NaPro had a working capital balance of $14.2 million. This compared to a working capital balance of $8.5 million as of December 31, 1995. To date, the funding of NaPro's capital requirements has been dependent primarily on net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $22.8 million, on the exercise of warrants and options of $4.3 million, and on capital leases, loans and advances from its stockholders and the Strategic Partners.

Working Capital and Cash Flow  Cash and cash equivalents increased $2.4 million
-----------------------------
to $9.5 million for the year ended December 31, 1996 from $7.1 million at December 31, 1995. Net cash provided by 1996 financing activity was partially offset by $6.5 million used in operating activities, by capital expenditures of $4.9 million and net purchases of investments of $4.9 million. Cash and cash equivalents increased $6.2 million to $7.1 million at December 31, 1995 from $900,000 at December 31, 1994. Net cash provided by 1995 financing activity was partially offset by cash used in operations of $3 million, by capital expenditures of $ 1.2 million and net purchases of investments of $100,000.

Inventory increased $1.1 million to $2.3 million in the year ended December 31, 1996 from $1.2 million at December 31, 1995. The amount of product held as finished goods equivalents in work-in-progress inventories as well as finished goods inventories is dependent on a number of factors, including the shipping requirements of the Strategic Partners and NaPro's production planning for meeting those needs. Inventory balances may vary significantly during product development and launch periods. NaPro may make significant biomass investments during 1997.

Capital Expenditures  NaPro expended $4.9 million and $1.2 million,
--------------------
respectively, during 1996 and 1995 for capital projects. These expenditures primarily included plantation cost, initial work on a new large scale commercial EIP/TM/ manufacturing facility in Boulder, and expansion and improvement to NaPro's Boulder laboratories and facilities. In 1997, NaPro expects to invest capital in property, plant and equipment, primarily to expand its plantation operations, to complete the large scale commercial EIP/TM/ manufacturing facility in Boulder and to upgrade and expand its extraction manufacturing capabilities.

NaPro anticipates a significant increase in capital expenditures and operations in 1997 in anticipation of possible NDA approval. Therefore, NaPro plans to obtain additional capital during the year. If NaPro is not successful in attracting capital, it will need to significantly reduce the scope of capital expenditures and operations.

The amount and timing of future capital expenditures will depend upon numerous factors, including the progress of NaPro's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in or terminations of existing strategic partnerships, the establishment of additional strategic relationships and the cost of manufacturing scale-up. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Net Operating Loss Carryforwards  As of December 31, 1996, NaPro had net
--------------------------------
operating loss carryforwards for income tax purposes of approximately $22 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred in September 1993. As a result, NaPro will be subject to an annual limitation on the use of its net operating losses. This limitation only affects net operating losses incurred up to the ownership change and does not reduce the total amount of net operating loss which may be taken, but rather limits the amount which may be used during a particular year. Therefore, in the event NaPro achieves profitability, such limitation would have the effect of increasing NaPro's tax liability and reducing the net income and available cash resources of NaPro if the taxable income during a year exceeded the allowable loss carried forward to that year.

             Item 8.   Financial Statements and Supplementary Data

The information required by this item begins at Page F-1.

             Item 9.  Changes in and Disagreements with Accountants

None

                                    Part III

                   Item 10.  Directors and Executive Officers

The information concerning NaPro's directors and executive officers is incorporated by reference to the section entitled "Election of Directors" in the Company's definition Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

                        Item 11.  Executive Compensation

The section labeled "Executive Compensation" appearing in NaPro's Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the Securities and Exchange Commission.

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

The section labeled "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" appearing in NaPro's Proxy Statement is incorporated herein by reference.

            Item 13.  Certain Relationships and Related Transactions

The section labeled "Certain Relationships and related Transactions" appearing in NaPro's Proxy Statement is incorporated herein by reference.

                                    Part IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

The Financial Statement Index is found on Page F-1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.

Exhibits and Reports on Form 8-K

NaPro filed a November 8, 1996, Current Report Form 8-K reporting the adoption of a Stockholder Rights Plan.

Exhibit
Number     Description of Exhibit
-----      ----------------------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996.
3.2 Certificate of Designation for Convertible Preferred Stock, Series A. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 1995 (File No. 0-24320).
3.3 Certificate of Designation for Series B Junior Participating Preferred Stock. Incorporated herein by reference from the Company's November 8, 1996 Current Report Form 8-K (File No. 0-24320).
3.4 Bylaws of the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.1 Common Stock Certificate. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.2 Underwriter's Warrant Agreement. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.3 Warrant Agreement. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.4 Warrant Certificate. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.5 The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 through 3.4.
10.1* Company's 1993 Stock Option Plan. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.2* Company's 1994 Long-Term Performance Incentive Plan, as amended July 30, 1996.
10.3 Common Stock Warrant dated as of June 7, 1993 between the Company and Broadmark Capital Corporation. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.4 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Arthur D. Harrison. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.5 Stock Purchase Warrant dated as of June 7, 1993 between the Company and D&N Holding Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.6 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Kirkland & Ellis. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.7 Stock Purchase Warrant dated as of December 15, 1992 between the Company and Kirkland & Ellis. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.8 Stock Purchase Warrant dated as of June 3, 1992 between the Company and Herbert L Lucas. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.9 Stock Purchase Warrant dated as of June 3, 1992 between the Company and H.J. Meyers & Co., Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.10 Stock Purchase Warrant dated as of June 3, 1992 between the Company and Freshman, Marantz, Orlanski, Cooper, and Klein 1993 Investments. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.11 Stock Purchase Warrant dated as of April 30, 1993 between the Company and Pacific Regeneration Technologies, Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.12 Registration Agreement dated as of June 7, 1993 by and among the Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.13 Amended and Restated Stockholders Agreement dated as of May 31, 1994 by and among the Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.14 Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Leonard P. Shaykin. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.15* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Sterling K. Ainsworth. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.16* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Patricia A. Pilia. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.17* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.18* Company's Stock Option Agreement with Sterling K. Ainsworth. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016). 10.19* Company's Stock Option Agreement with Patricia A. Pilia. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.20 Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific

BioTechnologies Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.21 Subscription Agreement dated as of April 29, 1993 between the Company and Pacific Regeneration Technologies. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.22 Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.23 Amendment No. 1 To Amended and Restated Master Agreement Dated January 19, 1994, executed as of March 23, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24320).
10.24 Agreement dated as of June 7, 1993 between the Company and Baker Norton Pharmaceuticals, Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.25 Lease dated February 28, 1995 between the Company and the Mutual Life of Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.26 Subscription Agreement and Investment Letter between the Company and NaPro BioTherapeutics (Canada), Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.27 Put/Call Agreement dated July 12, 1995 between the Company and the Purchasers of Series A Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.28 Side Letter dated July 21, 1995 to Put/Call Agreement. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.29 Engagement Letter dated February 16, 1995 between the Company and Capital West Partners. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.30 Subscription Agreement between the Company and the purchasers of Convertible Preferred Stock, Series A, of the Company. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.31  Purchase Agreement between the Company and certain purchasers of
Preferred Shares of NaPro BioTherapeutics (Canada) Inc.   Incorporated herein by
reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.32 Purchase Agreement between the Company and BPI Capital Management Corporation as to Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.33 Lease between the Company and Gunbarrel Facility L.L.C. dated October 16, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).
10.34 First Amendment to Lease November 27, 1995, between the Company and Gunbarrel Facility L.L.C. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).
10.35 Agreement between the Company and Pacific BioTechnologies Inc. dated March 29, 1996. Incorporated herein by reference from the Company's Annual Report on Form10-K for the year ended December 31, 1995 (File No. 0-24320).
10.36 Culture Agreement dated March 1, 1996 between Zelenka Nursey, Inc. ("Zelenka") and the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051).
10.37 Agreement for Sale, Harvest and Storage of Nursey Stock dated May 1, 1996 between Zelenka and the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051).
10.38 Culture Agreement dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to this agreement, and accordingly, certain language has been redacted.
10.39 Lease Agreement dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to this agreement, and accordingly, certain language has been redacted.
10.40 Agreement for Sale, Harvest and Storage of Nursey Stock dated as of March 1, 1997 between Zelenka and the Company. The Company is filling with the Commission a Confidential Treatment Request with respect to this agreement, and accordingly, certain language has been redacted.
21.1 List of Subsidiaries. Incorporated herein by reference from the Registration Statement of the Company on Form S-1, filed with the Commission on May 20, 1996 (File No. 33-78016).
23.1  Consent of Ernst & Young LLP, Independent Auditors.
24.1  Powers of Attorney
27.1  Financial Data Schedule.
*A management compensation plan.

                                   Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this report to be signed on its behalf.

   NAPRO BIOTHERAPEUTICS, INC.

   /s/ Sterling K. Ainsworth
   Sterling K. Ainsworth, Ph.D  President, Chief           March 31, 1997
                                Executive Officer;
                                Director

Pursuant to the Exchange Act, this report has been signed on behalf of NaPro and in the capacities indicated.

              *                 Chairman of the Board of         March 31, 1997
   Leonard P. Shaykin           Directors


   /s/ Sterling K. Ainsworth    President, Chief                 March 31, 1997
   Sterling K. Ainsworth, Ph.D  Executive Officer;
                                Director

   /s/ Gordon H. Link, Jr.      Vice President, Chief            March 31, 1997
   Gordon H. Link, Jr           Financial Officer
                                (Principal Financial Officer)

   /s/ Robert L. Poley          Controller                       March 31, 1997
   Robert L. Poley              (Principal Accounting Officer)

              *                 Director                         March 31, 1997
   E. Garrett Bewkes, Jr.

              *                 Director                         March 31, 1997
   Vaughn D. Bryson

              *                 Director                         March 31, 1997
   Philip Frost, M.D.

              *                 Director                         March 31, 1997
   Arthur H. Hayes, Jr., M.D.

              *                 Director                         March 31, 1997
   Mark B. Hacken

              *                 Director                         March 31, 1997
   Richard C. Pfenniger, Jr.

   /s/ Patricia A. Pilia        Director                         March 31, 1997
   Patricia A. Pilia, Ph.D



*By:/s/ Gordon H. Link, Jr
    Gordon H. Link, Jr., Attorney in Fact

                 NaPro BioTherapeutics, Inc. and Subsidiaries

                             Financial Statements


                 Years ended December 31, 1994, 1995 and 1996


Index to Financial Statements
Report of Independent Auditors.........................................    F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet.............................................    F-3
Consolidated Statement of Operations...................................    F-5
Consolidated Statement of Stockholders' Equity.........................    F-6
Consolidated Statement of Cash Flows...................................    F-8
Notes to Consolidated Financial Statements............................    F-10


                         Report of Independent Auditors

The Board of Directors and Stockholders
NaPro BioTherapeutics, Inc.

We have audited the accompanying consolidated balance sheet of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc. and subsidiary at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                 ERNST & YOUNG LLP

Denver, Colorado
January 26, 1997

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                           Consolidated Balance Sheet


                                                    December 31
                                                1995          1996
                                             -----------  ------------
Assets
Current assets:
  Cash and cash equivalents                  $ 7,133,000    $9,531,000
  Securities available for sale                        -     2,669,000
  Securities held to maturity                    667,000     2,567,000
  Accounts receivable                            326,000       662,000
  Inventory:
     Raw materials                               287,000       495,000
     Work-in-process                             433,000       449,000
     Finished goods                              492,000     1,337,000
                                             -----------  ------------
                                               1,212,000     2,281,000
  Prepaid expenses and other                     311,000       500,000
                                             -----------  ------------
Total current assets                           9,649,000    18,210,000

Property and equipment, at cost (Note 4):
  Plantation cost                                      -     1,923,000
  Laboratory equipment                         1,359,000     2,086,000
  Leasehold improvements                         508,000     1,151,000
  Office equipment and other                     230,000       559,000
  Construction in progress                       407,000     1,645,000
                                             -----------  ------------
                                               2,504,000     7,364,000
  Accumulated depreciation                       722,000     1,352,000
                                             -----------  ------------
Property and equipment, net                    1,782,000     6,012,000

Restricted cash                                  124,000       415,000
Receivable from related parties                   18,000        18,000
Other assets                                     380,000       366,000
                                             -----------  ------------
Total assets                                 $11,953,000  $ 25,021,000
                                             ===========  ============

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                                                               December 31
                                                           1995          1996
                                                           ----          ----
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $    663,000  $  1,763,000
  Accrued payroll and payroll taxes                       338,000       519,000
  Capital lease obligations--current (Note 4)             105,000       444,000
  Notes payable--current (Note 3)                          39,000     1,225,000
  Deferred revenue                                         51,000        35,000
                                                     ------------  ------------
Total current liabilities                               1,196,000     3,986,000

Capital lease obligations--long term (Note 4)             299,000       751,000
Notes payable--long term (Note 3)                       1,150,000            -
Compensation due to officers and directors                169,000            -

Commitments and contingencies (Notes 1 and 9)

Minority interest  (Note 6)                             3,715,000     3,715,000

Stockholders' equity (Note 6):
  Preferred stock, $.001 par value:
  Authorized shares - 2,000,000
    Series A:
    Issued and outstanding shares - 125,000 in
      1995 and 1996 (preference in
      liquidation $1,000,000)                                  -             -
  Nonvoting common stock, convertible on disposi-
      tion into voting common stock, $.0075 par
      value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - 400,000 in
        1995 and 595,000 in 1996                            3,000         4,000
  Common stock, $.0075 par value:
      Authorized shares - 19,000,000
      Issued shares - 8,525,265 in 1995 and
      11,986,089 in 1996                                   64,000        89,000
  Additional paid-in capital                           26,675,000    44,670,000
  Unearned compensation                                    (9,000)           -
  Notes receivable from stockholders                     (925,000)     (985,000)
  Deficit                                             (18,700,000)  (25,525,000)
  Treasury stock - 144,288 shares in 1995 and 1996     (1,684,000)   (1,684,000)
                                                     ------------  ------------
Total stockholders' equity                              5,424,000    16,569,000
                                                     ------------  ------------
Total liabilities and stockholders' equity           $ 11,953,000  $ 25,021,000
                                                     ============  ============

See accompanying notes.

                  Napro BioTherapeutics, Inc. and Subsidiaries

                      Consolidated Statement of Operations

                                               Year ended December 31
                                          1994          1995          1996
                                          ----          ----          ----
Revenue:
  Sales of products                   $ 1,002,000   $ 2,623,000   $  3,473,000
  Other                                     5,000             -              -
                                      -----------   -----------   ------------
                                        1,007,000     2,623,000      3,473,000

Expense:
  Research, development and cost of
    products sold                       2,707,000     4,325,000      6,837,000
  General and administrative            2,044,000     2,310,000      3,739,000
  Faulding royalty (Note 6)             1,000,000             -              -
  Plantation fees (Note 8)              1,238,000       272,000              -
                                      -----------   -----------   ------------
                                        6,989,000     6,907,000     10,576,000
                                      -----------   -----------   ------------
Operating loss                         (5,982,000)   (4,284,000)   ( 7,103,000)

Other income (expense):
  Interest income                         188,000       373,000        651,000
  Interest and other expense             (340,000)     (160,000)      (373,000)
                                      -----------   -----------   ------------
Loss before extraordinary item         (6,134,000)   (4,071,000)    (6,825,000)

Loss on early extinguishment of debt
  (Note 6)                               (512,000)            -              -
                                      -----------   -----------   ------------
Net loss                              $(6,646,000)  $(4,071,000)  $ (6,825,000)
                                      ===========   ===========   ============
Net loss per share:
  Before extraordinary item           $     (0.91)       $(0.51)        $(0.68)
  Extraordinary item                        (0.08)            -              -
                                      -----------   -----------   ------------
  Net loss                            $     (0.99)       $(0.51)        $(0.68)
                                      ===========   ===========   ============
Weighted average shares outstanding     6,761,081     7,972,537      9,973,325
                                      ===========   ===========   ============

See accompanying notes.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

                Consolidated Statement of Stockholders' Equity

                 Years ended December 31, 1994, 1995 and 1996

                                                            Series A     Nonvoting                    Additional
                                                            Preferred     Common        Common         Paid-in         Unearned
                                                              Stock       Stock         Stock          Capital       Compensation
                                                           ------------------------------------------------------------------------

Balance at December 31, 1993                                 $ --         $ --        $42,000       $ 9,942,000      $(589,000)
Issuance of 265,000 shares of common stock at
  $2.40 per share in exchange for cash, net of
  offering cost of $87,000                                     --           --          2,000           547,000             --

Issuance of 16,667 common stock warrants at $.01
  per share in exchange for consulting services                --           --             --            42,000             --

Issuance of 33,333 common stock warrants at
  $1.125 per share in exchange for employment services         --           --             --            40,000             --

Issuance of 1,800,000 shares of common stock at
  $5.00 per share and 2,070,000 warrants at $0.10
  per warrant for cash, net of offering cost of
  $1,184,000                                                   --           --         14,000         7,339,000             --

Issuance of 400,000 shares of nonvoting common
  stock at $5.00 per share for cash and warrants to
  purchase 400,000 shares of nonvoting common
  stock at $.10 per warrant                                    --        3,000             --         2,037,000             --

Exercise of 30,667 common stock warrants for
  cash, at prices ranging from $.10 to $2.40 per share         --           --             --            34,000             --

Issuance of 28,615 shares of common stock at $5.00
  per share in exchange for notes payable                      --           --             --           143,000             --

Amortization of unearned compensation                          --           --             --                --        559,000

Interest receivable on officers' notes                         --           --             --                --             --

Net loss                                                       --           --             --                --             --
                                                           ------------------------------------------------------------------------

Balance as of December 31, 1994                                --        3,000         58,000        20,124,000        (30,000)

Issuance of 1,364,263 shares of preferred stock at
  $8.00 per share, net of offering cost of
  $846,000 (725,513 shares in minority interest)            1,000           --             --         4,267,000             --

                                                                Notes
                                                             Receivable
                                                                From                            Treasury
                                                            Stockholders        Deficit          Stock           Total
                                                           ------------------------------------------------------------------------

Balance at December 31, 1993                                $(2,356,000)      $ (7,983,000)      $   -          $  (944,000)
Issuance of 265,000 shares of common stock at
  $2.40 per share in exchange for cash, net of
  offering cost of $87,000                                           --                 --           -              549,000

Issuance of 16,667 common stock warrants at $.01
  per share in exchange for consulting services                      --                 --           -               42,000

Issuance of 33,333 common stock warrants at
  $1.125 per share in exchange for employment services               --                 --           -               40,000

Issuance of 1,800,000 shares of common stock at
  $5.00 per share and 2,070,000 warrants at $0.10
  per warrant for cash, net of offering cost of
  $1,184,000                                                         --                 --           -            7,353,000

Issuance of 400,000 shares of nonvoting common
  stock at $5.00 per share for cash and warrants to
  purchase 400,000 shares of nonvoting common
  stock at $.10 per warrant                                          --                 --           -            2,040,000

Exercise of 30,667 common stock warrants for
  cash, at prices ranging from $.10 to $2.40 per share               --                 --           -               34,000

Issuance of 28,615 shares of common stock at $5.00
  per share in exchange for notes payable                            --                 --           -              143,000

Amortization of unearned compensation                                --                 --           -              559,000

Interest receivable on officers' notes                         (133,000)                --           -             (133,000)

Net loss                                                             --         (6,646,000)          -           (6,646,000)
                                                           ------------------------------------------------------------------------

Balance as of December 31, 1994                              (2,489,000)       (14,629,000)          -            3,037,000

Issuance of 1,364,263 shares of preferred stock at
  $8.00 per share, net of offering cost of
  $846,000 (725,513 shares in minority interest)                     --                 --           -            4,268,000

                 NaPro BioTherapeutics, Inc. and Subsidiaries
                Consolidated Statement of Stockholders, Equity
           Years ended December 31, 1994, 1995 and 1996 (continued)

                                                             Series A      Nonvoting                   Additional
                                                            Preferred       Common         Common       Paid-in         Unearned
                                                              Stock          Stock          Stock       Capital       Compensation
                                                            ------------------------------------------------------------------------

Conversion of 513,750 shares of preferred stock
  into 513,750 shares of common stock and
  exchange of 266,421 shares of subsidiary's
  preferred stock for 266,421 shares of common stock         $(1,000)        $ --         $ 6,000     $ 2,238,000        $   --

Exercise of 31,651 stock options at prices ranging
  from $.75 per share to $2.40 per share                          --           --              --          46,000            --

Repurchase of 144,288 shares of common stock at
  $11.675 per share in exchange for cancellation
  of indebtedness                                                 --           --              --              --            --

Interest receivable on officers' notes                            --           --              --              --            --

Amortization of unearned compensation                             --           --              --              --        21,000

Net loss                                                          --           --              --              --            --
                                                            ------------------------------------------------------------------------

Balance at December 31, 1995                                      --        3,000          64,000      26,675,000        (9,000)

Exercise of warrants for 200,000 shares of nonvoting
  common stock                                                    --        1,000              --         999,000            --

Exercise of 21,418 stock options at prices ranging from
  $ .75 per share to $6.57 per share                              --           --              --          66,000            --

Exercise of warrants for 1,640,389 shares of common
  stock at prices ranging from $5.00 per share to $9.37
  per share net of offering cost of $ 37,000                      --           --          12,000       3,129,000            --

Issuance of 1,790,000 shares of common stock at
  $8.75 per share net of offering cost of $1,876,000              --           --          13,000      13,773,000            --

Contribution of 4,017 shares of common stock at $7.00
  per share to retirement plan                                    --           --              --          28,000            --

Interest receivable on officers' notes                            --           --              --              --            --

Amortization of unearned compensation                             --           --              --              --         9,000

Conversion of 5,000 shares of nonvoting common stock
  to 5,000 shares of common stock                                 --           --              --              --            --

Net loss                                                          --           --              --              --            --
                                                            ------------------------------------------------------------------------

Balance at December 31, 1996                                   $  --       $4,000         $89,000     $44,670,000        $   --
                                                            ========================================================================

                                                                  Notes
                                                                Receivable
                                                                   From                            Treasury
                                                               Stockholders        Deficit          Stock          Total
                                                            ------------------------------------------------------------------------

Conversion of 513,750 shares of preferred stock
  into 513,750 shares of common stock and
  exchange of 266,421 shares of subsidiary's
  preferred stock for 266,421 shares of common stock           $       --        $       --      $       --     $  2,243,000

Exercise of 31,651 stock options at prices ranging
  from $.75 per share to $2.40 per share                               --                --              --           46,000

Repurchase of 144,288 shares of common stock at
  $11.675 per share in exchange for cancellation
  of indebtedness                                               1,684,000                --      (1,684,000)              --

Interest receivable on officers' notes                           (120,000)               --              --         (120,000)

Amortization of unearned compensation                                  --                --              --           21,000

Net loss                                                               --        (4,071,000)             --       (4,071,000)
                                                            ------------------------------------------------------------------------

Balance at December 31, 1995                                     (925,000)      (18,700,000)     (1,684,000)       5,424,000

Exercise of warrants for 200,000 shares of nonvoting
  common stock                                                         --                --              --        1,000,000

Exercise of 21,418 stock options at prices ranging from
  $ .75 per share to $6.57 per share                                   --                --              --           66,000

Exercise of warrants for 1,640,389 shares of common
  stock at prices ranging from $5.00 per share to $9.37
  per share net of offering cost of $ 37,000                           --                --              --        3,141,000

Issuance of 1,790,000 shares of common stock at
  $8.75 per share net of offering cost of $1,876,000                   --                --              --       13,786,000

Contribution of 4,017 shares of common stock at $7.00
  per share to retirement plan                                         --                --              --           28,000

Interest receivable on officers' notes                            (60,000)               --              --          (60,000)

Amortization of unearned compensation                                  --                --              --            9,000

Conversion of 5,000 shares of nonvoting common stock
  to 5,000 shares of common stock                                      --                --              --               --

Net loss                                                               --        (6,825,000)             --       (6,825,000)
                                                            ------------------------------------------------------------------------

Balance at December 31, 1996                                  $  (985,000)     $(25,525,000)    $(1,684,000)    $ 16,569,000
                                                            ========================================================================


See accompanying notes.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows

                                                 Year ended December 31
                                           1994           1995           1996
                                           ----           ----           ----
Operating activities
Net loss                              $(6,646,000)   $(4,071,000)  $(6,825,000)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation and amortization           474,000        270,000       669,000
  Employee termination expense             82,000              -             -
  Compensation for common stock
    and options                           555,000         21,000        37,000
  Loss on retirement of assets            335,000        163,000        28,000
  Loss on early extinguishment of
    debt                                  512,000              -             -
  Changes in operating assets and
    liabilities:
      Accounts receivable                 115,000       (177,000)     (336,000)
      Inventory                          (706,000)       216,000    (1,069,000)
      Prepaid expenses and other
      current assets                     (887,000)       116,000      (235,000)
      Accounts payable                   (736,000)       245,000     1,100,000
      Accrued liabilities                 (48,000)       226,000       181,000
      Deferred revenue                   (300,000)        15,000       (16,000)
                                       -----------    ----------    ----------
  Net cash used by operating
    activities                         (7,250,000)    (2,976,000)   (6,466,000)
Investing activities
  Additions to property and
    equipment                            (573,000)    (1,209,000)   (4,894,000)
  Purchase of securities -
    available for sale                 (2,932,000)    (5,895,000)   (3,439,000)
  Purchase of securities - held
    to maturity                                 -       (667,000)   (2,462,000)
  Proceeds from securities
    available for sale                  2,436,000      6,451,000       750,000
  Proceeds from securities held
    to maturity                                 -              -       167,000
  Transfer of restricted cash                   -       (124,000)      124,000
                                      -----------    -----------   -----------
  Net cash used by investing
    activities                         (1,069,000)    (1,444,000)   (9,754,000)
Financing activities
  Increase in deferred
    revenue--long term                    350,000              -             -
  Proceeds from notes payable and
    capital lease                       1,571,000        640,000     1,349,000
  Payments under notes payable
    and capital leases                 (2,155,000)      (251,000)     (555,000)
  Payment for compensation due
    officers                                    -              -      (169,000)
  Proceeds from sale of common
    and preferred stock                10,698,000      5,156,000    19,906,000
  Proceeds from sale of preferred
    stock by subsidiary                         -      5,959,000             -
  Offering cost of common and
    preferred stock                    (1,271,000)      (843,000)   (1,913,000)
                                      -----------    -----------   -----------
  Net cash provided by financing
    activities                          9,193,000     10,661,000    18,618,000
                                      -----------    -----------   -----------
Net increase in cash and cash
  equivalents                             874,000      6,241,000     2,398,000
Cash and cash equivalents at
  beginning of year                        18,000        892,000     7,133,000
                                      -----------    -----------   -----------
Cash and cash equivalents at end
  of year                             $   892,000    $ 7,133,000   $ 9,531,000
                                      ===========    ===========   ===========

                 NaPro BioTherapeutics, Inc. and Subsidiaries

                                                             Year ended December 31
                                                           1994        1995      1996
                                                           ----        ----      ----
Supplemental schedule of noncash investing and
 financing activities
   Notes and related interest receivable from
     stockholders                                       $133,000  $  120,000  $ 60,000
   Repayment of notes receivable from stockholders
     through transfer of treasury stock to the Company         -   1,684,000         -
   Conversion of deferred revenue to long-term debt            -   1,100,000         -
   Conversion of preferred shares of subsidiary to
     common shares of Parent                                   -   2,243,000         -
   Reclassification of securities held to maturity,
     to restricted cash                                        -           -   415,000

See accompanying notes.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

                               December 31, 1996


1. Basis of Presentation and Summary of Significant Accounting Policies

Organization

NaPro BioTherapeutics, Inc. ("NaPro" or "the Company") was originally incorporated in 1991 as a Washington corporation. In September 1993, NaPro merged into a wholly-owned subsidiary, a Delaware corporation.

In November 1994, NaPro formed a subsidiary, NaPro BioTherapeutics (Canada), Inc., of which the Company owns 87.3% of the voting rights. In February 1996 NaPro formed a wholly owned subsidiary, NaPro BioTherapeutics (Ireland) Limited.

Basis of Presentation

The accompanying financial statements include the consolidated financial position, consolidated results of operations and consolidated cash flows of the Company and its subsidiaries. All transactions have been accounted for at historical cost. All balances and transactions between these entities have been eliminated in the accompanying financial statements.

Description of Business

NaPro focuses on the development, manufacture and commercialization of natural product pharmaceuticals, particularly paclitaxel (referred to in some scientific and medical literature as "taxol"*), a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees.

NaPro anticipates a significant increase in capital expenditures and operations in 1997. To fund such activity, it plans to obtain significant amounts of new capital during the year. If NaPro is not successful in attracting capital, it will need to significantly reduce the scope of such activity.

-------------

     *TAXOL(R) is a registered trademark of Bristol-Myers Squibb Company (Bristol- Myers Squibb) for an anticancer pharmaceutical preparation containing paclitaxel.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash Equivalents, Securities Available for Sale and Securities Held to Maturity

NaPro considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Securities available for sale are investment-grade securities and are carried at fair value. Such securities available for sale include $1,311,000 which mature in 1998. The remainder mature in 1997. Securities held to maturity are investment grade securities and are carried at amortized cost.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense. Licensing fees and other revenue are recognized in accordance with the terms of the applicable agreements. Payments received in advance under these agreements are recorded as deferred revenue until earned.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, securities, accounts receivable and payable, notes payable and capital lease obligations approximate fair value.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Research and Development

NaPro expenses research and development cost as it is incurred.

Plantation Cost

In 1996 NaPro determined the cultivation of renewable sources of biomass to be used in the manufacture of paclitaxel is a technically feasible business strategy. Prior to 1996 plantation expenditures were expensed as research and development and were separately reported on the statement of operations. In 1996 NaPro began capitalizing plantation expenditures incurred prior to the first commercial harvest and depletes such cost over the remaining life of the plantation contract using the units-of-production method. Plantation expenditures include the acquisition cost of trees and bushes and the related cost of planting and growing.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation of property and equipment, including that recorded under capital leases, is computed on the straight-line method over estimated useful lives generally between three and seven years. Leasehold improvements are amortized over the lesser of estimated useful lives or the lease term. Depreciation and amortization expense is allocated to either general and administrative or research and development expense, depending on the use of the related property and equipment.

Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

Long-Lived Assets

Effective January 1996, NaPro adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of Statement 121 had no significant impact on the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Actual results could vary from the estimates used.

Reclassifications

Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 financial statement presentation.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

1. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Foreign and Domestic Operations and Export Sales; Significant Customers

Domestic and foreign financial information is as follows:

                                                           United                                               Total
                                          Year             States          Canada         Eliminations         Company
                                          ----             ------          ------         ------------         -------
Net sales to affiliated and
   unaffiliated customers                 1994           $1,002,000      $  148,000       $   (148,000)       $1,002,000
                                          1995            2,623,000         569,000           (569,000)        2,623,000
                                          1996            3,473,000       1,781,000         (1,781,000)        3,473,000

Operating loss                            1994            5,914,000          68,000             --             5,982,000
                                          1995            3,851,000         433,000             --             4,284,000
                                          1996            6,719,000         384,000             --             7,103,000

Identifiable assets
   December 31,                           1995            9,226,000       6,820,000         (4,093,000)       11,953,000
                                          1996           22,587,000       4,823,000         (2,389,000)       25,021,000

Substantially all of NaPro's accounts receivable at December 31, 1995 and 1996 were from F.H. Faulding & Co., Limited ("Faulding") (see Note 8). NaPro is dependent on sales to its two development and marketing partners, Faulding and the Baker Norton subsidiary of IVAX Corporation ("IVAX") (see Note 8), and does not require collateral to secure accounts receivable from these partners. Sales to these partners as a percent of total sales were as follows:

                        1994                 1995                1996
                        ----                 ----                ----
Faulding                 15%                  75%                 72%
IVAX                     71%                  22%                 25%


2. Other Related Party Transactions

In conjunction with employment, NaPro agreed to loan an officer up to $20,000. In January 1994, $18,000 was advanced under this agreement and remains outstanding at December 31, 1996.

NaPro recorded $707,000, $589,000 and $882,000 in 1994, 1995 and 1996,
respectively, in sales to IVAX, a marketing and development partner which owned 14.3%, 13.2% and 9.4% of NaPro's outstanding shares of common stock (see Notes 1 and 8) at December 31, 1994, 1995 and 1996, respectively.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

2. Other Related Party Transactions (continued)

In August 1995, NaPro repurchased 144,288 shares of its common stock from executive officers in exchange for the cancellation of certain indebtedness owed by such officers of $1,684,000 to NaPro. Included in the canceled indebtedness was $193,000 of accrued interest (see Notes 6 and 11).

3. Notes Payable

In 1992, 1993 and 1994, Faulding made advance payments to NaPro totaling $1,100,000. In March 1995, NaPro and Faulding finalized an agreement to convert the advance payments into a note payable with a face value of $1,200,000, due in June 1997. The $100,000 original issue discount is being amortized over the life of the note and has a remaining balance of $16,000 at December 31, 1996. The portion of the note on which interest accrues at the rate of 9% increases over time as deliveries of product are made to Faulding. At December 31, 1996, interest accrued on $1,000,000 of the principal balance.

Notes payable consist of the following:

                                                                          December 31
                                                                    1995                1996
                                                                    ----                ----
Note payable to Faulding, net of unamortized original
   issue discount, due in June 1997, interest at 9%
   accruing on $1,000,000, payable quarterly                    $1,150,000           $1,184,000
Note payable, due in March 1997, interest at 5.74%,
   accruing monthly                                                    -                 41,000
Note payable, paid in March 1996.                                   39,000                  -
                                                                ----------           ----------
                                                                 1,189,000            1,225,000

Less amounts currently payable                                      39,000            1,225,000
                                                                ----------           ----------
Notes payable-long term                                         $1,150,000           $      -
                                                                ==========           ==========

Interest paid approximated interest expense for the year ended December 31, 1994. For the years ended December 31, 1995 and 1996, interest paid was $70,000 and $197,000 respectively.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

4. Capital Lease Obligations

NaPro's property held under capital leases consisted of the following, which is included in property and equipment:

                                                     December 31
                                              1995                1996
                                              ----                ----
   Office equipment                       $  73,000          $  321,000
   Laboratory equipment                     356,000             792,000
                                          ---------          ----------
                                            429,000           1,113,000
   Less accumulated depreciation             96,000             287,000
                                          ---------          ----------
                                          $ 333,000          $  826,000
                                          =========          ==========

At December 31, 1996, minimum payments under capital lease obligations were:

   1997                                                 $  618,000
   1998                                                    580,000
   1999                                                    185,000
                                                        ----------
   Net minimum lease payments                            1,383,000
   Less amount representing interest                       188,000
                                                        ----------
   Present value of minimum lease payments               1,195,000
   Less current portion                                    444,000
                                                        ----------
                                                        $  751,000
                                                        ==========

NaPro has entered into an irrevocable standby letter of credit agreement with a financial institution to support a capital lease agreement for up to $500,000 at an interest rate of prime plus 2%. As of December 31, 1996, no funds have been drawn on the letter of credit.

NaPro is required to maintain certificates of deposit for 33% of the remaining principal outstanding under capital lease obligations ($415,000 at December 31, 1996) as collateral as long as a letter of credit is outstanding. Such pledged amounts are classified as restricted cash in the accompanying consolidated balance sheet.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

5. Income Taxes

As of December 31, 1996, NaPro had net operating loss carryforwards for income tax purposes of $21,968,000 and research and development credits of $209,000 to offset future taxable income in the United States, expiring as follows:

                                 Net               Research and
                              Operating             Development
                                Losses                Credits
                              ---------            ------------
     2006                   $    282,000            $        -
     2007                      1,826,000                52,000
     2008                      3,328,000                54,000
     2009                      4,600,000                38,000
     2010                      5,144,000                15,000
     2011                      6,788,000                50,000
                             -----------              --------
                             $21,968,000              $209,000
                             ===========              ========


The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carryforwards, and could be triggered by sales of securities by the Company or its stockholders.

In Canada, NaPro has net operating loss carryforwards of approximately US$354,000, expiring in 2002 and 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of NaPro's deferred tax liabilities and assets with respect to United States taxing authorities are as follows:

                 NaPro BioTherapeutics, Inc. and Subsidiaries

5.  Income Taxes (continued)

                                                                     December 31
                                                              1995                 1996
                                                              ----                 ----
   Deferred tax liabilities:
     Stock option compensation                           $         -           $   97,000
     Other                                                    42,000               47,000
                                                         -----------           ----------
   Total deferred tax liabilities                             42,000              144,000

   Deferred tax assets:
     Tax net operating loss carryforward                   5,735,000            8,238,000
     Deferred compensation                                    64,000                    -
     Amortization                                            262,000              248,000
     Research and development credits                        159,000              209,000
     Excess of book over tax depreciation                     72,000               64,000
     Other                                                   133,000              124,000
                                                         -----------           ----------
   Total deferred tax assets                               6,425,000            8,883,000
   Valuation allowance                                    (6,383,000)           8,739,000
                                                         -----------           ----------
   Net deferred tax assets                                    42,000              144,000
                                                         -----------           ----------
                                                         $         -           $        -
                                                         ===========           ==========

Significant components of NaPro's deferred tax assets with respect to Canadian taxing authorities are as follows:

                                                      December 31
                                                  1995            1996
                                                  ----            ----
     Deferred tax assets:
       Excess of book over tax depreciation    $ 26,000        $ 54,000
       Valuation allowance                      (26,000)        (54,000)
                                               --------        --------
                                               $      -        $      -
                                               ========        ========

6. Stockholders' Equity

In March 1994, NaPro effected a 1-for-7.5 reverse stock split by exchanging each
7.5 shares of common stock for 1 share of $.0075 par value common stock, and adjusted its authorized capital stock to 20,000,000 shares of $.0075 par value common stock, and 2,000,000 shares of $.001 par value preferred stock. In July 1994, NaPro adjusted its authorized capital stock to 19,000,000 shares of $.0075 par value common stock, 1,000,000 shares of $.0075 par value nonvoting common stock, and 2,000,000 shares of $.001 par value preferred stock.

The Subscription Agreement and Executive Agreements

In June 1993, NaPro entered into a Subscription Agreement (the "Subscription Agreement") with IVAX pursuant to which the Company sold 1,106,398 shares of

                 NaPro BioTherapeutics, Inc. and Subsidiaries

6. Stockholders' Equity (continued)

NaPro's common stock and a warrant to acquire an additional 111,111 shares of common stock for $3,000,000 in cash. The warrant was exercisable immediately at a nominal price, and expires in June 2003 (see Note 8).

In connection with the Subscription Agreement, NaPro entered into Employment and Executive Stock Agreements (the "Executive Agreements"), pursuant to which the Company sold 1,526,814 shares of the Company's common stock at $1.50 per share to certain officers in exchange for cash and promissory notes in the aggregate amount of $2,289,000. The notes are secured by the common stock and accrue interest at the greater of the prime rate minus 1% and the applicable federal rate. The initial term of the Executive Agreements is five years. If an officer's employment is terminated during the initial term of the Executive Agreement, the shares held by that officer are subject to repurchase by NaPro at its election. The repurchase price is defined by the Executive Agreements, but in no case will be less than the original cost of the shares. The notes receivable and related accrued interest are recorded as a separate reduction of stockholders' equity. In August 1995, NaPro repurchased 144,288 shares of common stock from certain of these officers in cancellation of $1,684,000 of this indebtedness (see Notes 2 and 11).

The Subscription Agreement and Executive Agreements are subject to a Stockholders Agreement which includes provisions regarding certain matters including the composition of the Board of Directors, restrictions on the sale, transfer or other disposition of shares sold in connection with these agreements, and NaPro's first offer right for voluntary election to purchase all of the shares held by these stockholders.

Bridge Financing and Extraordinary Loss Resulting from Extinguishment

In April 1994, NaPro completed the sale (the "Bridge Financing") to private investors of 26.5 units (the "Units"), each Unit consisting of: (i) 10,000 shares of common stock and (ii) an unsecured 9% nonnegotiable convertible promissory note in the principal amount of $50,000, due on the earlier of the consummation of NaPro's initial public offering or March 31, 1995, unless converted, at the option of the holder, into shares of common stock upon the consummation of the NaPro's initial public offering, at a rate equal to $5.00 per share of common stock (a "Bridge Note"). The purchase price per Unit was $50,000. NaPro received gross proceeds of $1,325,000 with respect to the sale of such Units. After the payment of $133,000 in placement fees to the underwriter who acted as placement agent for NaPro with respect to the sale of such Units, and other offering expenses of approximately $75,000, NaPro received net proceeds of approximately $1,117,000 from the sale of the Units. The Bridge Financing resulted in NaPro's issuance of a total of $1,325,000 principal amount of Bridge Notes and 265,000 shares of common stock. Upon closing of NaPro's initial public offering, $1,185,000 in principal amount of Bridge Notes was paid in cash and $140,000 was converted to 28,615 shares of common stock. The repayment of the Bridge Notes prior to their one-year stated maturity resulted in a $512,000 extraordinary loss.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

6.  Stockholders' Equity (continued)

Initial Public Offering of Common Stock and Redeemable Warrants

In August 1994, NaPro completed an initial public offering of its common stock and redeemable warrants to purchase common stock (the "IPO"). The offering consisted of 1,800,000 shares of common stock and redeemable warrants to purchase 2,070,000 shares of common stock (including 270,000 redeemable warrants to purchase common stock issued in connection with the underwriter's overallotment). The common stock and warrants were purchased separately and were separately transferable. Each warrant entitled the registered holder thereof to purchase one share of common stock at a price of $5.00, subject to adjustment in certain circumstances, for a period of three years, commencing February 1, 1995. The net proceeds of the offering to NaPro were $7,353,000 (after deduction of the underwriting discount and expenses of the offering). In connection with the completion of the IPO, the Bridge Notes and certain notes payable to IVAX Corporation and another shareholder, as well as certain officer salaries which had been deferred since September 1993 in order to preserve cash, were paid. In addition, the normal vesting of stock sold in conjunction with the Executive Agreements was accelerated as a result of completion of the IPO, resulting in a charge, during 1994, of $308,000 to general and administrative expense. In June 1996 NaPro completed the call of the 2,070,000 redeemable warrants, issuing 630,620 shares of common stock with the receipt of cash in the amount of $3,116,000 (net of offering cost of $37,000) pursuant to Cash exercise elections of redeemable warrants, and issuing 1,007,102 shares of common stock pursuant to Cash-less exercise elections of 1,438,720 redeemable warrants.

Faulding Private Placement and Elimination of the Faulding Royalty

Contemporaneously with consummation of the IPO, NaPro sold to Faulding in a private transaction (the "Faulding Private Placement") 400,000 shares of NaPro's nonvoting common stock (the "Nonvoting Common") at a price of $5.00 per share, the initial public offering price per share in the IPO, and 400,000 warrants (the "Faulding Warrants") to purchase an additional 400,000 shares of Nonvoting Common at a price of $.10 per warrant, the initial public offering price per warrant. In 1996 Faulding exercised 200,000 of the warrants. Shares of Nonvoting Common will automatically convert to common stock (with full voting rights), on a share-for-share basis, upon Faulding's disposition thereof. The Nonvoting Common and the Faulding Warrants are identical in all respects to the common stock and warrants which were sold in the IPO, except that, other than in limited circumstances, Faulding, as the holder, has no voting rights with respect to the Nonvoting Common, and the Faulding Warrants are exercisable for Nonvoting Common instead of common stock until Faulding's disposition thereof. The proceeds from issuance of the Nonvoting Common and Faulding Warrants were as follows: $1,000,000 was applied directly to eliminate NaPro's liability to Faulding resulting from Faulding's royalty rights under the Faulding Agreement (the "Faulding Royalty") and cash of $1,040,000 was

                 NaPro BioTherapeutics, Inc. and Subsidiaries

6.  Stockholders' Equity (continued)

received by NaPro. Under the Faulding Royalty, NaPro would have been obligated to pay Faulding 4% of NaPro's sales price on the first 100,000 grams of paclitaxel it sold to third parties for commercial use. The cost of eliminating the Faulding Royalty was expensed, and was separately reflected in the statement of operations for the year ended December 31, 1994.

Preferred Stock Private Placement

In July 1995, NaPro closed a private placement of 638,750 shares of Convertible Preferred Stock, Series A (the "US Preferred") of NaPro BioTherapeutics, Inc., for net proceeds of $4,268,000.

In July and August 1995, NaPro closed a private placement of 725,513 shares of Exchangeable Preferred Stock, Series A (the "Canadian Preferred") of NaPro's Canadian subsidiary, NaPro BioTherapeutics (Canada), Inc. ("NaPro Canada"), for net proceeds of $5,959,000.

The U.S. Preferred has a liquidation preference of $8.00 per share and is immediately convertible into common stock of NaPro on a share-for-share basis at the option of the holder. The U.S. Preferred may be redeemed by NaPro at its liquidation value beginning one year after issuance if the average trading price for the NaPro common stock over a 20 trading day period has equaled or exceeded $16.00 and beginning three years after issuance if such trading price has equaled or exceeded $10.00. Holders may elect to convert their U.S. Preferred into common stock of NaPro at any time prior to 15 business days before the date fixed for redemption. The U.S. Preferred also may be redeemed at any time after September 30, 2000 at the option of the holder. NaPro may elect to pay the redemption price by issuing its common stock valued at 95% of its then market price. The U.S. Preferred has one vote per share.

The Canadian Preferred has a liquidation preference of CD$11.00 per share and may be exchanged for common stock of NaPro on a share-for-share basis at any time after December 1, 1995. NaPro has the option to acquire the Canadian Preferred at its liquidation value beginning one year after issuance if the average trading price for the NaPro common stock over a 20 trading day period has equaled or exceeded the equivalent of CD$22.00 and beginning three years after issuance if such trading price has equaled or exceeded the equivalent of CD$13.75. Holders may elect to exchange their Canadian Preferred for common stock of NaPro at any time prior to 15 business days prior to the date fixed for NaPro to acquire the shares under the foregoing option. Holders have the option to require NaPro to purchase the Canadian Preferred for its liquidation preference at any time after September 30, 2000. NaPro may elect to pay the purchase price of the Canadian Preferred by issuing its common stock valued at 95% of its then market price. The Canadian Preferred is entitled to one vote per share in NaPro Canada.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

6. Stockholders' Equity (continued)

At December 31, 1996, a total of 513,750 shares of the U.S. Preferred had been converted into 513,750 shares of common stock of NaPro and 266,421 shares of the Canadian Preferred had been exchanged for 266,421 shares of common stock of NaPro.

NaPro registered under the Securities Act of 1933 the resale of shares of its common stock issued upon conversion of the U.S. Preferred or exchange of the Canadian Preferred. Neither the U.S. Preferred nor the Canadian Preferred has any dividend requirement.

Public Offering of Common Stock

In August 1996 NaPro closed a public offering of 1,790,000 shares of its common stock, including 190,000 shares issued to cover over allotments, which resulted in net proceeds of $13,786,000 to the Company.

Stockholder Rights Plan

In November 1996, NaPro adopted a Stockholder Rights Plan and distributed a dividend of one Right to purchase one one-hundredth of a share of a new series of junior participating preferred stock for each share of NaPro common stock. The objective of the Rights Plan is to secure for stockholders the long term value of their investment and to protect stockholders from coercive takeover attempts by strongly encouraging anyone seeking to acquire NaPro to negotiate with its Board of Directors. The adoption of the Rights Plan was not in response to any hostile takeover proposal or any other recent events.

The Rights trade with common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 20% or more of common stock. In certain events after the Rights become exercisable they will entitle each holder, other than the acquiror, to purchase, at the Rights' then current exercise price (currently set at $60), a number of shares of common stock having market value of twice the Right's exercise price or a number of the acquiring company's common shares having a market value at the time of twice the Rights' exercise price. For example, in the event of an acquisition of greater than 20% of the Company's stock without approval of the NaPro Board of Directors, the Company's stockholders (other than the 20% acquiror) would have the right to purchase $120 worth of stock for $60. A stockholder would have one such right for each share of stock held at the time the rights become exercisable.

NaPro may amend the Rights except in certain limited respects or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

7. Common Stock Warrants and Options

Common Stock Warrants

NaPro has granted warrants to purchase shares of its common stock. The following summarizes warrant activity:

                                                                     Exercise        Expiration
                                                   Warrants            Price           Dates
                                                   --------            -----           -----
      Outstanding at December 31, 1994             2,610,446        $0.075-$9.37     1996-2004
      Granted                                              -
      Exercised
                                                   ---------
      Outstanding at December 31, 1995             2,610,446        $0.075-$9.37     1997-2004
      Granted                                              -
      Exercised                                    2,072,007         $5.00-$9.37     1996-1998
                                                   ---------
      Outstanding at December 31, 1996               538,439        $0.075-$7.50     1997-2004
                                                   =========

Nonplan Stock Options

In November 1990, Pacific Biotechnology, Inc. ("PB"), one of the Company's predecessors, granted options to purchase 613,333 shares (reduced to 199,233.6 shares in September 1991) of its common stock to two officers. The exercise price is $.1875 per share and the options are fully exercisable during the period from January 1, 1992 to December 31, 1999. In December 1991, when NaPro acquired all of the outstanding common stock of PB, all options to purchase PB common stock were exchanged for options to purchase 159,467 shares of NaPro's common stock under the same terms as the PB options. In January 1994, the Company granted to the four outside directors of the Company 27,000 nonplan options to purchase shares of common stock which are immediately exercisable at a price of $2.40 and which expire in January 2004.

The 1993 Stock Option Plan

During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the "Plan") to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provides for option grants designated as either nonqualified or incentive stock options. The Plan provides for the issuance of up to 146,667 shares of NaPro's common stock. The initial term of the Plan is ten years, and the maximum option exercise period shall be no more than ten years from the date of grant. The term of options for 667 or more shares is eight years, and the term of options for fewer than 667 shares is five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan is equal to the fair market value of NaPro's common stock.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

7. Common Stock Warrants and Options (continued)

1994 Long-Term Performance Incentive Plan

In July 1994, NaPro's stockholders approved the 1994 Long-Term Performance Incentive Plan (the "Incentive Plan"). An aggregate of 375,000 shares were authorized for issuance under the Incentive Plan, increased to 875,000 shares with stockholders' approval in July 1996. The Incentive Plan provides for granting to employees and other key individuals who perform services for NaPro ("Participants") the following types of incentive awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the Incentive Plan. In addition, each person who is not an employee of NaPro or one of its subsidiaries and who is elected or re-elected as a director of NaPro by the stockholders at any annual meeting of stockholders commencing with the 1994 annual meeting, and, if first elected or appointed other than at an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a nonqualified option to purchase 5,000 shares of the Company's common stock. In July 1996 the stockholders increased this option provision from 5,000 to 10,000 shares.

The following summarizes stock option activity and balances:

                                                                                        Weighted
                                                                                         Average
                                                         Stock           Exercise       Exercise
                                                        Options            Price          Price
                                                        -------            -----          -----
      Outstanding at December 31, 1994                 364,134          $.19 - 6.00
      Granted                                          241,792         6.25 - 11.75
      Canceled                                          (6,667)                2.40
      Exercised                                        (31,652)          .75 - 2.40
                                                       --------
      Outstanding at December 31, 1995                 567,607          .19 - 11.75
      Granted                                          440,700         7.13 - 11.13       $8.28
      Canceled                                          (5,500)        6.00 - 10.13        8.57
      Exercised                                        (21,418)          .75 - 6.57        3.11
                                                       --------

      Outstanding at December 31, 1996                  981,389          .19 - 11.75       6.55
                                                       ========

The weighted-average fair value of options granted during 1996 was $4.94. Exercisable shares at December 31, 1996 were 353,613 with a weighted-average exercise price of $3.56. The weighted-average remaining contractual life of the outstanding options was 8.2 years.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

7. Common Stock Warrants and Options (continued)

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("Statement 123"). Statement 123 is applicable to fiscal years beginning after December 15, 1995 and gives the option to either follow fair value accounting or to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. NaPro has elected to continue to follow APB No. 25 and related interpretations in accounting for its employee stock options.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996 respectively: risk-free interest rate range of 5.64% to 6.89%; no expected dividend; volatility factor of .58; and an estimated expected life range of four to six years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                         1995               1996
                                         ----               ----
Pro forma net loss                   $(4,183,000)       $(7,610,000)
                                     ============       ============

Pro forma loss per share             $     (0.52)       $     (0.76)
                                     ============       ============


Statement 123 is applicable only to options granted subsequent to December 31, 1994. Because options vest over periods of up to four years, the pro forma effect of the Statement will not be fully reflected until 1998.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

8.  Strategic Alliances

NaPro has entered into strategic alliances with two pharmaceutical companies, Faulding and IVAX, that have the capabilities to obtain commercial approval for NaPro's paclitaxel and to establish NaPro's paclitaxel as a major product in the market. These strategic partners have assumed responsibility for funding the cost of all aspects of the required clinical and regulatory processes in their respective markets, procedures that would be too costly for NaPro to undertake.

The Faulding Agreement

In 1992, NaPro entered into an initial 20 year exclusive agreement with Faulding, which was amended in June 1993, January 1994 and March 1995 (the "Faulding Agreement"), to develop and market paclitaxel in ten countries, including Australia, New Zealand, and much of Southeast Asia. The Faulding Agreement also grants Faulding the nonexclusive right to sell paclitaxel supplied by NaPro in certain countries in the Middle East. Pursuant to the Faulding Agreement, Faulding paid NaPro a $200,000 licensing fee and also provided NaPro $1,100,000 of advances. These amounts were converted into notes payable upon the delivery by NaPro of the corresponding value of paclitaxel (see
Note 3).

The Faulding Agreement provides that NaPro shall supply all of Faulding's requirements for paclitaxel. NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's original sales price for paclitaxel supplied for commercial use. In addition, pursuant to the original Faulding Agreement, NaPro would have been obligated to pay Faulding a royalty of up to 4% on the first 100,000 grams of paclitaxel sold to third parties for commercial use. However, in 1994, NaPro exercised its right to eliminate this royalty under the Faulding Agreement by paying Faulding $1 million (see Notes 3 and 6).

The IVAX Agreement

In June 1993, NaPro entered into an initial 20 year exclusive agreement with IVAX to develop and market paclitaxel in the United States, Europe, Japan and the rest of the world not covered by the Faulding Agreement, with the exception of the former Soviet Union countries, China, certain countries in the Middle East, and the Vatican, territories to which IVAX has nonexclusive rights. Simultaneously with entering into the IVAX Agreement, IVAX made a $3 million equity investment in NaPro for 19.8% of NaPro's then outstanding common stock (see Note 6).

The IVAX Agreement provides that NaPro shall supply all of IVAX's requirements for paclitaxel. NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a manufacturing payment plus a percentage of IVAX's sales profit (as defined by the agreement) for paclitaxel sold for commercial uses.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

8.  Strategic Alliances (continued)

The PBI Agreement

In March 1994, NaPro entered into a ten-year initial-term contract with Pacific Biotechnol ogies, Inc. ("PBI"), a subsidiary of PRT, one of the largest reforestation companies in Canada (the "PBI Agreement"). Under the PBI Agreement, PBI is planting and maintaining a plantation of yew trees and bushes designed to provide NaPro with a long-term renewable supply of Taxus biomass. Pursuant to such agreement, NaPro is obligated to pay PBI an annual fee equal to its cost in performing its obligations under the agreement plus overhead and a specified profit.

NaPro applied $1,500,000 of the net proceeds of its August 1994 initial public offering to prepay in full, at a discount, all fees, interest thereon, and all other amounts accrued through December 31, 1995.

9. Commitments and Contingencies

Operating Leases

NaPro has executed noncancelable operating lease agreements for office, research and production facilities. As of December 31, 1996, future minimum lease payments under noncancelable operating lease agreements are as follows:

     1997                               $  554,000
     1998                                  499,000
     1999                                  511,000
     2000                                  438,000
                                        ----------
     Total                              $2,002,000
                                        ==========

Rent expense for the years ended December 31, 1994, 1995 and 1996 amounted to $146,000, $262,000 and $564,000, respectively.

Intellectual Property Contingency

NaPro's intellectual property is a key asset. NaPro's intellectual property rights are subject to legal challenge. Such rights are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. A number of other entities have developed technologies that may be related to NaPro's technology. Many of these entities are larger and have significantly greater resources than NaPro. Some of the technologies may conflict with NaPro's technologies, and therefore increase the potential of legal challenge.

                 NaPro BioTherapeutics, Inc. and Subsidiaries

9.  Commitments and Contingencies (continued)

NaPro relies on trade secret protection for its confidential and proprietary information. There can be no assurance that competitors or potential competitors of NaPro will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to NaPro's trade secrets or disclose such technology, or that NaPro can meaningfully protect its trade secrets.

Faulding - Bristol-Myers Squibb Litigation

NaPro's customer, Faulding, distributes a paclitaxel-based drug in Australia. Faulding's main competitor in the Australian market, Bristol-Myers Squibb, has brought legal action against Faulding on the basis of infringement of certain Bristol-Myers Squibb patents, which Faulding is claiming are invalid in a separate suit. Based upon its review of the prior art and its discussions with Faulding, NaPro management believes the Bristol-Myers Squibb action will be successfully resisted.

Uncertainty Over the Selling Price Under the Faulding Agreement

Under the Faulding Agreement (see Note 8), NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's sales price for paclitaxel supplied for commercial use. NaPro recognizes the corresponding revenue at the time of shipment of paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. However, Faulding may or may not use the paclitaxel in accordance with the original intent indicated on its purchase orders. Additionally, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro. On or about April 30, 1997, Faulding will communicate to NaPro the final amount of sales, and an adjustment will be calculated, which may either increase or decrease NaPro's revenue from sales of products to Faulding for 1996 and 1997.

Raw Materials Purchase Commitments

NaPro has committed to purchase approximately $1,500,000 of raw materials in 1997.

10.  Retirement Plan

During 1996 NaPro adopted a defined contribution retirement plan for its employees established in accordance with the provisions of Internal Revenue Code section 401(k) (the "Plan"). Employees over the age of 17 are eligible to participate in the Plan on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12 continuous month period.

Participants may contribute up to 15% of their pay to the Plan. NaPro may make additional contributions to the Plan on behalf of the participants in the form of cash or in shares of

                 NaPro BioTherapeutics, Inc. and Subsidiaries

10.  Retirement Plan (continued)

NaPro's common stock. In 1996, NaPro elected to match 50% of the first $2,000 in contributions of each participating employee as of December 31, 1996 with NaPro common stock totaling $28,000.

11.  Subsequent Event

Related Party Transaction

In January 1997 NaPro repurchased 74,550 shares of its common stock from a NaPro executive officer in exchange for the cancellation of indebtedness (including accrued interest of $192,000) owed by the officer to NaPro of $990,000.

                                Exhibit Index

Exhibit
Number     Description of Exhibit
-----      ----------------------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996.
3.2 Certificate of Designation for Convertible Preferred Stock, Series A. Incorporated herein by reference from the Company's Quarterly Report on Form10-Q filed with the Commission for the quarter ended June 30, 1995 (File No. 0-24320).
3.3 Certificate of Designation for Series B Junior Participating Preferred Stock. Incorporated herein by reference from the Company's November 8, 1996 Current Report Form 8-K (File No. 0-24320).
3.4 Bylaws of the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.1 Common Stock Certificate. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.2 Underwriter's Warrant Agreement. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.3 Warrant Agreement. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.4 Warrant Certificate. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
4.5 The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 through 3.4.
10.1* Company's 1993 Stock Option Plan. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.2* Company's 1994 Long-Term Performance Incentive Plan, as amended July 30, 1996.
10.3 Common Stock Warrant dated as of June 7, 1993 between the Company and Broadmark Capital Corporation. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.4 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Arthur D. Harrison. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.5 Stock Purchase Warrant dated as of June 7, 1993 between the Company and D&N Holding Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.6 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Kirkland & Ellis. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.7 Stock Purchase Warrant dated as of December 15, 1992 between the Company and Kirkland & Ellis. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.8 Stock Purchase Warrant dated as of June 3, 1992 between the Company and Herbert L Lucas. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.9 Stock Purchase Warrant dated as of June 3, 1992 between the Company and H.J. Meyers & Co., Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.10 Stock Purchase Warrant dated as of June 3, 1992 between the Company and Freshman, Marantz, Orlanski, Cooper, and Klein 1993 Investments. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.11 Stock Purchase Warrant dated as of April 30, 1993 between the Company and Pacific Regeneration Technologies, Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.12 Registration Agreement dated as of June 7, 1993 by and among the Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.13 Amended and Restated Stockholders Agreement dated as of May 31, 1994 by and among the Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.14 Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Leonard P. Shaykin. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.15* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Sterling K. Ainsworth. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.16* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Patricia A. Pilia. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.17* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.18* Company's Stock Option Agreement with Sterling K. Ainsworth. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.19* Company's Stock Option Agreement with Patricia A. Pilia. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.20 Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific

         BioTechnologies Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.21 Subscription Agreement dated as of April 29, 1993 between the Company and Pacific Regeneration Technologies. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.22 Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.23 Amendment No. 1 To Amended and Restated Master Agreement Dated January 19, 1994, executed as of March 23, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24320).
10.24 Agreement dated as of June 7, 1993 between the Company and Baker Norton Pharmaceuticals, Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
10.25 Lease dated February 28, 1995 between the Company and the Mutual Life of Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.26 Subscription Agreement and Investment Letter between the Company and NaPro BioTherapeutics (Canada), Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.27 Put/Call Agreement dated July 12, 1995 between the Company and the Purchasers of Series A Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.28 Side Letter dated July 21, 1995 to Put/Call Agreement. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.29 Engagement Letter dated February 16, 1995 between the Company and Capital West Partners. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.30 Subscription Agreement between the Company and the purchasers of Convertible Preferred Stock, Series A, of the Company. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.31 Purchase Agreement between the Company and certain purchasers of Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.32 Purchase Agreement between the Company and BPI Capital Management Corporation as to Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320).
10.33 Lease between the Company and Gunbarrel Facility L.L.C. dated October 16, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).
10.34 First Amendment to Lease November 27, 1995, between the Company and Gunbarrel Facility L.L.C. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).
10.35 Agreement between the Company and Pacific BioTechnologies Inc. dated March 29, 1996. Incorporated herein by reference from the Company's Annual Report on Form10-K for the year ended December 31, 1995 (File No. 0-24320).
10.36 Culture Agreement dated March 1, 1996 between Zelenka Nursey, Inc. ("Zelenka") and the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051).
10.37 Agreement for Sale, Harvest and Storage of Nursey Stock dated May 1, 1996 between Zelenka and the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051).
10.38 Culture Agreement dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to this agreement, and accordingly, certain language has been redacted.
10.39 Lease Agreement dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to this agreement, and accordingly, certain language has been redacted.
10.40 Agreement for Sale, Harvest and Storage of Nursey Stock dated as of March 1, 1997 between Zelenka and the Company. The Company is filling with the Commission a Confidential Treatment Request with respect to this agreement, and accordingly, certain language has been redacted.
21.1 List of Subsidiaries. Incorporated herein by reference from the Registration Statement of the Company on Form S-1, filed with the Commission on May 20, 1996 (File No. 33-78016).
23.1     Consent of Ernst & Young LLP, Independent Auditors.
24.1     Powers of Attorney
27.1     Financial Data Schedule.
*A management compensation plan.