Form 10-Q
period 1997-03-31
NAPRO BIOTHERAPEUTICS INC
filed 1997-05-15
CIK 891504

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                    Quarterly Report under Section 13 of the
                        Securities Exchange Act of 1934

                      For the quarter ended March 31,1997


                         Commission File Number 0-24320


                          NAPRO BIOTHERAPEUTICS, INC.


Incorporated in Delaware                                 IRS ID No. 84-1187753

                            6304 Spine Road, Unit A
                               Boulder, CO 80301
                                 (303) 530-3891


NaPro BioTherapeutics, Inc. ("NaPro" or "the Company") (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common stock as of April 18, 1997:

Common Stock, $.0075 par value                             11,971,537
Non-voting Common Stock, $.0075 par value                     395,000


Total number of pages in document--12

                          NaPro BioTherapeutics, Inc.

                               Table of Contents

                                                                            Page
Part I    Financial Information
     Consolidated Financial Statements

       Balance Sheet                                                           3

       Statement of Operations                                                 5

       Statement of Cash Flows                                                 6

       Notes to Consolidated Financial Statements                              7

     Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                8

     Quantitative and Qualitative Disclosures about Market Risk               10


Part II   Other Information

     Legal Proceedings                                                        11

     Changes in Securities                                                    11

     Defaults Upon Senior Securities                                          11

     Submission of Matters to a Vote of Security Holders                      11

     Other Information                                                        11

     Exhibits and Reports on Form 8-K                                         11

Signatures                                                                    12

                        Part I.  Financial  Information

Item 1.  Consolidated Financial Statements


                          NaPro BioTherapeutics, Inc.
                                 Balance Sheet
                                     Assets



                                      March 31,    December 31,
                                        1997           1996
                                    -------------  ------------
                                     (unaudited)
Current assets:

   Cash and cash equivalents         $ 2,885,000    $ 9,531,000
   Securities available for sale       2,661,000      2,669,000
   Securities held to maturity         3,265,000      2,567,000
   Accounts receivable                   433,000        662,000
   Inventory                           2,888,000      2,281,000
   Prepaid expense and other             627,000        500,000
                                     -----------    -----------
Total current assets                  12,759,000     18,210,000

Property and equipment, net            8,331,000      6,012,000
Restricted cash                          415,000        415,000
Receivables from related parties          18,000         18,000
Other assets                             466,000        366,000
                                     -----------    -----------
Total assets                         $21,989,000    $25,021,000
                                     ===========    ===========




                            See accompanying notes

                          NaPro BioTherapeutics, Inc.
                                 Balance Sheet
                     Liabilities and Stockholders' Equity

                                                                 March 31,    December 31,
                                                                   1997           1996
                                                               -------------  -------------
                                                                (unaudited)
Current liabilities:
   Accounts payable                                            $  1,606,000   $  1,763,000
   Payroll and payroll taxes                                        520,000        519,000
   Long term debt--current portion                                1,744,000      1,669,000
   Deferred revenue                                                  35,000         35,000
                                                               ------------   ------------
Total current liabilities                                         3,905,000      3,986,000

Long term debt                                                      589,000        751,000
                                                               ------------   ------------

Total liabilities                                                 4,494,000      4,737,000

Minority interest                                                 3,715,000      3,715,000

Stockholders' equity
     Preferred stock, $.001 par value:
     Authorized shares--2,000,000
     Series A:
       Issued and outstanding shares--125,000
        in 1997 (unaudited) and 1996
        (preference in liquidation $1,000,000)                           --             --
     Non-voting common stock, convertible on disposition
      into voting common stock, $.0075 par value:
      Authorized shares--1,000,000 shares
      Issued and outstanding shares--395,000 in 1997
      (unaudited) and 595,000 in 1996                                 3,000          4,000
     Common stock, $.0075 par value:
      19,000,000 authorized 12,190,358 shares issued in
      1997 (unaudited), and 11,986,089 in 1996                       91,000         89,000
     Additional paid-in capital                                  44,710,000     44,670,000
     Notes receivable from stockholders                                  --       (985,000)
     Deficit                                                    (28,350,000)   (25,525,000)
     Treasury stock--218,838 shares in 1997 (unaudited) and
      144,288 in 1996                                            (2,674,000)    (1,684,000)
                                                               ------------   ------------
Total stockholders' equity                                       13,780,000     16,569,000
                                                               ------------   ------------
Total liabilities and stockholders' equity                     $ 21,989,000   $ 25,021,000
                                                               ============   ============

                            See accompanying notes

                          NaPro BioTherapeutics, Inc.

                            Statement of Operations
                                  (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           1997          1996
                                                       -----------    ------------
Sales                                                  $ 1,008,000    $    691,000
                                                       -----------    ------------

Expense:
   Research, development and cost of products sold       2,405,000       1,786,000
   General and administrative                            1,512,000         704,000
                                                       -----------    ------------
                                                         3,917,000       2,490,000
                                                       -----------    ------------

Operating loss                                          (2,909,000)     (1,799,000)

Other income/(expense):
   Interest income                                         166,000         100,000
   Interest and other expense                              (82,000)        (61,000)
                                                       -----------    ------------
Net loss                                               $(2,825,000)   $( 1,760,000)
                                                       ===========    ============

Loss per common share                                       $(0.24)         $(0.21)
                                                       ===========    ============

Weighted average shares outstanding                     11,791,892       8,382,332
                                                       ===========    ============




                            See accompanying notes.

                          NaPro BioTherapeutics, Inc.

                            Statement of Cash Flows
                                  (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                           1997           1996
                                                       -------------  ------------
Operating activities
Net loss                                                $(2,825,000)  $(1,760,000)
Adjustments to reconcile net loss to net cash
       used by operating activities:
   Depreciation and amortization                            221,000       116,000
   Compensation for common stock and options                     --         2,000
   Loss on retirement of assets                                  --        15,000
   Changes in operating assets and liabilities:
       Accounts receivable                                  229,000      (134,000)
       Inventory                                           (607,000)     (235,000)
       Prepaid expense and other assets                    (227,000)      (24,000)
       Accounts payable                                    (158,000)      (52,000)
       Accrued liabilities                                   37,000       (26,000)
       Deferred revenue                                          --       (36,000)
                                                        -----------   -----------
Net cash used by operating activities                    (3,330,000)   (2,134,000)
Investing activities
   Transfer of restricted cash                                   --       (54,000)
   Additions to property and equipment                   (2,521,000)     (138,000)
   Purchase of securities held to maturity               (3,500,000)           --
   Proceeds from securities held to maturity              2,800,000            --
                                                        -----------   -----------
Net cash used by investing activities                    (3,221,000)     (192,000)
Financing activities
   Proceeds from notes payable                               80,000       208,000
   Payments under notes payable                            (175,000)      (98,000)
   Proceeds from sale of common stock                            --         6,000
                                                        -----------   -----------
Net cash (used by) provided by financing activities         (95,000)      116,000
                                                        -----------   -----------
Net decrease in cash and cash equivalents                (6,646,000)   (2,210,000)
Cash and cash equivalents at beginning of period          9,531,000     7,133,000
                                                        -----------   -----------
Cash and cash equivalents at end of period              $ 2,885,000   $ 4,923,000
                                                        ===========   ===========




                            See accompanying notes.

                          NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                  (Unaudited)


1.   Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the NaPro Annual Report on Form 10-K for the year ended December 31, 1996.


2.   Inventory                    March 31,  December 31,
                                    1997        1996
                                  ----------  ----------

 Raw materials                    $  736,000  $  495,000
 Work-in-process                     365,000     449,000
 Finished goods                    1,787,000   1,337,000
                                  ----------  ----------
                                  $2,888,000  $2,281,000
                                  ==========  ==========
3.   Cash Flow Supplemental Disclosures
                                                              Three Months Ended
              March 31,                                        1997        1996
                                                            ----------  ----------
 Interest paid                                              $   73,000  $   41,000

 Noncash transactions:
 Repurchase of common stock into treasury                      990,000          --
 Notes and related interest receivable from stockholders            --      16,000
 Issuance of common stock--compensation                         40,000          --

4.   Common Stock

In January 1997 NaPro repurchased 74,550 shares of its common stock from a NaPro executive officer in exchange for the cancellation in indebtedness (including accrued interest $192,000) owed by the officer to NaPro of $990,000.

In January 1997 F.H. Faulding & Co., Ltd. converted 200,000 shares of NaPro nonvoting common stock to voting common stock.

In February 1997, NaPro issued 4,268 shares of stock to certain officers and other key employees for compensation granted by the NaPro Board of Directors and recorded in November 1995. This represented one-half of the compensation granted, the remainder to vest in February 1998.

5.   Loss per Share

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, NaPro will be required to change the method currently used to compute loss per share and to restate all prior periods. Under the new requirements for calculating basic loss per share, stock options will continue to be excluded. The expected impact of Statement No. 128 on these periods is not expected to be material.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

General

NaPro is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yes (Taxus) trees. The Company's paclitaxel is referred to herein as "NBT Paclitaxel."

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIP/TM/) technology for producing NBT paclitaxel. NaPro is currently dependent exclusively on sales of NBT paclitaxel for revenue. To advance the development and commercialization of NBT Paclitaxel, NaPro has entered into 20-year, exclusive agreements with each of F.H. Faulding & Co., Ltd. ("Faulding") and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation ("IVAX" and together with Faulding, the "Strategic Partners") for the clinical development, sales, marketing and distribution of NBT Paclitaxel. Through March 31, 1997, NaPro's production of NBT paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant operating losses, including operating losses of approximately $6 million, $4.3 million and $7.1 million for the years ended December 31, 1994, 1995 and 1996, respectively, and $2.9 million for the quarter ended March 31, 1997, resulting in an accumulated deficit of $28.4 million as of March 31, 1997. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research-and-development activities. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations. NaPro believes that its ability to generate such revenue depends primarily on the ability of its Strategic Partners to obtain regulatory approval in the U.S. for the commercial sale of NBT paclitaxel, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NBT paclitaxel sufficient to supply the Strategic Partners' requirements for commercial sales. Moreover, NaPro's future growth and profitability will depend on the success of the Strategic Partners in fostering acceptance in the oncological market for NBT paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents.

Results of Operations

Three months ended March 31, 1997 compared to the three months ended March 31,
------------------------------------------------------------------------------
1996  Revenue for the three months ended March 31, 1997 was $1 million,
----
representing an increase of $300,000 from the three months ended March 31, 1996. The increase related primarily to the timing of product shipments. Shipments to Faulding and IVAX may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company and changes in approved markets. This quarter to quarter variability will continue until stable commercial demand has been established for the product in one of the Company's major markets.

Research and development and cost of products sold expense for the three months ended March 31, 1997 was $2.4 million, representing an increase of $600,000 from the three months ended March 31, 1996. The increase resulted from an increase in the level of process development and research expense as well as higher production cost. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense.

General and administrative expense for the three months ended March 31, 1997 was $1.5 million, an increase of $800,000 from the three months ended March 31, 1996. The increase is primarily attributable to an increase in administrative and support staff and accrued legal expense.

Interest income for the three months ended March 31, 1997 was $200,000, representing an increase of $100,000 from the three months ended March 31, 1996. The increase is attributable to increased cash balances associated with the completion of the Company's offering of common stock in August 1996 and its warrant call completed in June 1996 (See Liquidity and Capital Resources).

Interest and other expense for the three months ended March 31, 1997 was $100,000, approximately unchanged from the three months ended March 31, 1996.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At March 31, 1997, NaPro had working capital of $8.9 million. This compared to a working capital balance of $14.2 million as of December 31, 1996. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $22.8 million, on the exercise of warrants and options of $4.3 million, and on capital leases, loans and advances from its stockholders and the Strategic Partners.

Cash and cash equivalents totaled $2.9 million at March 31, 1997. During the first three months of 1997, cash used by operating, investing, and financing activities totaled $3.3 million, $3.2 million and $100,000, respectively. In addition, NaPro had securities held to maturity available of $3.3 million, with maturity dates ranging from April 1997 to June 1997 and securities available for sale of $2.7 million, with maturity dates ranging from December 1997 to May 1998.

NaPro expended $2.5 million for capital projects during the first three months of 1997. In 1997, NaPro expects to invest capital in property, plant, and equipment, primarily to expand its plantation operations, to complete the large scale commercial EIP/TM/ manufacturing facility in Boulder and to upgrade and expand its extraction manufacturing capabilities.

NaPro anticipates a significant increase in capital expenditures and operations in 1997 in anticipation of possible approval of the New Drug Application filed with the U.S. Food and Drug Administration. Therefore, NaPro needs to obtain additional capital during the year. If NaPro is not successful in attracting capital, it will need to reduce significantly the scope of capital expenditures and operations.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not applicable.

                           Part II--Other Information

Item 1.  Legal Proceedings

On May 14, 1997, the Bristol-Myers Squibb Company was issued a European Patent. The claims of this European Patent relate to certain methods of treatment with paclitaxel. On the same day, NaPro BioTherapeutics instituted revocation proceedings in the United Kingdom against this European Patent as issued in the U.K. and a separate but related British Patent also owned by Bristol Myers Squibb. The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to these patents. Because of the early stage of the revocation proceedings, and issues regarding the scope and validity of these patents, the Company cannot assess the impact which these patents may have on the Company's business.

Item 2.  Changes in Securities  None.

Item 3.  Defaults upon Senior Securities.     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.    None.

Item 5.  Other Information.

Special Note Regarding Forward-looking Statements.

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, NaPro or persons acting on its behalf sometimes may make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives or future economic prospects, such as matters relative to availability of raw materials; plant completion and approval; completion of clinical trials and regulatory filings; prospects for and timing of regulatory approvals; need for and availability of additional capital; amount and timing of capital expenditures; timing of product introductions and revenue; prospects for breaking even and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of NaPro to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse economic and general business conditions; competition from Bristol-Myers Squibb Company and other existing and new producers of paclitaxel and other drugs; technological advances to cancer treatment and drug development; ability to obtain rights to technology; ability to obtain raw materials and commercialize manufacturing processes; timing of regulatory filings relative to those of competitors; effectiveness of NBT Paclitaxel and other pharmaceuticals developed by NaPro in treating disease; results of research and development activities; business abilities and judgment of management and other personnel; availability of qualified personnel; changes in and compliance with governmental regulations; effect of financial market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies; performance of NaPro's strategic partners of obligations under existing agreements; the financial health of NaPro's strategic partners; and other factors referred to as risk factors in NaPro's August 1, 1996 Prospectus.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

Exhibit
Number   Description of Exhibit
------   ----------------------
27.1     Financial Data Schedule

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.


                              NaPro BioTherapeutics, Inc.



May 15, 1997                  /s/ Sterling K. Ainsworth

                              Sterling K. Ainsworth
                              President and Chief Executive Officer
                              (Principal Executive Officer)



May 15, 1997                  /s/ Gordon Link

                              Gordon Link
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)