Form 10-K/A
period 1996-12-31
NAPRO BIOTHERAPEUTICS INC
filed 1997-06-05
CIK 891504

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-K/A

(Mark One)

     X    Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the Year Ended December 31, 1996, or:
          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____ to _____

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

Incorporated by reference in Part III of this report is the information contained in the NaPro Proxy Statement for the 1997 Annual Meeting of Stockholders.

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

Exhibits and Reports on Form 8-K

NaPro filed a November 8, 1996, Current Report Form 8-K reporting the adoption of a Stockholder Rights Plan.

Exhibit
Number    Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996 (1)
3.2 Certificate of Designation for Convertible Preferred Stock, Series A. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 1995 (File No. 0-24320) (1)
3.3 Certificate of Designation for Series B Junior Participating Preferred Stock. Incorporated herein by reference from the Company's November 8, 1996 Current Report Form 8-K (File No. 0-24320) (1)
3.4 Bylaws of the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.1 Common Stock Certificate. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.2 Underwriter's Warrant Agreement. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.3 Warrant Agreement. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.4 Warrant Certificate. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.5 The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 through 3.4 (1)
10.1* Company's 1993 Stock Option Plan. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.2* Company's 1994 Long-Term Performance Incentive Plan, as amended July 30, 1996 (1)
10.3 Common Stock Warrant dated as of June 7, 1993 between the Company and Broadmark Capital Corporation. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.4 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Arthur D. Harrison. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.5 Stock Purchase Warrant dated as of June 7, 1993 between the Company and D&N Holding Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.6 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Kirkland & Ellis. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.7 Stock Purchase Warrant dated as of December 15, 1992 between the Company and Kirkland & Ellis. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.8 Stock Purchase Warrant dated as of June 3, 1992 between the Company and Herbert L Lucas. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.9 Stock Purchase Warrant dated as of June 3, 1992 between the Company and H.J. Meyers & Co., Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.10 Stock Purchase Warrant dated as of June 3, 1992 between the Company and Freshman, Marantz, Orlanski, Cooper, and Klein 1993 Investments. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.11 Stock Purchase Warrant dated as of April 30, 1993 between the Company and Pacific Regeneration Technologies, Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.12 Registration Agreement dated as of June 7, 1993 by and among the Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.13 Amended and Restated Stockholders Agreement dated as of May 31, 1994 by and among the Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.14* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Leonard P. Shaykin. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.15* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Sterling K. Ainsworth. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.16* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Patricia A. Pilia. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.17* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.18* Company's Stock Option Agreement with Sterling K. Ainsworth. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.19* Company's Stock Option Agreement with Patricia A. Pilia. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.20 Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific BioTechnologies Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.21 Subscription Agreement dated as of April 29, 1993 between the Company and Pacific Regeneration Technologies. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.22 Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.23 Amendment No. 1 to Amended and Restated Master Agreement Dated January 19, 1994, executed as of March 23, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24320) (1)
10.24 Agreement dated as of June 7, 1993 between the Company and Baker Norton Pharmaceuticals, Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.25 Lease dated February 28, 1995 between the Company and the Mutual Life of Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.26 Subscription Agreement and Investment Letter between the Company and NaPro BioTherapeutics (Canada), Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.27 Put/Call Agreement dated July 12, 1995 between the Company and the Purchasers of Series A Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.28 Side Letter dated July 21, 1995 to Put/Call Agreement. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.29 Engagement Letter dated February 16, 1995 between the Company and Capital West Partners. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.30 Subscription Agreement between the Company and the purchasers of Convertible Preferred Stock, Series A, of the Company. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.31 Purchase Agreement between the Company and certain purchasers of Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.32 Purchase Agreement between the Company and BPI Capital Management Corporation as to Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.33 Lease between the Company and Gunbarrel Facility L.L.C. dated October 16, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320) (1)
10.34 First Amendment to Lease dated November 27, 1995, between the Company and Gunbarrel Facility L.L.C. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No.
          0-24320) (1)
10.35 Agreement between the Company and Pacific BioTechnologies Inc. dated March 29, 1996. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320) (1)
10.36 Culture Agreement dated March 1, 1996 between Zelenka Nursery, Inc. ("Zelenka") and the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051) (1)
10.37 Agreement for Sale, Harvest and Storage of Nursery Stock dated May 1, 1996 between Zelenka and the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051) (1)
10.38 Culture Agreement dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to certain portions of this agreement, and accordingly, certain portions have been omitted from the agreement and filed separately with the Commission.
10.39 Lease Agreement dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to certain portions of this agreement, and accordingly, certain portions have been omitted from the agreement and filed separately with the Commission.
10.40 Agreement for Sale and Purchase of Nursery Stock dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to certain portions of this agreement, and accordingly, certain portions have been omitted from the agreement and filed separately with the Commission.
21.1 List of Subsidiaries. Incorporated herein by reference from the Registration Statement of the Company on Form S-1, filed with the Commission on May 20, 1996 (File No. 33-78016) (1)
23.1      Consent of Ernst & Young LLP, Independent Auditors (1)
24.1      Powers of Attorney (1)
27.1      Financial Data Schedule (1)


* A management compensation plan.
(1) Previously filed.

                              Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPRO BIOTHERAPEUTICS, INC.



By: /s/ Gordon H. Link, Jr.
     Gordon H. Link, Jr.
     Chief Financial Officer

Date: June 5, 1997

EXHIBIT INDEX

Exhibit
Number    Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996 (1)
3.2 Certificate of Designation for Convertible Preferred Stock, Series A. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 1995 (File No. 0-24320) (1)
3.3 Certificate of Designation for Series B Junior Participating Preferred Stock. Incorporated herein by reference from the Company's November 8, 1996 Current Report Form 8-K (File No. 0-24320) (1)
3.4 Bylaws of the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.1 Common Stock Certificate. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.2 Underwriter's Warrant Agreement. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.3 Warrant Agreement. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.4 Warrant Certificate. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
4.5 The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 through 3.4 (1)
10.1* Company's 1993 Stock Option Plan. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.2* Company's 1994 Long-Term Performance Incentive Plan, as amended July 30, 1996 (1)
10.3 Common Stock Warrant dated as of June 7, 1993 between the Company and Broadmark Capital Corporation. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.4 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Arthur D. Harrison. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.5 Stock Purchase Warrant dated as of June 7, 1993 between the Company and D&N Holding Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.6 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Kirkland & Ellis. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.7 Stock Purchase Warrant dated as of December 15, 1992 between the Company and Kirkland & Ellis. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.8 Stock Purchase Warrant dated as of June 3, 1992 between the Company and Herbert L Lucas. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.9 Stock Purchase Warrant dated as of June 3, 1992 between the Company and H.J. Meyers & Co., Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.10 Stock Purchase Warrant dated as of June 3, 1992 between the Company and Freshman, Marantz, Orlanski, Cooper, and Klein 1993 Investments. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.11 Stock Purchase Warrant dated as of April 30, 1993 between the Company and Pacific Regeneration Technologies, Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.12 Registration Agreement dated as of June 7, 1993 by and among the Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.13 Amended and Restated Stockholders Agreement dated as of May 31, 1994 by and among the Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.14* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Leonard P. Shaykin. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.15* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Sterling K. Ainsworth. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.16* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Patricia A. Pilia. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.17* Amended and Restated Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and Lawrence Helson. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.18* Company's Stock Option Agreement with Sterling K. Ainsworth. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.19* Company's Stock Option Agreement with Patricia A. Pilia. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.20 Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific BioTechnologies Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.21 Subscription Agreement dated as of April 29, 1993 between the Company and Pacific Regeneration Technologies. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.22 Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.23 Amendment No. 1 to Amended and Restated Master Agreement Dated January 19, 1994, executed as of March 23, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24320) (1)
10.24 Agreement dated as of June 7, 1993 between the Company and Baker Norton Pharmaceuticals, Inc. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016) (1)
10.25 Lease dated February 28, 1995 between the Company and the Mutual Life of Canada. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.26 Subscription Agreement and Investment Letter between the Company and NaPro BioTherapeutics (Canada), Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.27 Put/Call Agreement dated July 12, 1995 between the Company and the Purchasers of Series A Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.28 Side Letter dated July 21, 1995 to Put/Call Agreement. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.29 Engagement Letter dated February 16, 1995 between the Company and Capital West Partners. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.30 Subscription Agreement between the Company and the purchasers of Convertible Preferred Stock, Series A, of the Company. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.31 Purchase Agreement between the Company and certain purchasers of Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.32 Purchase Agreement between the Company and BPI Capital Management Corporation as to Preferred Shares of NaPro BioTherapeutics (Canada) Inc. Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-24320) (1)
10.33 Lease between the Company and Gunbarrel Facility L.L.C. dated October 16, 1995. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320) (1)
10.34 First Amendment to Lease dated November 27, 1995, between the Company and Gunbarrel Facility L.L.C. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No.
          0-24320) (1)
10.35 Agreement between the Company and Pacific BioTechnologies Inc. dated March 29, 1996. Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320) (1)
10.36 Culture Agreement dated March 1, 1996 between Zelenka Nursery, Inc. ("Zelenka") and the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051) (1)
10.37 Agreement for Sale, Harvest and Storage of Nursery Stock dated May 1, 1996 between Zelenka and the Company. Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051) (1)
10.38 Culture Agreement dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to certain portions of this agreement, and accordingly, certain portions have been omitted from the agreement and filed separately with the Commission.
10.39 Lease Agreement dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to certain portions of this agreement, and accordingly, certain portions have been omitted from the agreement and filed separately with the Commission.
10.40 Agreement for Sale and Purchase of Nursery Stock dated as of March 1, 1997 between Zelenka and the Company. The Company is filing with the Commission a Confidential Treatment Request with respect to certain portions of this agreement, and accordingly, certain portions have been omitted from the agreement and filed separately with the Commission.
21.1 List of Subsidiaries. Incorporated herein by reference from the Registration Statement of the Company on Form S-1, filed with the Commission on May 20, 1996 (File No. 33-78016) (1)
23.1      Consent of Ernst & Young LLP, Independent Auditors (1)
24.1      Powers of Attorney (1)
27.1      Financial Data Schedule (1)


* A management compensation plan.
(1) Previously filed.