Form 10-Q
period 1997-06-30
NAPRO BIOTHERAPEUTICS INC
filed 1997-08-14
CIK 891504

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                   Quarterly Report under Section 13 of the
                        Securities Exchange Act of 1934

                          QUARTER ENDED JUNE 30, 1997


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

The number of shares outstanding of each of the issuer's classes of common stock as of July 15, 1997:

Common Stock, $.0075 par value                       12,007,320
Non-voting Common Stock, $.0075 par value               395,000


Total number of pages in document--14

                          NaPro BioTherapeutics, Inc.

                               Table of Contents



Part I    Financial Information                                        Page

          Consolidated Financial Statements

            Balance Sheet                                               3

            Statement of Operations                                     5

            Statement of Cash Flows                                     6

            Notes to Consolidated Financial Statements                  7

          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   8

          Quantitative and Qualitative Disclosures about Market Risk   11


Part II   Other Information

          Legal Proceedings                                            11

          Changes in Securities                                        12

          Defaults Upon Senior Securities                              12

          Submission of Matters to a Vote of Security Holders          12

          Other Information                                            12

          Exhibits and Reports on Form 8-K                             13


Signatures                                                             14

                        Part I.  Financial  Information

Item 1.  Consolidated Financial Statements


                          NaPro BioTherapeutics, Inc.
                                 Balance Sheet
                                     Assets



                                      June 30,     December 31,
                                        1997           1996
                                    -------------  ------------
                                     (unaudited)



Current assets:
   Cash and cash equivalents         $ 2,150,000    $ 9,531,000
   Securities available for sale       1,189,000      2,669,000
   Securities held to maturity         1,073,000      2,567,000
   Restricted cash                     7,210,000             --
   Accounts receivable                   201,000        662,000
   Notes receivable                      566,000             --
   Inventory                           3,164,000      2,281,000
   Prepaid expense and other             481,000        500,000
                                     -----------    -----------
Total current assets                  16,034,000     18,210,000

Property and equipment, net           12,828,000      6,012,000
Restricted cash                          327,000        415,000
Receivable from related party             18,000         18,000
Other assets                           1,183,000        366,000
                                     -----------    -----------

Total assets                         $30,390,000    $25,021,000
                                     ===========    ===========




                            See accompanying notes

                          NaPro BioTherapeutics, Inc.
                                 Balance Sheet
                     Liabilities and Stockholders' Equity

                                                                  June 30,     December 31,
                                                                   1997           1996
                                                               -------------  -------------
                                                                (unaudited)


Current liabilities:
     Accounts payable                                          $  3,487,000   $  1,763,000
     Payroll and payroll taxes                                      450,000        519,000
     Long term debt--current portion                              1,885,000      1,669,000
     Deferred revenue                                                35,000         35,000
                                                               ------------   ------------
Total current liabilities                                         5,857,000      3,986,000

Senior convertible debt                                           9,161,000             --
Other long term debt                                                786,000        751,000
                                                               ------------   ------------

Total liabilities                                                15,804,000      4,737,000

Minority interest                                                 3,715,000      3,715,000

Stockholders' equity
     Preferred stock, $.001 par value:
     Authorized shares--2,000,000
     Series A:
      Issued and outstanding shares--125,000
      in 1997 (unaudited) and 1996
      (preference in liquidation $1,000,000)                             --             --
     Non-voting common stock, convertible on disposition
      into voting common stock, $.0075 par value:
      Authorized shares--1,000,000 shares
      Issued and outstanding shares--395,000 in 1997
      (unaudited) and 595,000 in 1996                                 3,000          4,000
     Common stock, $.0075 par value:
      19,000,000 authorized
      12,226,158 shares issued in 1997 (unaudited),
      and 11,986,089 in 1996                                         92,000         89,000
     Additional paid-in capital                                  46,043,000     44,670,000
     Notes receivable from stockholders                                  --       (985,000)
     Deficit                                                    (32,593,000)   (25,525,000)
     Treasury stock--218,838 shares in 1997 (unaudited) and
      144,288 in 1996                                            (2,674,000)    (1,684,000)
                                                               ------------   ------------
Total stockholders' equity                                       10,871,000     16,569,000
                                                               ------------   ------------
Total liabilities and stockholders' equity                     $ 30,390,000   $ 25,021,000
                                                               ============   ============

                            See accompanying notes

                          NaPro BioTherapeutics, Inc.
                            Statement of Operations
                                  (Unaudited)


                                          Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                           1997         1996          1997           1996
                                       -----------   -----------   -----------   ------------

Sales:
     To affiliate                      $        --   $   161,000   $        --   $    366,000
     Other sales                            91,000       609,000     1,099,000      1,095,000
                                       -----------   -----------   -----------   ------------
                                            91,000       770,000     1,099,000      1,461,000

Expense:
     Research, development and cost
          of products sold               2,622,000     1,404,000     5,027,000      3,190,000
     General and administrative          1,759,000       958,000     3,272,000      1,647,000
    (Gain)/loss on retirement of
          assets                          (218,000)           --      (218,000)        15,000
                                       -----------   -----------   -----------   ------------
                                         4,163,000     2,362,000     8,081,000      4,852,000
                                       -----------   -----------   -----------   ------------

Operating loss                          (4,072,000)   (1,592,000)   (6,982,000)    (3,391,000)

Other income/(expense):

     Interest and other income             122,000       106,000       288,000        206,000
     Interest and other expense           (292,000)    (  82,000)     (374,000)      (143,000)
                                       -----------   -----------   -----------   ------------
Net loss                               $(4,242,000)  $(1,568,000)  $(7,068,000)  $( 3,328,000)
                                       ===========   ===========   ===========   ============

Loss per common share                  $     (0.35)  $     (0.18)  $     (0.59)  $      (0.39)
                                       ===========   ===========   ===========   ============

Weighted average shares outstanding     11,978,530     8,514,093    11,964,109      8,448,213
                                       ===========   ===========   ===========   ============



                            See accompanying notes.

                          NaPro BioTherapeutics, Inc.

                            Statement of Cash Flows
                                  (Unaudited)



                                                          Six Months Ended
                                                              June 30,
                                                        1997           1996
                                                    -------------  ------------
Operating activities
Net loss                                            $ (7,068,000)  $(3,328,000)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                         623,000       291,000
   Compensation for common stock and options                  --         9,000
   (Gain)/loss on retirement of assets                  (218,000)       15,000
   Changes in operating assets and liabilities:
       Accounts receivable                               461,000      (649,000)
       Inventory                                        (882,000)     (477,000)
       Prepaid expense and other assets               (1,158,000)     (113,000)
       Accounts payable                                1,724,000       291,000
       Accrued liabilities                               (34,000)     (179,000)
       Deferred revenue                                       --       (36,000)
                                                    ------------   -----------
Net cash used by operating activities                 (6,552,000)   (4,176,000)

Investing activities
   Transfer of restricted cash                        (7,210,000)      124,000
   Additions to property and equipment                (7,235,000)   (1,641,000)
   Purchase of securities held to maturity            (3,500,000)           --
   Proceeds from securities available for sale         1,462,000            --
   Proceeds from securities held to maturity           5,076,000            --
                                                    ------------   -----------
Net cash used by investing activities                (11,407,000)   (1,517,000)

Financing activities
   Proceeds from notes payable                        10,879,000       407,000
   Payments under notes payable                         (344,000)     (175,000)
   Proceeds from sale of common stock                     43,000     3,178,000
                                                    ------------   -----------
Net cash provided by financing activities             10,578,000     3,410,000
                                                    ------------   -----------
Net decrease in cash and cash equivalents             (7,381,000)   (2,283,000)
Cash and cash equivalents at beginning of period       9,531,000     7,133,000
                                                    ------------   -----------
Cash and cash equivalents at end of period          $  2,150,000   $ 4,850,000
                                                    ============   ===========



                            See accompanying notes.

                          NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)


1.   Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the NaPro Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 financial statement presentation.

2.  Inventory                                             June 30,  December 31,
                                                             1997        1996
                                                         ----------  -----------

    Raw materials                                        $  647,000   $  495,000
    Work-in-process                                         350,000      449,000
    Finished goods                                        2,167,000    1,337,000
                                                         ----------  -----------
                                                         $3,164,000   $2,281,000
                                                         ==========  ===========

3.  Cash Flow Supplemental Disclosures
                                                            Six Months Ended
                                                                 June 30,
                                                            1997         1996
                                                        -----------  -----------
    Interest paid                                         $ 149,000   $   41,000

    Noncash transactions:
    Repurchase of common stock into treasury                990,000          --
    Notes and related interest receivable from stockholders     --        16,000
    Issuance of common stock for compensation previously
     accrued                                                 40,000          --

4.   Senior Convertible Debt

In June 1997 NaPro privately issued $10.3 million of senior convertible notes. The notes mature in June 2000 and bear interest at a rate of 5% per year. Interest on the notes may be paid in common stock or cash at NaPro's option. Initially, 50% of the notes are convertible into NaPro common stock at a price of $10.00 per share. Starting in October 1997, the notes are convertible into common stock at a discount (ranging from 5% to 10%) from the market price of the common stock during specified periods prior to the conversion. If not converted into common stock, upon maturity in June 2000, the notes will be exchanged for 13.75% 5-year debentures. As part of this transaction, NaPro has issued warrants to purchase up to 323,700 shares of common stock at $10.00, including warrants to purchase 33,700 shares of common stock that were issued to the placement agent. NaPro has filed a registration statement with the SEC for the resale of shares acquired on conversion of notes and exercise of warrants. The net proceeds of the notes totalled $9.6 million after the placement agent's fees, warrants and other offering cost. $7.2 million of the proceeds are restricted. The restricted amounts are released periodically between September 1 and December 31, 1997.

NaPro has accounted for the notes and the warrants in conformance with the guidelines of Discussion Matter D-60 of the FASB Emerging Issues Task Force. Of the notes issued, $300,000 were issued to the placement agent as half of the placement fee. The remaining half of the fee was paid in cash. The $600,000 placement fee has been capitalized in other assets as deferred issuance cost and is being amortized to interest expense over the life of the notes. A total of $1.1 million of the proceeds of the sale of the notes has been allocated to the conversion rights and credited to additional paid-in capital, resulting in a discount on the notes. The note discount is being amortized to interest expense over 180 days beginning June 4, 1997, the date of sale of the notes. The amortization period is based on the number of days until the investors are entitled to use a 10% discount upon conversion, the conversion rate most favorable to them.

The value of the 323,700 warrants issued in the transaction was estimated at $179,000. The amount was credited to additional paid-in capital and charged to a discount on the notes. This note discount is amortized to interest expense over the three-year life of the notes.

5.   Common Stock

In May 1997, a former NaPro consultant exercised its warrants to purchase 33,333 shares of voting common stock.

6.   Loss per Share

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, NaPro will be required to change the method currently used to compute loss per share and to restate all prior periods presented. Under the new requirements for calculating basic loss per share, stock options will continue to be excluded. The expected impact of Statement No. 128 on these periods is not expected to be material.

7.   Early Sale of Investment

In December 1996 NaPro purchased a $500,000 debt security that matured in June
1997 and was classified as hold-to-maturity.   NaPro sold that security in April
1997 to meet current cash requirements. There was no material gain or loss on the early sale of the security.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which NaPro's management believes is relevant to an assessment and understanding of NaPro's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in NaPro's Annual Report on Form 10-K for the year ended December 31, 1996.

General

NaPro is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees. The Company's paclitaxel is referred to herein as "NBT Paclitaxel."

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIP/TM/) technology for producing NBT paclitaxel. NaPro is currently dependent exclusively on sales of NBT paclitaxel for revenue. To advance the development and commercialization of NBT Paclitaxel, NaPro has entered into 20-year, exclusive agreements with each of F.H. Faulding & Co., Ltd. ("Faulding") and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation ("IVAX" and together with Faulding, the "Strategic Partners") for the clinical development, sales, marketing and distribution of NBT Paclitaxel. Through June 30, 1997, NaPro's production of NBT paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant operating losses, including operating losses of approximately $6 million, $4.3 million and $7.1 million for the years ended December 31, 1994, 1995 and 1996, respectively, and $7.1 million for the six months ended June 30, 1997, resulting in an accumulated deficit of $32.6 million as of June 30, 1997. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research-and-development activities. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations. NaPro believes that its ability to generate such revenue depends primarily on the ability of IVAX to obtain regulatory approval in the U.S. for the commercial sale of NBT paclitaxel, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NBT paclitaxel sufficient to supply the Strategic Partners' requirements for commercial sales. Moreover, NaPro's future growth and profitability will depend on the success of the Strategic Partners in fostering acceptance in the oncological market for NBT paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents.

Results of Operations

Three months ended June 30, 1997 compared to the three months ended June 30,
----------------------------------------------------------------------------
1996
----
There were no sales to affiliate for the three months ended June 30, 1997. Such sales for the prior period were $200,000. Sales to affiliate were to IVAX, which was not an affiliate in the 1997 period. Other sales for the three months ended June 30, 1997 were $100,000 representing a decrease of $500,000 from the three months ended June 30, 1996 which related primarily to the timing of product shipments. Shipments to the Strategic Partners may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company and changes in approved markets. This quarter to quarter variability will continue until stable commercial demand has been established for the product in one of NaPro's major markets.

Research, development, and cost of products sold expense for the three months ended June 30, 1997 was $2.6 million, representing an increase of $1.2 million from the three months ended June 30, 1996. The increase resulted primarily from expansion of NaPro's research and development operations in anticipation of the commencement of commercial production if the New Drug Application filed with the FDA is approved.

General and administrative expense for the three months ended June 30, 1997 was $1.8 million, an increase of $800,000 from the three months ended June 30, 1996. The increase is primarily attributable to an increases of $200,000 in administrative and support staff, $400,000 in accrued legal expense related to intellectual property matters (See "Legal Proceedings", Part II, Item 1) and $100,000 in consulting expense.

Interest income for the three months ended June 30, 1997 was $100,000, approximately unchanged from the three months ended June 30, 1996.

Interest and other expense for the three months ended June 30, 1997 was $300,000, representing an increase of $200,000 from the three months ended June 30, 1996. The increase is attributable to interest and increased borrowings on equipment financing.

Six  months ended June 30, 1997 compared to the six months ended June 30, 1996
------------------------------------------------------------------------------
There were no sales to affiliate for the six months ended June 30, 1997. Such sales for the prior period were $400,000. Sales to affiliate were to IVAX, which was not an affiliate in the 1997 period. Other sales for the six months ended June 30, 1997 were $1.1 million substantially unchanged from the six months ended June 30, 1996.

Research, development, and cost of products sold expense for the six months ended June 30, 1997 was $5 million, representing an increase of $1.8 million from the six months ended June 30, 1996. The increase resulted primarily from expansion of NaPro's research and development operations in anticipation of possible approval of the New Drug Application filed with the FDA.

General and administrative expense for the six months ended June 30, 1997 was $3.3 million, an increase of $1.6 million from the six months ended June 30, 1996. The increase is primarily attributable to increases of $400,000 in administrative and support staff, $800,000 of accrued legal expense related to intellectual property matters ("Legal Proceedings", Part II, Item 1) and $300,000 in consulting expense.

Interest income for the six months ended June 30, 1997 was $300,000, representing an increase of $100,000 from the six months ended June 30, 1996. The increase is attributable to increased cash balances associated with the completion of NaPro's offering of common stock in August 1996 and its warrant call completed in June 1996 (See Liquidity and Capital Resources).

Interest and other expense for the six months ended June 30, 1997 was $400,000, representing an increase of $200,000 from the six months ended June 30, 1996. The increase is attributable to interest on the senior convertible debt (see financial statement note 4) and increased borrowing on an equipment financing arrangement. (See Liquidity and Capital Resources).

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At June 30, 1997, NaPro had working capital of $10.2 million. This compared to a working capital balance of $14.2 million as of December 31, 1996. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $22.8 million, on net borrowings of $11.8 million, on the exercise of warrants and options of $4.3 million, and on capital leases, loans and advances from its stockholders and the Strategic Partners.

Cash and cash equivalents totaled $2.2 million at June 30, 1997. During the first six months of 1997, cash provided by financing activities totaled $10.6 million, while cash used by operating and investing activities totaled $6.5 million and $11.4 million, respectively. In addition, NaPro had securities held to maturity of

$1.1 million, with maturity dates of July 1997, and securities available for sale of $1.2 million, with maturity dates ranging from December 1997 to March 1998.

In May 1997 NaPro exercised an option on land located in Boulder County, Colorado. Simultaneously, NaPro sold the land, resulting in a gain of $200,000 on the combined transaction.

In June 1997 NaPro issued $10.3 million of senior convertible notes and warrants to purchase 323,700 shares of Common Stock. See financial statement note 4.

NaPro expended $7.2 million for capital projects during the first six months of 1997. For the entire year, NaPro expects to spend up to a total of $12.0 million in property, plant, and equipment, primarily to expand its plantation operations by up to $2 million, for work on the large scale commercial EIP/TM/ manufacturing facility in Boulder of up to $9 million and to upgrade and expand its extraction manufacturing capabilities by up to $1 million. These amounts have been reduced from amounts planned earlier in the year because of delays caused by changes in the competitive environment for future paclitaxel sales as a result of the filing by Bristol-Myers Squibb Company of a Supplemental New Drug Application for Kaposis Sarcoma and subsequent approval by the FDA, and the effects of such changes on the timing and availability of additional capital resources.

NaPro anticipates significant capital expenditures in the next twelve months in anticipation of possible approval of the New Drug Application filed with the FDA. Therefore, to the extent cash from operations is inadequate to fund these expenditures NaPro will need to obtain additional capital during the next twelve months in the form of debt, equity, corporate partnering or some combination thereof. If NaPro is not successful in attracting capital, it will need to reduce significantly the scope of capital expenditures and operations.

The amount and timing of future capital expenditures will depend upon numerous factors, including the approval or non-approval of the New Drug Application filed with the FDA and the timing of such approval, differences between actual and projected demand, the progress of NaPro's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in or terminations of existing strategic partnerships, the establishment of additional strategic relationships and the cost of manufacturing scale-up.


Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not applicable.


                           Part II--Other Information

Item 1.  Legal Proceedings.

On May 14, 1997, the Bristol-Myers Squibb Company was issued a European Patent. The claims of this European Patent relate to certain methods of treatment with paclitaxel. On the same day, NaPro instituted revocation proceedings in the United Kingdom against this European Patent as issued in the U.K. and a separate but related British Patent also owned by Bristol-Myers Squibb. The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to these patents. Because of the early stage of the revocation proceedings, and issues regarding the scope and validity of these patents, NaPro cannot assess the impact which these patents may have on the Company's business.

Item 2.  Changes in Securities

In June 1997 NaPro issued $10.3 million of senior notes convertible into NaPro common stock and warrants to purchase an aggregate of up to 323,700 shares of common stock at $10.00. See financial statement note 4. The notes were issued in reliance on an exemption from registration in accordance with Regulation D under the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Securities Holders.


At the Annual Meeting of Stockholders held on June 10, 1997 (the "Annual Meeting"), the following proposals were adopted by the margins indicated:

     1. For re-election to the Board of Directors to hold office until the 2000 annual meeting of stockholders:

                                      NUMBER OF SHARES
              NOMINEE                  FOR       WITHHELD

        Leonard P. Shaykin          6,095,213      1,150

        Arthur H. Hayes             6,095,213      1,150

In addition, the terms for the following members of the Board of Directors continued after the Annual Meeting: Patricia A. Pilia, Ph.D., E. Garrett Bewkes, Jr., Vaughn D. Bryson, Sterling K. Ainsworth, Ph.D., Richard C. Pfenniger, Jr., and Mark B. Hacken.

     2. The ratification of the selection by the Board of Directors of Ernst & Young LLP as NaPro's independent auditors for the year ending December 31, 1997.

                      NUMBER OF SHARES

        FOR              6,095,113

        AGAINST              1,250

        ABSTAIN                  0


Item 5.  Other Information.

Special Note Regarding Forward-looking Statements.

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, NaPro or persons acting on its behalf sometimes may make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives or future economic prospects, such as matters relative to completion of clinical trials and regulatory filings; prospects for and timing of regulatory approvals; need for and availability of additional capital; amount and timing of capital expenditures; plant completion and approval; timing of product introductions and revenue; availability of raw materials; prospects for breaking even and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of NaPro to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse economic and general business conditions; timing of regulatory filings and approvals relative to those of competitors; competition from Bristol-Myers Squibb Company and other existing and new producers of paclitaxel and other drugs; technological advances to cancer treatment and drug development; ability to obtain rights to technology; ability to obtain raw materials and commercialize manufacturing processes; effectiveness of NBT Paclitaxel and other pharmaceuticals developed by NaPro in treating disease; results of research and development activities; business abilities and judgment of management and other personnel; availability of qualified personnel; changes in and compliance with governmental regulations; effect of financial market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies; performance of NaPro's strategic partners of obligations under existing agreements; the financial health of NaPro's strategic partners; and other factors referred to as risk factors in NaPro's August 1, 1996 Prospectus.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

Exhibit
Number Description of Exhibit
------ ----------------------

10.1 Form of Note Purchase Agreement dated as of June 4, 1997 between NaPro and each of the Selling Stockholders
10.2   Form of 5% Senior Convertible Note
10.3   Form of Common Stock Purchase Warrant
10.4 Pledge and Security Agreement dated as of June 4, 1997 between NaPro and First Trust of New York, National Association, as Collateral Agent

27.1   Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.


                              NaPro BioTherapeutics, Inc.


                              /s/ Sterling K. Ainsworth
                              -----------------------------------------
August 13, 1997               Sterling K. Ainsworth
                              President and Chief Executive Officer
                              (Principal Executive Officer)


                              /s/ Gordon Link
                              -----------------------------------------
August 13, 1997               Gordon Link
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)


                              /s/ Robert L. Poley
                              -----------------------------------------
August 13, 1997               Robert L. Poley
                              Controller
                              (Principal Accounting Officer)