Form 10-K/A
period 1996-12-31
NAPRO BIOTHERAPEUTICS INC
filed 1997-08-18
CIK 891504

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-K/A2

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

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

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for financing, executive talent, intellectual property and product sales. NaPro competes with all entities developing and producing therapeutic agents for cancer treatment. The basis upon which NaPro competes is through its ownership and utilization of technology that it believes to be superior to others and through its relationships with the Strategic Partners to obtain regulatory approvals and to market its products. The success of competitors in entering the market for paclitaxel may reduce NaPro's potential market share and reduce the price of NBT Paclitaxel, each of which could have a material adverse effect on NaPro. In addition, regulatory approval and marketing are being handled exclusively by the Strategic Partners. Although NaPro believes the Strategic Partners have capable clinical and marketing abilities, there can be no assurance that the Strategic Partners will be capable or effective in gaining regulatory approval on a timely basis, if at all, or competing on a global basis with existing or new competitors.

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

Foreign and Domestic Operations; Export Sales

The following table sets forth, for the past three fiscal years revenue, profitability (operating loss),and identifiable assets attributable to NaPro's U.S. and foreign operations (amounts in thousand dollars):


                                      YEAR ENDED DECEMBER 31
                                   ----------------------------
                                     1994      1995      1996
                                   --------  --------  --------
Sales to Unaffiliated Customers
 United States                     $   854   $ 2,054   $ 1,692
 Canada                                148       569     1,781
                                   -------    ------    ------
  Total Sales (1)                    1,002     2,623     3,473

Operating Loss
 United States                      (5,914)   (3,851)   (6,719)
 Canada                                (68)     (433)     (384)

Identifiable Assets
 United States                       4,304     5,133    20,198
 Canada                                672     6,820     4,823

- --------------------
(1) Includes export sales to Australia of $1,392 in 1995 and $2,509 in 1996. There were no export sales in 1994.


Sales from Canada include sales of product manufactured and shipped from NaPro Canada, NaPro's Canadian subsidiary. Such products sold by NaPro Canada to NaPro are then re-sold to Faulding for use outside the United States. Such "exported" products never physically enter the United States.

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

NaPro believes its facilities, other than the one it is intending to sublease, to be suitable and adequate for its current purposes and needs for manufacturing capacity in the immediate future. As NBT Paclitaxel has not been approved for marketing in a major pharmaceutical market, NaPro currently is using only a portion of the productive capacity of its facilities that would be available after completion of improvements and installation and validation of equipment referred to above.

                                    Part II


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

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995  Revenue.
---------------------------------------------------------------------
Sales to affiliate increased $100,000 to $700,000 for 1996 from $600,000 for 1995. Other sales increased $800,000 to $2.8 million for 1996 from $2 million for 1995. Through December 31, 1995, the majority of product sales had been for use in clinical trials and for research and development purposes. Such sales are unpredictable by nature. Other sales include commercial sales. Commercial sales commenced in January 1995. NaPro expects commercial sales to be unpredictable until such time as the markets of the Strategic Partners have been established and proven.

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

General and Administrative Expense. General and administrative expense (G&A) increased $1.4 million to $3.7 million for 1996 from $2.3 million for 1995. This increase was due primarily to a $500,000 increase in facility cost and a $400,000 increase in administrative and support staff.

Plantation Fees. Plantation fees decreased from $300,000 in 1995 to zero, reflecting the completion of research related to plantation development as of December 31, 1995. In 1996, NaPro began capitalizing plantation expenditures incurred prior to the first commercial harvest from its plantations and depletes such cost over the remaining life of the plantation contract using the units-of-production method.

Interest Income. Interest income increased $300,000 to $700,000 for 1996 from $400,000 for 1995. This increase was the result of larger free cash balances associated with the completion of NaPro's offering of Common Stock in August 1996 and its warrant call completed in June 1996 (see Liquidity and Capital Resources).

Interest and Other Expense. Interest and other expense increased $300,000 to $400,000 for 1996 from $100,000 for 1995. Of the increase, $100,000 was attributable to interest on increased borrowings on equipment financing and $200,000 was attributable to the note payable to Faulding (see Liquidity and Capital Resources).

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994  Revenue.
---------------------------------------------------------------------
Sales to affiliate decreased $100,000 to $600,000 for 1995 from $700,000 for 1994. Affiliate sales were for use in clinical trials and for research and development purposes. Such sales are unpredictable by nature. Other sales increased $1.7 million to $2 million for 1995 from $300,000 for 1994. A total of $1.5 million of the increase was attributable primarily to the timing of product deliveries to Faulding; $200,000 was attributable to changes in pricing associated with commercial sales of NBT paclitaxel in Australia.

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

Interest and Other Expense. Interest and other expense decreased $200,000 to $100,000 for 1995 from $300,000 for 1994. The decrease was the result of the absence of interest on bridge loans which were paid off in 1994. NaPro incurred expense in 1994 in the amount of $500,000 as a result of early repayment of the bridge loans. (see Note 6 to the Financial Statements).

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

Working Capital and Cash Flow  Cash and cash equivalents increased $2.4 million
-----------------------------
to $9.5 million for the year ended December 31, 1996 from $7.1 million at December 31, 1995. Net cash provided by 1996 financing activity was partially offset by $6.5 million used in operating activities, by capital expenditures of $4.9 million and net purchases of investments of $4.9 million. Cash and cash equivalents increased $6.2 million to $7.1 million at December 31, 1995 from $900,000 at December 31, 1994. Net cash provided by 1995 financing activity was partially offset by cash used in operations of $3 million, by capital expenditures of $ 1.2 million and net purchases of investments of $100,000.
Cash and cash equivalents increased $822,000 to $900,000 at December 31, 1994 from $18,000 at December 31, 1993. Net cash provided by 1994 financing activity of $9.2 million was partially offset by cash used in operations of $7.2 million, by capital expenditures of $600,000 and net purchases of investments of $500,000.

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

NaPro anticipates a significant increase in capital expenditures and operations in 1997 in anticipation of possible NDA approval. Therefore, NaPro plans to obtain additional capital during the year in the form of debt, equity, corporate partnering or a combination of these sources. If NaPro is not successful in attracting capital, it will need to significantly reduce the scope of capital expenditures and operations.

The amount and timing of future capital expenditures will depend upon numerous factors, including approval or non-approval of the NDA, differences between actual and projected demand for NBT paclitaxel, the progress of NaPro's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in or terminations of existing strategic partnerships, the establishment of additional strategic relationships and the cost of manufacturing scale-up. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

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

NAPRO BIOTHERAPEUTICS, INC.



By: /s/ Gordon H. Link, Jr.
    -----------------------
     Gordon H. Link, Jr.
     Chief Financial Officer

Date: August 15, 1997