Form 10-Q/A
period 1997-03-31
NAPRO BIOTHERAPEUTICS INC
filed 1997-08-18
CIK 891504

                                  FORM 10-Q/A


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

Results of Operations

Three months ended March 31, 1997 compared to the three months ended March 31,
------------------------------------------------------------------------------
1996
----
Revenue for the three months ended March 31, 1997 was $1 million, representing an increase of $300,000 from the three months ended March 31, 1996. All sales in both quarters were to nonaffiliates of the Company. The increase related primarily to the timing of product shipments. Shipments to the Strategic Partners may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company and changes in approved markets. This quarter to quarter variability will continue until stable commercial demand has been established for the product in one of the Company's major markets.

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

General and administrative expense for the three months ended March 31, 1997 was $1.5 million, an increase of $800,000 from the three months ended March 31,

1996. The increase is primarily attributable to a $300,000 increase in administrative and support staff and a $300,000 increase in legal expense. The legal expense was incurred in anticipation of the revocation proceeding instituted by NaPro as described under Part II, Item 1, Legal Proceedings.

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

Cash and cash equivalents totaled $2.9 million at March 31, 1997. During the first three months of 1997, cash used by operating, investing, and financing activities totaled $3.3 million, $3.2 million and $100,000, respectively. In addition, NaPro had securities held to maturity of $3.3 million, with maturity dates ranging from April 1997 to June 1997 and securities available for sale of $2.7 million, with maturity dates ranging from December 1997 to May 1998.

NaPro expended $2.5 million for capital projects during the first three months of 1997. In 1997, NaPro expects to invest capital in property, plant, and equipment, primarily to expand its plantation operations, to complete the large scale commercial EIP/TM/ manufacturing facility in Boulder and to upgrade and expand its extraction manufacturing capabilities.

NaPro anticipates a significant increase in capital expenditures and operations in 1997 in anticipation of possible approval of the New Drug Application filed with the U.S. Food and Drug Administration. Therefore, NaPro will need to obtain additional capital during the year in the form of debt, equity, corporate partnering or some combination thereof. If NaPro is not successful in attracting capital, it will need to reduce significantly the scope of capital expenditures and operations.

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



August 15, 1997               By:/s/ Gordon Link

                              Gordon Link
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)