Form 10-Q
period 1997-09-30
NAPRO BIOTHERAPEUTICS INC
filed 1997-11-12
CIK 891504

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                    Quarterly Report under Section 13 of the
                        Securities Exchange Act of 1934

                        QUARTER ENDED SEPTEMBER 30, 1997


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

The number of shares outstanding of each of the issuer's classes of common stock as of November 5, 1997:

Common Stock, $.0075 par value                             12,388,063
Non-voting Common Stock, $.0075 par value                     395,000


Total number of pages in document--13

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

                        Part I.  Financial  Information

Item 1.  Consolidated Financial Statements


                          NaPro BioTherapeutics, Inc.
                                 Balance Sheet
                                     Assets



                                    September 30,  December 31,
                                        1997           1996
                                    -------------  ------------
                                     (Unaudited)
Current assets:
   Cash and cash equivalents          $ 4,547,000   $ 9,531,000
   Securities available for sale               --     2,669,000
   Securities held to maturity                 --     2,567,000
   Restricted cash                      2,500,000            --
   Accounts receivable                    455,000       662,000
   Notes receivable                       578,000            --
   Inventory                            5,025,000     2,281,000
   Prepaid expense and other              512,000       500,000
                                      -----------   -----------
Total current assets                   13,617,000    18,210,000

Property and equipment, net            14,099,000     6,012,000
Restricted cash                           327,000       415,000
Receivable from related party              18,000        18,000
Other assets                            1,029,000       366,000
                                      -----------   -----------
Total assets                          $29,090,000   $25,021,000
                                      ===========   ===========



                            See accompanying notes

                          NaPro BioTherapeutics, Inc.
                                 Balance Sheet
                     Liabilities and Stockholders' Equity

                                                               September 30,   December 31,
                                                                   1997            1996
                                                               -------------   ------------
                                                                (Unaudited)
Current liabilities:
     Accounts payable                                           $  4,636,000   $  1,763,000
     Payroll and payroll taxes                                       724,000        519,000
     Long term debt--current portion                                 762,000      1,669,000
     Deferred revenue                                                559,000         35,000
                                                                ------------   ------------
Total current liabilities                                          6,681,000      3,986,000

Senior convertible debt                                            9,758,000             --
Other long term debt                                                 634,000        751,000
                                                                ------------   ------------

Total liabilities                                                 17,073,000      4,737,000

Minority interest                                                  3,715,000      3,715,000

Stockholders' equity
     Preferred stock, $.001 par value:
       Authorized shares--2,000,000
       Series A:
          Issued and outstanding shares--125,000
          in 1997 (unaudited) and 1996
          (preference in liquidation $1,000,000)                          --             --
     Non-voting common stock, convertible on disposition
       into voting common stock, $.0075 par value:
       Authorized shares--1,000,000 shares
       Issued and outstanding shares--395,000 in 1997
       (unaudited) and 595,000 in 1996                                 3,000          4,000
     Common stock, $.0075 par value:
       19,000,000 authorized
       12,469,902 shares issued in 1997 (unaudited),
       and 11,986,089 in 1996                                         93,000         89,000
     Additional paid-in capital                                   47,394,000     44,670,000
     Notes receivable from stockholders                                   --       (985,000)
     Deficit                                                     (36,514,000)   (25,525,000)
     Treasury stock--218,838 shares in 1997 (unaudited) and
       144,288 in 1996                                            (2,674,000)    (1,684,000)
                                                                ------------   ------------
Total stockholders' equity                                         8,302,000     16,569,000
                                                                ------------   ------------
Total liabilities and stockholders' equity                      $ 29,090,000   $ 25,021,000
                                                                ============   ============

                            See accompanying notes

                          NaPro BioTherapeutics, Inc.
                            Statement of Operations
                                  (Unaudited)

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                           1997          1996          1997              1996
                                       ------------  ------------  -------------  --------------
Sales:

     To affiliate                      $        --   $   280,000   $         --     $    646,000
     Other sales                           879,000     1,202,000      1,978,000        2,297,000
                                       -----------   -----------   ------------     ------------
                                           879,000     1,482,000      1,978,000        2,943,000
                                       -----------   -----------   ------------     ------------

Expense:
     Research, development and cost
          of products sold               2,602,000     1,875,000      7,629,000        5,065,000
     General and administrative          1,382,000       863,000      4,654,000        2,510,000
(Gain) Loss on sale of assets                   --            --       (218,000)          15,000
                                       -----------   -----------   ------------     ------------
                                         3,984,000     2,738,000     12,065,000        7,590,000
                                       -----------   -----------   ------------     ------------

Operating loss                          (3,105,000)   (1,256,000)   (10,087,000)      (4,647,000)

Other income/(expense):
     Interest and other income             119,000       204,000        407,000          410,000
     Interest and other expense           (935,000)     ( 83,000)    (1,309,000)        (227,000)
                                       -----------   -----------   ------------     ------------
Net loss                               $(3,921,000)  $(1,135,000)  $(10,989,000)    $( 4,464,000)
                                       -----------   -----------   ------------     ------------
Loss per common share                  $     (0.33)  $     (0.10)  $      (0.92)    $      (0.48)
                                       ===========   ===========   ============     ============
Weighted average shares outstanding     12,055,344    11,125,465     11,994,855        9,347,144
                                       -----------   -----------   ------------     ------------


                            See accompanying notes.

                          NaPro BioTherapeutics, Inc.
                            Statement of Cash Flows
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       1997           1996
                                                                  --------------  -------------
Operating activities
Net loss                                                           $(10,989,000)   $(4,464,000)
Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                                      1,404,000        446,000
   (Gain)/loss on retirement of assets                                 (218,000)        15,000
   Changes in operating assets and liabilities:
       Accounts receivable                                              207,000       (406,000)
       Inventory                                                     (2,744,000)      (702,000)
       Prepaid expense and other assets                                 (10,000)      (317,000)
       Accounts payable                                               3,097,000        345,000
       Accrued liabilities                                              240,000        (23,000)
       Deferred revenue                                                 525,000        (36,000)
                                                                   ------------    -----------
Net cash used by operating activities                                (8,488,000)    (5,142,000)
Investing activities
   Transfer of restricted cash                                       (2,411,000)       124,000
   Additions to property and equipment                               (9,431,000)    (3,167,000)
   Proceeds from sale of property and equipment                         361,000             --
   Purchase of securities held to maturity                           (3,827,000)    (3,701,000)
   Proceeds from securities available for sale                        2,650,000     (2,397,000)
   Proceeds from securities held to maturity                          6,476,000        167,000
                                                                   ------------    -----------
Net cash used by investing activities                                (6,182,000)    (8,974,000)
Financing activities
   Proceeds from notes payable and senior convertible debt           11,045,000      1,075,000
   Debt issue cost                                                     (745,000)            --
   Payments under notes payable                                      (1,786,000)      (362,000)
   Proceeds from sale of common stock, and exercise of
       common stock warrants                                          1,172,000     17,146,000
                                                                   ------------    -----------
Net cash provided by financing activities                             9,686,000     17,859,000
                                                                   ------------    -----------
Net increase/(decrease) in cash and cash equivalents                 (4,984,000)     3,743,000
Cash and cash equivalents at beginning of period                      9,531,000      7,133,000
                                                                   ------------    -----------
Cash and cash equivalents at end of period                         $  4,547,000    $10,876,000
                                                                   ============    ===========

                            See accompanying notes.

                          NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

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

2.   Inventory                                     September 30,  December 31,
                                                        1997          1996
                                                   -------------  ------------

     Raw materials                                   $  981,000    $  495,000
     Work-in-process                                  1,767,000       449,000
     Finished goods                                   2,277,000     1,337,000
                                                     ----------    ----------
                                                     $5,025,000    $2,281,000
                                                     ==========    ==========
3.   Deferred Revenue

NaPro and Baker Norton Pharmaceuticals, a subsidiary of IVAX Corporation (IVAX), have agreed that IVAX will pay to NaPro by March 1998 at least $3,000,000 of advances against future product sales. As of September 30, 1997, NaPro has received $525,000 under this agreement. Such proceeds are classified as deferred revenue.

4.   Cash Flow Supplemental Disclosures

                                                            Nine Months Ended
                                                               September 30,
                                                              1997       1996
                                                           ---------  ---------
     Interest paid                                          $469,000   $144,000

     Noncash transactions:
     Repayment of note receivable from shareholder through
       transfer of NaPro common stock into treasury          990,000         --
     Note taken as partial proceeds on sale of asset         578,000
     Notes and related interest receivable from stockholders      --     16,000
     Issuance of common stock for compensation
       previously accrued                                     40,000         --
     Issuance of common stock in exchange for interest
       payable                                               224,025         --

5.   Common Stock

In September 1997, NaPro issued 26,752 shares of common stock as payment of interest due on senior convertible debt. Also in September, warrants were exercised for the issuance of 216,992 shares of common stock at prices ranging from $5.00 to $7.65 per share. In October, a warrant was exercised for the issuance of 12,000 shares of common stock at a price of $7.50 per share. In November, 125,000 shares of preferred stock were converted into 125,000 shares of common stock.

NaPro has an agreement with a consulting firm whereby the firm provides advice to NaPro regarding the pharmaceutical industry. Through September 30, 1997, NaPro incurred $117,000 in charges from such firm. The agreement also provides that the consulting firm earns options expiring in July 2007 to purchase up to 125,000 shares of NaPro common stock at an exercise price of $7.25. Through September 30, 1997, such firm earned options to purchase 49,598 shares. A NaPro director is a principal of the consulting firm.

6.   Loss per Share

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, NaPro will be required to change the method currently used to compute loss per share and to restate all prior periods presented. Under the new requirements for calculating basic loss per share, stock options will continue to be excluded. The impact of Statement No. 128 on these periods is not expected to be material.


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

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIP/TM/) technology for producing NBT paclitaxel. NaPro is currently dependent exclusively on sales of NBT paclitaxel for revenue. To advance the development and commercialization of NBT Paclitaxel, NaPro has entered into 20-year, exclusive agreements with each of F.H. Faulding & Co., Ltd. (Faulding) and IVAX (the "Strategic Partners") for the clinical development, sales, marketing and distribution of NBT Paclitaxel.

Through September 30, 1997, NaPro's production of NBT paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant operating losses, including operating losses of approximately $6 million, $4.3 million and $7.1 million for the years ended December 31, 1994, 1995 and 1996, respectively, and $10.1 million for the nine months ended September 30, 1997, resulting in an accumulated deficit of $36.5 million as of September 30, 1997. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research-and-development activities. NaPro expects that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

NaPro believes that its ability to generate such revenue depends primarily on the ability of IVAX to obtain regulatory approval in the U.S. or another major market for the commercial sale of NBT paclitaxel, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NBT paclitaxel sufficient to supply the Strategic Partners' requirements for commercial sales.

In February 1997, Bristol-Myers Squibb Company (BMS) submitted a Supplemental New Drug Application with orphan drug designation for paclitaxel for the treatment of Kaposi's sarcoma (KS), ahead of the filing by IVAX of a New Drug Application for the same indication. The BMS application was approved by the Food and Drug Administration (FDA) in August 1997. Under the Orphan Drug Act of 1983, this approval could result in IVAX/NaPro being denied marketing approval for the KS indication for seven years. In September 1997, the IVAX submission was unanimously recommended for approval by the Oncologic Drugs Advisory Committee (ODAC) of the FDA. NaPro is awaiting action by the FDA concerning
orphan drug approval for use of paclitaxel in the treatment of KS.   Moreover,
NaPro's future growth and profitability will depend on the success of the Strategic Partners in fostering acceptance in the oncology market for NBT paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents.

Results of Operations

Quarter ended September 30, 1997 compared to the quarter ended September 30,
----------------------------------------------------------------------------
1996
----

There were no sales to affiliate for the 1997 quarter. Such sales for the 1996 quarter were $280,000. Sales to affiliate were to IVAX, which was not an affiliate in the 1997 quarter. Other sales for the 1997 quarter were $900,000 representing a decrease of $300,000 from the 1996 quarter that resulted primarily from the timing of product shipments. Shipments to the Strategic Partners may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company, the level of inventory carried by the Strategic Partners and changes in approved markets. This quarter to quarter variability will continue until stable commercial demand has been established for the product in a major market.

Research and development expense and cost of products sold for the 1997 quarter was $2.6 million, representing an increase of $700,000 from the 1996 quarter. The increase resulted primarily from expansion of NaPro's development and research operations in anticipation of the commencement of commercial production if IVAX' New Drug Application filed with the FDA is approved.

General and administrative expense for the 1997 quarter was $1.4 million, an increase of $500,000 from the 1996 quarter. The increase is attributable primarily to increases of $200,000 in administrative and support staff and $300,000 in legal expense related to intellectual property matters.

Interest income for the 1997 quarter was $100,000, a decrease of $100,000 from the 1996 quarter. This decrease is primarily due to the decreased cash balances available for investment.

Interest and other expense for the 1997 quarter was $900,000, representing an increase of $800,000 from the 1996 quarter. The increase is attributable to interest on the senior convertible debt and on increased borrowings on equipment financing. (See Liquidity and Capital Resources).

Nine  months ended September 30, 1997 compared to the nine months ended
-----------------------------------------------------------------------
September 30, 1996
------------------

There were no sales to affiliate for the 1997 period. Such sales for the prior period were $600,000. Sales to affiliate were to IVAX, which was not an affiliate in the 1997 period. Sales to IVAX in the 1997 period were $800,000 and are included in other sales. Other sales for the 1997 period were $2 million, representing a decrease of $300,000 from the 1996 period. Total sales for the 1997 period were $2 million, down $900,000 from the 1996 period. The decrease was due primarily to the timing of product shipments and to customers' inventory fluctuations. Shipments to the Strategic Partners may vary significantly depending on a number of factors, including the timing and size of any clinical trials conducted by either company, the level of inventory carried by the Strategic Partners and changes in approved markets. This variability will continue until stable commercial demand has been established for the product in one of NaPro's major markets.

Research and development expense and cost of products sold for the 1997 period was $7.6 million, representing an increase of $2.6 million from the 1996 period. The increase resulted primarily from expansion of NaPro's development and research operations in anticipation of possible approval of the New Drug Application filed with the FDA.

General and administrative expense for the 1997 period was $4.6 million, an increase of $2.1 million from the 1996 period. The increase is attributable primarily to increases of $600,000 in administrative and support staff, $1.2 million of legal expense related to intellectual property matters and $300,000 in consulting expense.

Interest income for the 1997 period was $400,000, substantially unchanged from the 1996 period.

Interest and other expense for the 1997 period was $1.3 million, representing an increase of $1.1 million from the 1996 period. The increase is attributable to interest on the senior convertible debt and increased borrowing on equipment financing. (See Liquidity and Capital Resources).

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At September 30, 1997, NaPro had working capital of $6.9 million. This compared to a working capital balance of $14.2 million as of December 31, 1996. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of the issuance of equity securities of $49.3 million, on net borrowings of $11.8 million, on equipment financing, and on loans and advances from its stockholders and the Strategic Partners.

Cash and investments totaled $7 million at September 30, 1997, including $2.5 million of restricted cash. The restriction on the restricted cash was released on October 2, 1997. During the first nine months of 1997, cash provided by financing activities totaled $9.7 million, while cash used by operating and investing activities totaled $8.5 million and $6.2 million, respectively.

NaPro expended $9.4 million for capital projects during the first nine months of 1997. For the fourth quarter of 1997, NaPro expects to spend up to a total of $2 million for property, plant, and equipment, including $1.8 million on the large scale commercial EIP/TM/ manufacturing facility in Boulder and up to $200,000 on its plantations. These amounts have been reduced from amounts planned earlier in the year because of delays caused by the filing by BMS of a Supplemental New Drug Application for KS, its subsequent approval by the FDA, and the effects of such approval on the need for and availability of additional capital resources.

NaPro anticipates significant capital expenditures and increases in inventory and accounts receivable in the next twelve months in anticipation of possible approval of the New Drug Application filed with the FDA and similar filings, if any, for approval in Europe. Therefore, to the extent cash from operations is inadequate to fund such activity, NaPro will need to obtain additional capital during the next twelve months in the form of debt, equity, corporate partnering or some combination thereof. If NaPro is not successful in attracting capital, it will need to reduce significantly the scope of capital expenditures and operations.

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

NaPro and IVAX have agreed that IVAX will pay to NaPro by March 1998 at least $3,000,000 of advances against future product sales. As of September 30, 1997 NaPro has received $525,000 under this agreement. Such proceeds are classified as deferred revenue.

Special Note Regarding Forward-looking Statements.

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, NaPro or persons acting on its behalf sometimes may make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives or future economic prospects, such as matters relative to completion of clinical trials and regulatory filings; prospects for and timing of regulatory approvals; need for and availability of additional capital; amount and timing of capital expenditures; plant completion and approval; timing of product introductions and revenue; availability of raw materials; prospects for breaking even and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of NaPro to be materially different from the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, adverse economic and general business conditions; timing of regulatory filings and approvals relative to those of competitors; competition from Bristol-Myers Squibb Company and other existing and new producers of paclitaxel and other drugs; technological advances in cancer treatment and drug development; ability to obtain rights to technology; ability to obtain raw materials and commercialize manufacturing processes; effectiveness of NBT Paclitaxel and other pharmaceuticals developed by NaPro in treating disease; results of research and development activities; business abilities and judgment of management and other personnel; availability of qualified personnel; changes in and compliance with governmental regulations; effect of financial market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies; performance of NaPro's strategic partners of obligations under existing agreements; the financial health of NaPro's strategic partners; and other factors referred to as risk factors in NaPro's September 8, 1997 Prospectus.

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

Item 2.   Changes in Securities  None.

Item 3.   Defaults upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.   None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K

NaPro filed a September 19, 1997 Current Report Form 8-K reporting the recommendation by the unanimous vote of ODAC that the FDA approve Paxene(R) (IVAX' formulation of NBT Paclitaxel) for the treatment of KS. There can be no assurance that the FDA will approve Paxene(R).

Exhibit
Number    Description of Exhibit
------    ----------------------

10.1 Consulting agreement dated July 2, 1997 between NaPro and Life Science Advisors, LLP
27.1      Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.


                              NaPro BioTherapeutics, Inc.


                              /s/ Sterling K. Ainsworth

November 13, 1997             Sterling K. Ainsworth
                              President and Chief Executive Officer
                              (Principal Executive Officer)


                              /s/ Gordon Link

November 13, 1997             Gordon Link
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)


                              /s/ Robert L. Poley

November 13, 1997             Robert L. Poley
                              Controller
                              (Principal Accounting Officer)