Form 10-K
period 1997-12-31
NAPRO BIOTHERAPEUTICS INC
filed 1998-03-30
CIK 891504

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-K

     Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934

                                           Year Ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:  none
Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0075 par value;
                         Preferred Stock Purchase Rights

The registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained, to the best of registrant's knowledge, in a definitive proxy statement incorporated by reference in Part III of an amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $19,395,896 as of March 25, 1998.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 1998:

Common Stock                                 14,129,122
Nonvoting  Common Stock                         395,000

Incorporated by reference in Part III of this report is certain information contained in the NaPro Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                                 Table of Contents



         Item                                                              Page
Part I    1      Business                                                     3
          2      Properties                                                  18
          3      Legal Proceedings                                           19
          4      Matters Submitted to Stockholders' Vote                     19
Part II   5      Market Information and Related Stockholder Matters          19
          6      Selected Financial Data                                     21
          7      Management's Discussion and Analysis of Financial           22
                   Condition and Results of Operations
          8      Financial Statements and Supplementary Data             28, F-1
          9      Changes in and Disagreements with Accountants               28
Part III  10     Directors and Executive Officers                            28
          11     Executive Compensation                                      28
          12     Security Ownership of Certain Beneficial Owners and         28
                   Management
          13     Certain Relationships and Related Transactions              28
Part IV   14     Exhibits, Financial Statement Schedules, and Reports on     29
                   Form 8-K

                                     Part I

                                     Item 1

                                    Business

General

NaPro BioTherapeutics, Inc. (together with its subsidiaries, "NaPro" or "the Company") is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees. NaPro's paclitaxel is referred to herein as "NBT Paclitaxel."

The market for paclitaxel is dominated by Bristol-Myers Squibb Company ("BMS"). BMS has publicly announced that worldwide sales of their formulation of paclitaxel were approximately $813 million in 1996 and $941 million in 1997. BMS's paclitaxel is the only United States Food and Drug Administration ("FDA") approved formulation of paclitaxel, which approval is for the treatment of breast and ovarian cancers, and Kaposi's Sarcoma. NaPro believes that by combining its proprietary extraction, isolation and purification ("EIP(TM)") manufacturing technology, the renewable sources of Taxus biomass being developed by NaPro, and current as well as future long-term, exclusive agreements with major international pharmaceutical companies, NaPro will be positioned to participate significantly in the worldwide paclitaxel market. NaPro terminated its development and marketing agreement with Baker Norton Pharmaceuticals, a wholly owned subsidiary of IVAX Corporation, a diversified international health care company with 1997 sales of approximately $602.1 million (together with its subsidiaries, "IVAX") on March 20, 1998, and is actively seeking pharmaceutical alliances for marketing and development of NBT Paclitaxel in much of the world. There can be no assurance, however, that NBT Paclitaxel will prove safe and effective, meet applicable standards necessary for regulatory approvals, or be successfully marketed or that NaPro will succeed in forming new strategic development and marketing agreements necessary for its success.

NaPro's strategy for advancing the development and commercialization of NBT Paclitaxel has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical distributors. In 1992 NaPro entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company with 1997 sales of approximately $1.1 billion, ("Faulding") for the clinical development, sales, marketing and distribution of NBT Paclitaxel in Australia, New Zealand and much of southeast Asia.

NaPro supplies NBT Paclitaxel to Faulding which formulates it into a commercial drug product named ANZATAX(TM). Faulding has agreed to fund and, with the Company's input, perform clinical trials and file for regulatory approvals of ANZATAX(TM) in its territory. NaPro is responsible for supplying Faulding with NBT Paclitaxel for clinical and commercial purposes. NaPro is currently receiving payments from Faulding based on clinical sales and commercial sales in territories where sales of ANZATAX(TM) have been approved.

Faulding obtained regulatory approval and began marketing ANZATAX(TM) as a pharmaceutical for the treatment of refractory breast and ovarian cancers in Australia in January 1995, subsequently obtained regulatory approval and began marketing ANZATAX(TM) in several countries in the Middle East and southeast Asia, and is seeking approvals to market ANZATAX(TM) in other countries in its defined territory. See "Clinical Status of NBT Paclitaxel, Faulding."

In 1993 NaPro entered into a 20-year exclusive agreement with IVAX Corporation for the clinical development, sales, marketing and distribution of NBT Paclitaxel in much of the world not covered by the Faulding territory, including North America, Western Europe, and Japan.

Under this agreement, IVAX obtained regulatory approval for and began marketing Paxene(R), its commercial formulation of NBT Paclitaxel, in two South American countries. IVAX filed an Investigational New Drug ("IND") application for Paxene(R) with the United States Food and Drug Administration (the "FDA") in 1994, subsequently completed pivotal clinical trials of Paxene(R) for three therapeutic indications, including refractory breast and ovarian cancers and Kaposi's sarcoma, and on March 31, 1997, submitted a New Drug Application ("NDA") for Kaposi's sarcoma. On December 24, 1997 the FDA responded, determining that Paxene(R) was safe and effective in the treatment of Kaposi's sarcoma but under the Orphan Drug Act of 1983 (the "Orphan Drug Act") could not be marketed due to BMS's prior approval for the use of paclitaxel in the treatment of Kaposi's sarcoma. See "Clinical Status of NBT Paclitaxel, IVAX."

Paclitaxel Overview

Cancer is the second leading cause of death in the United States with over one million new cases diagnosed each year. Cancer is generally treated by surgery, radiation or chemotherapy or a combination of these therapies. Since gaining approval in December 1992, paclitaxel has become the largest selling of the class of cancer chemotherapy drugs known as cytotoxic agents.

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

In June 1991, the NCI formalized a Collaborative Research and Development Agreement ("CRADA") for development of paclitaxel with BMS, the world's largest oncology company. BMS assumed development of paclitaxel which included completion of the necessary clinical trials and manufacturing scale-up. In June 1992, BMS submitted an NDA to the FDA. BMS received approval for the sale of paclitaxel as a treatment for refractory ovarian cancer in December 1992 and approval for the sale of paclitaxel as a treatment for refractory breast cancer in April 1994.

Paclitaxel is one of a family of compounds, commonly referred to as taxanes, which share a hydrocarbon ring (diterpene) structure. Taxanes are found naturally in many parts of various species of yew trees and bushes. The concentration of taxanes in yew trees and bushes is very small, generally less than 500 parts per million, and accordingly, the process of extracting taxanes from yew biomass is complicated and challenging. To arrive at a final stage paclitaxel product for use in clinical trials and for commercialization, several production approaches can be utilized. NaPro believes the two most prevalent processes used today are conventional extraction and semi-synthesis.

In extraction, the manufacturing process must be designed to extract, isolate and purify paclitaxel from yew biomass leaving behind other components, including non-paclitaxel taxanes. The extraction, isolation and purification processes, however, are complicated since there are over 100 different taxanes present in yew biomass. In a semi-synthesis process, the initial extraction, isolation and purification is similar to that of the conventional extraction process, except that the process not only isolates paclitaxel, but also isolates and subsequently converts through chemical synthesis certain other taxanes (which are otherwise considered waste byproducts) into paclitaxel, thereby increasing the yield of paclitaxel from the same quantity of biomass source. The final product of either method must have levels of impurity at or below acceptable regulatory standards.

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

Other companies have developed taxane analogues which are similar, but not chemically identical, to paclitaxel. For example, Rhone-Poulenc Rorer, Inc., ("RPR"), a large international pharmaceutical company, has developed docetaxel, one such taxane analog, which is being marketed in various parts of the world under the trademark Taxotere(R) . Taxotere(R) has a different toxicity profile from paclitaxel and has side effects not observed with paclitaxel. In May 1996, the FDA approved Taxotere(R) for treatment of anthracycline-resistant breast cancer in patients without impaired liver function.

Clinical Status of NBT Paclitaxel

Pursuant to the Faulding Agreement, Faulding has the primary responsibility for designing and conducting clinical trials and for pursuing regulatory approval of NBT Paclitaxel within the Faulding territory. NaPro has primary responsibility for carrying out the procedures for regulatory approval relating to NaPro's manufacturing processes. NaPro has filed confidential Drug Master Files ("DMF") and other information containing certain of NaPro's proprietary manufacturing processes relating to the manufacture of NBT Paclitaxel with regulatory agencies in the United States, Australia, Canada and Europe. In addition, NaPro performed toxicological and preclinical characterization necessary for filing an IND for extracted paclitaxel.

Existing regulatory approvals have a direct impact on the clinical and marketing strategy being pursued by NaPro and Faulding. In December 1992, BMS obtained NDA approval in the United States for its paclitaxel compound. Under the
Waxman-Hatch Act, a non-patented drug such as paclitaxel which gains approval through an NDA process is granted a five-year period of marketing exclusivity which prevents submission by another party of an Abbreviated New Drug Application ("ANDA") for generic substitutes until such period of exclusivity expires. The exclusivity period in the United Stated expired in December 1997. There are also provisions under the Waxman-Hatch Act that may result in an additional 30 month delay in the review of an ANDA if the sponsor (in this case
BMS) has published a patent related to the product. The Company believes this limitation to apply in the case of Taxol(R). A comparable statute to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. See "Government Regulation and Product Approvals."

Faulding In January 1995, Faulding received generic regulatory approval from the Australian Therapeutic Goods Administration ("TGA") to market ANZATAX(TM) (Faulding's brand name for NBT Paclitaxel) in Australia. Under Australian law there is no exclusivity period comparable to that provided by the

Waxman- Hatch Act, and , therefore, approval of a generic substitute was possible without the need for additional clinical trials. Faulding did, however, conduct clinical investigations with ANZATAX(TM) in order to support marketing in Australia and to support applications for regulatory approval in other countries. NaPro and Faulding have obtained regulatory approval from the TGA for NaPro to supply NBT Paclitaxel to Faulding from either its Canadian or its United States manufacturing facilities. In addition to their Australian approval, Faulding markets ANZATAX(TM) in Cyprus, Egypt, Kuwait, Hong Kong, Lebanon, Turkey, Vietnam, China and Singapore and Faulding has marketing applications pending in five other territories. There can be no assurance, however, that Faulding will receive approval in any of these five territories or will successfully market NBT Paclitaxel, even if such approvals are received.

IVAX Prior to termination of the agreement between IVAX and NaPro, IVAX had pursued a strategy to obtain NDA approval of NBT Paclitaxel in the United States for the treatment of refractory breast and ovarian cancers and Kaposi's sarcoma. IVAX filed an IND with the FDA in June 1994, initiated Phase I clinical trials of NBT Paclitaxel in October 1994, and initiated Phase II/III clinical trials in May 1995. IVAX has substantially completed Phase II/III studies using NBT Paclitaxel in three indications, including refractory breast and ovarian cancers and Kaposi's sarcoma. IVAX submitted an NDA for the treatment of Kaposi's sarcoma with NBT Paclitaxel on March 31, 1997 (the "IVAX NDA").

In August 1997 BMS received approval, with orphan drug designation, for use of their paclitaxel compound in the treatment of Kaposi's sarcoma. Under the Orphan Drug Act, a drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to a seven-year exclusive marketing period in the United States. Despite the period of exclusivity held by BMS under the Orphan Drug Act, IVAX could have also obtained FDA approval as an orphan drug if Paxene(R) were demonstrated to have "clinical superiority" or if effectiveness were demonstrated as to a definable subset of the disease. On December 24, 1997 the FDA responded to the IVAX NDA, determining NBT Paclitaxel was safe and effective in the treatment of Kaposi's sarcoma but could not be marketed for that indication during BMS's period of exclusivity under the Orphan Drug Act.

On March 20, 1998, NaPro and IVAX entered into an agreement terminating the IVAX Agreement (the "Termination Agreement"). Termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NBT Paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NBT Paclitaxel, in either such case in areas outside the Faulding territory. However, the termination of this agreement currently leaves NaPro without such a partner, and there can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NBT paclitaxel in these areas, or that NaPro or such a partner, if found, will be able to secure regulatory approval or effectively market NBT Paclitaxel. See "Strategic Partners, IVAX."

Biomass; Manufacturing

Biomass Paclitaxel and other taxanes necessary for the production of NBT Paclitaxel are present in many parts of various species of yew trees and bushes. NaPro's EIP(TM) technology is designed to allow extraction and purification of paclitaxel and other taxanes, which can be synthesized into paclitaxel, from renewable sources of biomass such as needles and limbstock harvested from ornamental yew trees and bushes.

In order to have access to a stable long-term supply of biomass for use in the production of NBT Paclitaxel, NaPro entered into agreements with Pacific BioTechnologies Inc. in 1993 and Zelenka Nursery, Inc. in 1996 (the "PBI Agreement" and "Zelenka Agreement," respectively) and may enter into additional agreements to purchase biomass and mature yew bushes from commercial growers. NaPro believes that the plantations being developed under these agreements can produce adequate biomass to support the commercial requirements of Faulding, and any future strategic partner, for the foreseeable future. By planting and propagating a reliable and renewable homogeneous biomass source, NaPro believes that it may be able to reduce its raw material cost, while at the same time allowing it to increase the yield of NBT Paclitaxel. NaPro made its first small-scale harvest pursuant to the PBI Agreement in the first quarter of 1996 and pursuant to the Zelenka Agreement in the second quarter of 1996. During 1997 NaPro completed its initial harvest under the Zelenka Agreement, and made spot orders with other vendors to obtain sufficient biomass to support manufacturing demands. There can be no assurance that the use of the ornamental yew bushes and the use of needles and limbstock of such bushes will be approved by the FDA for use in manufacturing NBT Paclitaxel or that current sources of biomass will be sufficient to meet NaPro's needs.

Manufacturing Crude paclitaxel is extracted from cultivated yew bushes by third party extractors and delivered to one of NaPro's manufacturing facilities. At these facilities, the impure paclitaxel is isolated and purified and the resulting active drug substance is delivered to Faulding's final fill and finish facility in Australia where NBT Paclitaxel is formulated by Faulding for final packaging. NaPro currently operates a pilot-scale manufacturing facility in Boulder, Colorado and, until April 1998, will operate another small-scale manufacturing facility in British Columbia, Canada. The FDA's refusal to allow marketing of NBT Paclitaxel in the United States under the IVAX NDA resulted in a decrease in the projected demand for NBT Paclitaxel. As a result, the Company decided to cease manufacturing in British Columbia and close that facility in April 1998. Both NaPro's Colorado pilot-scale manufacturing facility and its British Columbia manufacturing facility have been inspected by the TGA and approved for the commercial production of NBT Paclitaxel for sale in Australia. NaPro believes that the Boulder, Colorado facility has adequate capacity to meet Faulding's clinical and commercial demand for the foreseeable future and the amounts NaPro is required to supply under the Termination Agreement with IVAX. See "Strategic Alliances, IVAX"

With the possibility of NBT Paclitaxel entering the United States market under the IVAX NDA, NaPro pursued construction of a large-scale commercial manufacturing facility in Boulder, Colorado. During 1997, NaPro completed necessary structural modifications to the facility and began equipment installation. As a result of the FDA's refusal to allow marketing under the IVAX NDA, equipment installation was stopped in December 1997. NaPro believes that construction of this large-scale facility can be resumed and completed at such time, if ever, as the demand for NBT Paclitaxel requires an increase in production beyond the capacity of its pilot- scale facility. There can be no assurance, however, that NaPro will succeed in adapting its EIP(TM) technology for large scale commercial manufacturing, or that such facility and manufacturing processes will receive necessary regulatory approvals.

In order to increase its manufacturing capacity, NaPro is also developing, and has applied for patent protection for, a semi-synthesis process for manufacturing NBT Paclitaxel from certain other taxanes contained in renewable biomass sources. NaPro owns three issued patents relating to this process and has applied for others. Semi-synthesis manufacturing initially involves extraction of paclitaxel and other taxanes from yew sources. Unlike extraction, however, which attempts to isolate and purify only paclitaxel, semi-synthesis isolates and purifies certain additional taxanes. Through a chemical synthesis process, these other taxanes are converted into paclitaxel. Accordingly, since both paclitaxel and other taxanes are used in semi-synthesis, NaPro expects to be able to increase the paclitaxel yield from its biomass sources using a semi-synthesis process. The use of semi-synthesis will require receipt of additional regulatory approvals, of which there can be no assurance.

Strategic Alliances

NaPro's strategy has been to pursue and enter into strategic alliances with large international pharmaceutical companies that take responsibility for performing clinical trials, filing for regulatory approvals, and selling, marketing and distributing commercial formulations of NBT Paclitaxel. NaPro formed such a strategic alliance with Faulding through a long-term exclusive agreement. Pursuant to this agreement, Faulding agreed to fund and, with NaPro's input, undertake the clinical trials required to obtain regulatory approvals for commercializing NBT Paclitaxel in its territory. NaPro is responsible for supplying Faulding with NBT Paclitaxel for clinical trials and commercial purposes and Faulding is required to purchase all of its paclitaxel requirements from NaPro. Faulding pays a fixed price for non-commercial sales and a substantial share of gross revenue for NBT Paclitaxel sold commercially. NaPro believes that through its agreement with Faulding it will be able to take advantage of Faulding's resources, including expertise in clinical testing and sales, marketing and distribution. NaPro believes that this alliance enables it to compete more effectively, within the Faulding territory, with BMS, RPR, generic drug manufacturers and other companies, research organizations and academic institutions that are developing paclitaxel and are attempting to develop new and advanced forms of anti-cancer drugs. There can be no assurance, however, that Faulding will succeed in obtaining further regulatory approvals to market NBT Paclitaxel within its territory or that Faulding will market NBT Paclitaxel successfully in these additional countries.

Until March 20, 1998 NaPro and IVAX were parties to a similar long-term, exclusive agreement, under which IVAX was responsible for performing clinical trials, filing for regulatory approvals, and selling, marketing, and distributing commercial formulations of NBT Paclitaxel. In March 1998 NaPro and IVAX severed this strategic partnership by terminating the long-term, exclusive agreement. The termination of this agreement leaves NaPro free to pursue and enter into a strategic partnership or partnerships in the territories not covered by the agreement with Faulding, and NaPro is currently in negotiations toward this end. However, the termination of this agreement currently leaves NaPro without a strategic partner to assist with regulatory approval and marketing in countries outside the Faulding territory, and there can be no assurance that NaPro will be able to find a partner for these markets on terms acceptable to NaPro, or at all. In addition, even if such a partnership is secured, there can be no assurance that such a partner will be successful in gaining the necessary regulatory approvals to market NBT Paclitaxel in the territories not covered by the Faulding Agreement or that the partner will be able to market NBT Paclitaxel successfully.

Faulding Faulding, Australia's largest domestic pharmaceutical company with 1997 sales of approximately $1.1 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Southeast Asia and other countries throughout the world. In 1992, NaPro originally entered into a development and marketing agreement (the "Faulding Agreement") with Faulding. The Faulding Agreement, as amended and restated, has an initial term of 20 years and will continue thereafter from year to year unless terminated in writing by either party.

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

In a March 1995 amendment to the Faulding Agreement, Faulding agreed to convert certain prepaid product sales and deferred revenue aggregating $1.1 million, which would have become due in 1995 and 1997, into a note in the aggregate principal amount of $1.2 million, which matured in 1997. The terms of the note provided that NaPro would pay interest quarterly on amounts which would have been payable to Faulding had the conversion not occurred, at an annual rate of 9%. NaPro retired this note with a payment of $1.2 million plus accrued interest in September 1997.

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

In 1996 Faulding exercised 200,000 of the warrants. The remaining 200,000 warrants were sold by Faulding in 1997.

IVAX IVAX, a diversified international health care company with 1997 sales of approximately $602.1 million, is engaged in the research, development, manufacture and sale of branded and generic pharmaceuticals and other related health care and personal products and specialty chemicals. In 1993, NaPro entered into a development and marketing agreement (the "IVAX Agreement") with IVAX through IVAX's subsidiary, Baker Norton Pharmaceuticals ("BNP"). On March 20, 1998, NaPro and IVAX entered into the Termination Agreement.

The IVAX Agreement granted IVAX the exclusive right to develop and market NBT Paclitaxel in the United States and in every country outside the Faulding Territory except for the Vatican City, China, the former Soviet Union and the Middle East where such right was non-exclusive. Pursuant to the IVAX Agreement, IVAX had been required to purchase all of its requirements of paclitaxel from NaPro except in certain circumstances, if NaPro was unable to supply IVAX's requirements. In addition, under certain circumstances, IVAX could have obtained NaPro manufacturing information from NaPro and given such information to third parties so they could manufacture NBT Paclitaxel for IVAX.

Under the Termination Agreement, NaPro is obligated to deliver to IVAX, and IVAX is required to purchase at a price fixed in the Termination Agreement, a fixed quantity of NBT Paclitaxel in installments with the final installment due in the first quarter of 1999. In addition, the Termination Agreement grants IVAX a royalty-free, limited, non-exclusive license, for one of NaPro's pending patents (the "Pending Patent") in the United States, Europe, and certain other world markets. As consideration for this licence, NaPro has received $6,070,000, $2,000,000 of which was placed in escrow to be released in installments corresponding to delivery of NBT Paclitaxel to IVAX. In addition, IVAX will transfer to the Company 1,126,398 shares of Common Stock within 5 days of NaPro filing its 1997 Annual Report on Form 10-K. In addition, upon issuance of the Pending Patent in various countries, IVAX is to make the following additional payments to NaPro, subject to certain limitations: $3,750,000 upon issuance of the Pending Patent in the United States, and $2,610,000 upon issuance of the Pending Patent in the European Union. On the same day the Termination Agreement was executed, Leonard
P. Shaykin, the Company's Chairman of the Board of Directors, entered into an agreement with IVAX relating to a warrant for 111,111 shares of Common Stock (the "Warrant Agreement") that Mr. Shaykin acquired from IVAX in 1996. In exchange for remission of the Warrant to the Company by Mr. Shaykin, the Company agreed to indemnify IVAX for any loss associated with such transaction. In connection with the Termination Agreement, Richard C. Pfenniger, Jr. resigned from the NaPro Board of Directors. Mr. Pfenniger had originally been elected to the Board at the request of IVAX.

NaPro is required to indemnify IVAX pursuant to the Termination Agreement for any defect in the NBT Paclitaxel supplied to IVAX under either the Termination Agreement or the IVAX Agreement, for certain claims of patent or trade secret infringement relating to the manufacture, composition, or sale of NBT Paclitaxel supplied to IVAX and for uncured breaches of certain of NaPro's representations and warranties under the Termination Agreement. IVAX is required to indemnify NaPro against all losses (i) resulting from a defect in a product containing NBT Paclitaxel manufactured by IVAX, (ii) resulting from the formulation, storage, handling, promotion, distribution, registration, or sale of a product containing NBT Paclitaxel by IVAX, and (iii) for uncured breaches of IVAX's representations and warranties under the Termination Agreement.

Termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NBT Paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NBT Paclitaxel, in either such case in areas outside the Faulding territory. However, the termination of this agreement currently leaves NaPro without such a partner, and there can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NBT paclitaxel in these areas, or that NaPro or such a partner, if found, will be able to secure regulatory approval or effectively market NBT Paclitaxel.

Marketing and Sales

Marketing and sales of NBT Paclitaxel in the Faulding Territory will be conducted by Faulding. Currently, NaPro does not have a strategic partner to conduct marketing and sales activities outside the Faulding Territory. NaPro has no sales force, has only limited marketing capabilities and has no present intention to establish a sales or marketing force. NaPro expects that sales to Faulding and, until the first quarter of 1999, sales to IVAX under the Termination Agreement will account for substantially all of NaPro's revenue for the foreseeable future. As a result, the loss of Faulding as a customer, in the absence of a comparable alternative strategic alliance arrangement, or failure on the part of NaPro to obtain a partner to conduct marketing and sales activities outside the Faulding Territory could have a material adverse effect on NaPro. See "Strategic Alliances."

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for financing, executive talent, intellectual property and product sales. NaPro competes with all entities developing and producing therapeutic agents for cancer treatment. The success of competitors in entering the market for paclitaxel may reduce NaPro's potential market share and reduce the price of NBT Paclitaxel, each of which could have a material adverse effect on NaPro. In addition, regulatory approval and marketing are being handled exclusively by Faulding within the Faulding Territory, and, outside the Faulding Territory, NaPro has no partner to handle regulatory approval and marketing.

Although NaPro believes the Faulding has capable clinical and marketing abilities, there can be no assurance that the Faulding will be capable or effective in gaining additional regulatory approval on a timely basis, if at all or be able to compete effectively with existing or new competitors within the Faulding Territory. In addition, while the Company is currently pursuing a new strategic alliance for the development and marketing of NBT Paclitaxel in the countries not covered by the Faulding Agreement, there can be no assurance that NaPro will be able to find such a partner or, if such a partner is found, there can be no assurance that such a partner will be able to secure regulatory approval or effectively market NBT Paclitaxel if approval is secured.

BMS, the world's largest oncology company, is already marketing paclitaxel commercially in the United States, Australia, Canada, Europe and certain other territories. In addition, RPR has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere(R). Taxotere(R) has a microtubule binding mechanism of action similar to that of paclitaxel. Taxotere(R) is approved in the United States, European Community, Australia, Canada and a number of other countries. Taxotere(R) is approved in the United States for treatment of anthracycline-resistant breast cancer in patients without impaired liver function. While treatment with Taxotere(R) may cause certain side effects not observed with paclitaxel, it is anticipated that Taxotere(R) may compete with paclitaxel, and thereby reduce overall paclitaxel sales. In addition, with the termination of the IVAX Agreement, NaPro anticipates that IVAX will continue to seek entry to the global paclitaxel market independently of NaPro and will compete with NaPro in the future. Furthermore, upon expiration in December 1997 of the five-year marketing protection from generic competition which was provided to BMS's formulation of paclitaxel by the Waxman-Hatch Act, NaPro may be subject to competition from generic paclitaxel manufacturers. In Europe, a similar exclusivity period will end in most cases 10 years after BMS' initial approval. In addition, NaPro is aware of several pharmaceutical companies which have stated that they are in the process of developing generic paclitaxel in the United States, Canada, Mexico and Europe. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture which may compete with NaPro's products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

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

Patents and Proprietary Technology

NaPro's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Where appropriate, NaPro seeks protection of its proprietary technology by applying for patents in the United States and abroad. NaPro owns nine issued United States patents and has several United States patent applications pending. In addition, NaPro owns five issued foreign patents and has approximately 45 foreign patent applications pending. NaPro expects to make additional filings as it believes appropriate. In addition, NaPro has obtained licenses from third parties to use their proprietary technology, for which patent applications have been filed in the United States and in certain other areas of the world. There can be no assurance that either NaPro's or its licensors' existing patent applications will become issued patents or that, if issued, the coverage claimed in the applications will not be significantly reduced prior to issuance or, that NaPro will be able to obtain any necessary or desired additional licenses to patents or technologies of others or that NaPro will be able to develop its own additional patentable technologies. In addition, there can be no assurance that future patents issued to NaPro, if any, will provide it with competitive advantages or that products or processes covered by such patents will not be challenged as infringing upon the patents or proprietary rights of others or that any such patents will not be invalidated, or that the patents or proprietary rights of others will not have a material adverse effect on the ability of NaPro to do business. Patent applications in the United States are maintained in secrecy until patents are issued and patent applications in certain other countries generally are not published until more than 18 months after they are filed. In addition, publication of scientific or patent literature often lags behind actual discoveries. As a result, NaPro cannot be certain it or any of its licensors was the first creator of inventions covered by NaPro's or its licensors' pending patent applications or that NaPro or its licensors were the first to file such applications. Furthermore, there can be no assurance that others will not independently develop similar technology or, if patents are issued to NaPro, that others will not design technology to circumvent NaPro's patents or proprietary rights.

Much of NaPro's proprietary technology, including much of its EIP.(TM) technology, is not protected by patents and is held by NaPro as trade secrets. NaPro's success will depend in part on its ability to protect the trade secrets relating to extracting, isolating and purifying paclitaxel as well as to other technology. NaPro relies on proprietary know-how and confidential information and employs various methods, such as entering into confidentiality and non-compete agreements with its current employees and with third parties to whom it divulges proprietary information, to protect the processes, concepts, ideas and documentation associated with its technologies, including its paclitaxel production process. Such methods may afford incomplete protection and there can be no assurance that NaPro will be able to adequately protect its trade secrets or that other companies will not acquire information which NaPro considers to be proprietary. The inability to maintain its trade secrets for its exclusive use could have a material adverse effect on NaPro.

The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. Paclitaxel is an unpatentable, naturally-occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. In addition, certain methods of administering paclitaxel are or may be patented. Certain of these patents are owned or controlled by BMS and RPR, two of NaPro's primary competitors. NaPro is aware of competitors and potential competitors who are pursuing patent protection for various aspects of the extraction, preparation, administration and production of natural and semi-synthetic paclitaxel. In the event that NaPro's technology, products or activities are deemed to infringe upon the rights of others, NaPro could be subject to damages or enjoined from using such technology, or NaPro could be required to obtain licenses to utilize such technology. No assurance can be given that any such licenses would be made available on terms acceptable to NaPro, or at all. If NaPro were unable to obtain such licenses or was enjoined from using its technology, it could encounter significant delays in product market introductions while it attempted to design around the patents or rights infringed upon, or could find the development, manufacture or sale of products to be foreclosed, any of which may have a material adverse effect on NaPro. In addition, NaPro could experience a loss of revenue and may incur substantial cost in defending itself and indemnifying Faulding or IVAX in patent infringement or proprietary rights violation actions brought against them. NaPro could also incur substantial cost in the event it finds it necessary to assert claims against third parties to prevent the infringement of its patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on NaPro, even if the eventual outcome were favorable. See "Strategic Alliances," "European Patent Litigation" and "Australian Petty Patents."

Australian Petty Patents

In September 1993 and August 1994, BMS received two Australian petty patents claiming certain methods of administering paclitaxel. Australian petty patents have a maximum term of six years, are allowed to contain only three claims (one independent and two dependent) and are granted on the basis of a prior art search which is significantly more limited in scope than the searches done prior to issuance of standard patents. Following publication of these patents, Faulding instituted legal action to revoke these patents on the grounds that the patent claims are invalid and that the subject matter claimed in the patents was already known prior to the claimed date of invention. In February 1995, BMS brought legal action against Faulding, based upon these patent claims, seeking an injunction against Faulding to prevent Faulding from marketing NBT Paclitaxel pursuant to Faulding's generic approval. In March 1995, the Australian court denied BMS's request to enjoin Faulding from marketing NBT Paclitaxel. NaPro believes, based on communications with Faulding, that BMS's claims will likely be resolved in conjunction with Faulding's revocation action in 1998. No assurance can be given, however, that BMS will not obtain an injunction against Faulding which could prevent Faulding from marketing NBT Paclitaxel in Australia. If Faulding were prevented from marketing NBT Paclitaxel in Australia pursuant to its generic approval, Faulding would be unable to market NBT Paclitaxel for commercial sale in Australia until such time as Faulding obtains its own non-generic approval which will require substantial clinical trials and regulatory approval. There can be no assurances, however, that Faulding would be able to obtain its own non-generic approval in such circumstances. If BMS is successful in enforcing its patent claims against Faulding such that Faulding is unable to sell NBT Paclitaxel in Australia, NaPro's business, financial condition and results of operations could be materially and adversely affected. See "Patents and Proprietary Technology," and "Strategic Alliances."

European Patent Litigation

On May 14, 1997, BMS was issued a European Patent relating to certain methods of treatment with paclitaxel. On the same day, NaPro instituted revocation proceedings in the United Kingdom against this European Patent as issued in the U.K. and a separate but related British Patent also owned by BMS. The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to the patents, but BMS has subsequently instituted a countersuit against NaPro alleging infringement. Because of the early stage of the revocation proceedings, and issues regarding the scope and validity of these patents, it is difficult to estimate the impact which these patents may have on NaPro's business. However, in the event that NaPro is held liable for infringement, NaPro expects no significant liability because it is not involved in any activity in the U.K.
involving paclitaxel.

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

Manufacturers of drugs sold in the United States are required to satisfy the FDA that their manufacturing facilities and processes adhere to applicable standards for cGMP and to engage in extensive record keeping and reporting. Thus, even if regulatory approval for NBT Paclitaxel is acquired, NaPro's current and any future facilities will be subject to periodic review and inspections by the FDA or the analogous regulatory authorities of other countries for compliance with cGMP or similar foreign regulatory standards. Compliance with cGMP regulations requires substantial time, attention and financial resources. Following inspections of NaPro's United States and Canadian manufacturing facilities by a cGMP Auditor of the Australian TGA, the TGA issued approvals to NaPro as an Australian cGMP compliant paclitaxel manufacturer. In addition, NaPro's Boulder, Colorado pilot-scale facility was found to be in compliance with United States cGMP regulations by the FDA. These facilities are subject to periodic reinspection, and there can be no assurance that the FDA or foreign regulatory authorities will find NaPro's current facilities or facilities being constructed to be in compliance with United States cGMP regulations or analogous foreign standards in the future. Subsequent discovery of previously unknown with a product or NaPro's manufacturing facilities may result in restrictions, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements by NaPro, Faulding, or any future strategic partner could, among other things, result in criminal prosecution and fines, product recalls, product seizures and operating restrictions.

NaPro has met with the FDA to discuss technical issues associated with the its DMF submitted in support of the approval of its bulk drug product as part of the IVAX NDA. In these meetings, NaPro learned that the pilot scale facility, which manufactured the drug which was used in the IVAX clinical trials, needed to be inspected for approval in the initial NDA. The scaled-up commercial facility was submitted in the NDA as an alternate facility, which required NaPro to prepare two "commercial" facilities for FDA approval, resulting in the expenditure of more resources than originally planned. The biomass strategy employing plantation-grown ornamental yews was also discussed with the FDA.

NaPro is also subject to United States laws and regulations applicable to exporting drugs. On April 26, 1996, the export provisions in the FDC Act were amended in Chapter 1A of Title II, Supplemental Appropriations For The Fiscal Year Ending September 30, 1996, in the "FDA Export Reform and Enhancement Act of 1996" to authorize the export of a drug before marketing approval is obtained in the United States, to any country, if the drug (a) complies with the laws of the importing country, and (b) has valid marketing authorization by the appropriate authority in a country listed by the statute, one of which is Australia. NaPro's Paclitaxel has received valid marketing authorization from Australia and NaPro's

Boulder, Colorado pilot-scale manufacturing facility has been found to be compliant with cGMP by the Australian TGA.

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

The adoption by federal, state or local governments of significant new laws or regulations or a change in the interpretation or implementation of existing laws or regulations relating to environmental or other regulatory matters could increase the cost of producing products, delay regulatory approval or otherwise adversely affect NaPro's ability to produce or sell NBT Paclitaxel or other products. Adverse governmental regulations which might arise from future legislative or administrative regulations or other actions cannot be predicted. In addition, NaPro's activities have been opposed by the Oregon Natural Resources Council ("ONRC") because of their concern over wild Pacific yew in old growth forests. The ONRC and the FDA have reached an agreement on the National Environmental Policy Act ("NEPA") requirements for NDAs, ANDAs and INDs involving more than 200 patients involving paclitaxel from Pacific yew trees. The agreement provides that an applicant shall include an Environmental
Assessment ("EA") which will identify all sources of Pacific yew which are expected to be harvested in connection with the manufacture of paclitaxel relating to the application. The FDA is to subject such EAs to the NEPA process and shall complete and issue a Finding of No Significant Impact ("FONSI"), or an Environmental Impact Statement ("EIS") and Record of Decision (ROD) as required by NEPA before approving any NDA or ANDA involving paclitaxel derived from or otherwise involving the Pacific yew tree. Because NaPro relies on plantation-grown ornamental yews, and it will not harvest any Pacific yew trees to manufacture paclitaxel for a marketed product, it believes that the ONRC-FDA agreement requirements can be met, and that these requirements will not jeopardize approval of any NDA which may be filed in the future. Even though NaPro no longer harvests biomass from the bark of the wild Pacific yew, there can be no assurance that the ONRC and other environmental activist groups will not oppose other activities of NaPro, which may have the effect of delaying or halting production of NBT Paclitaxel, each of which could have a material
adverse  effect  on  NaPro's  business,   financial  condition  and  results  of
operations.

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

IVAX, using NaPro's United States DMF, filed an IND with the FDA in June 1994 relating to NBT Paclitaxel and began its Phase I clinical trials relating to NBT Paclitaxel in the United States in October 1994. IVAX began Phase II/III clinical trials in May 1995. In 1997, IVAX filed the IVAX NDA seeking commercial approval to sell NBT Paclitaxel in the United States. On December 24,1997, the FDA ruled on the IVAX NDA, the FDA determined that NBT Paclitaxel was safe and effective in the treatment of Kaposi's sarcoma, but denied IVAX the authority to market NBT Paclitaxel due to BMS's prior orphan drug approval for that indication. No assurance can be given, however, that NBT Paclitaxel will prove to be safe and effective in future clinical trials, that NaPro will be able to obtain alternate approval, to market NBT Paclitaxel in the United States or other countries.

Research and Development

During the years ended December 31, 1995, 1996 and 1997, NaPro spent approximately $4.6 million, $6.8 million and $11.7 million, respectively, on Company sponsored research and development activities and to produce NBT Paclitaxel sold to Faulding and IVAX. Research and development is expected to remain a significant cost component of NaPro's business. In the short term, research and development is expected to concentrate primarily on: (i) improving paclitaxel yield and reducing production cost; (ii) developing NaPro's semi-synthesis process for paclitaxel production; and (iii) improving the yields of NaPro's production methodology for processing needles and limbstock. NaPro will focus its internal efforts on process development and plans to contract out research considered essential but for which it lacks facilities or staff. NaPro also intends to engage in early stage research and development to identify other potential natural product pharmaceuticals.

Foreign and Domestic Operations; Export Sales

The following table sets forth, for the past three fiscal years revenue, profitability (operating loss),and identifiable assets attributable to NaPro's U.S. and foreign operations (amounts in thousand dollars):

                                             Year Ended December 31,
                                    1997              1996             1995
                                    ----              ----             ----

Sales to Unaffiliated Customers
         United States              $2,684          $ 1,692           $2,054
         Canada                      1,130            1,781              569
                                 ---------         ---------         -------

         Total Sales (1)             3,814            3,473            2,623

Operating Loss
         United States            (12,854)           (6,719)          (3,851)
         Canada                      (952)             (384)            (433)

Identifiable Assets
         United States              26,419            20,198           5,133
         Canada                      3,939             4,823           6,820

------------

(1) Includes export sales to Australia of $1,303 in 1997, $2,509 in 1996 and $1,392 in 1995.

Sales from Canada include sales of product manufactured and shipped from NaPro Canada, NaPro's Canadian subsidiary. Such products sold by NaPro Canada to NaPro are then re-sold to Faulding for use outside the United States. Such "exported" products never physically enter the United States.

Sales of NBT Paclitaxel into foreign markets accounted for approximately 72% of NaPro's revenue for the year ended December 31, 1996 and 34% of NaPro's revenue for the year ended December 31, 1997. NaPro anticipates that a significant portion of its revenue will continue to be derived from sales of its products in foreign markets for the foreseeable future.

A substantial portion of NaPro's revenues and operations will thus continue to be subject to the risks associated with foreign business, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on NaPro's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in, the level of customs duties, export quotas, drug regulatory restrictions or other regulatory or trade restrictions could have a material adverse effect on NaPro.

Employees

On February 17, 1998, NaPro announced a planned layoff of 53 employees, which would result in a 43% reduction in full time positions. As part of this downsizing, NaPro(Canada) discontinued operations at its British Columbia manufacturing facility. This downsizing is expected to produce annualized savings in personnel costs of about $2.8 million.

As of March 12, 1998, NaPro had 78 full-time employees, two part-time employees, three project employees, and two temporary employees of whom thirteen hold Ph.D. or M.D. degrees. Three employees were engaged in biological and clinical research, 17 in chemical research, 14 in quality control/quality assurance, 28 in manufacturing, 19 in general administration and finance, and two in legal. NaPro believes that its relations with its employees are good.


                                                      Item 2

                                                    Properties

NaPro leases approximately 54,000 square feet of space in Boulder, Colorado, which is used for research and development and is planned to be used for commercial-scale manufacturing upon completion of improvements and installation and validation of equipment. This facility is also used for NaPro's executive offices and warehousing of raw materials and equipment. NaPro leases an additional 5,900 square feet of space in Boulder which is used for research and development and small scale manufacturing. NaPro leases a facility of approximately 3,400 square feet in British Columbia, Canada which is used for manufacturing. NaPro leases an additional 10,090 square foot facility in British Columbia, Canada, currently unused, that the it intends to sublease to a third party.

As part of the downsizing announced by the Company on February 27, 1998, NaPro temporarily closed its British Columbia manufacturing facility and suspended construction of its commercial scale manufacturing facility in Boulder. Completion of the Boulder facility will require additional financing, which the Company intends to seek at such time as NaPro foresees sufficient product demand to warrant completion of the facility.

                                                      Item 3

                                                 Legal Proceedings

NaPro is currently engaged in an action in which NaPro is attempting to invalidate a European Patent held by Bristol-Myers Squibb Company. See "European Patent Litigation." NaPro is not currently engaged in any other material legal proceedings. See "Patents and Proprietary Technology" and "Australian Petty Patents."


                                                      Item 4

                                      Matters Submitted to Stockholders' Vote

No matters were submitted to a vote of NaPro's security holders during the quarter ended December 1997.

                                                      Part II

                                                      Item 5

                              Market Information and Related Stockholder Matters

                                                Market Information

NaPro's Common Stock is traded in the NASDAQ National Market under the symbol "NPRO." The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock.

                                                      High              Low
1996
         First Quarter                             $13  3/8         $ 8  7/8
         Second Quarter                             17  1/4          11  1/8
         Third Quarter                              15  1/4           8  5/8
         Fourth Quarter                             11  3/4           7  1/8

1997
         First Quarter                             $13  3/8        $10  1/8
         Second Quarter                             12  1/8          6  1/4
         Third Quarter                              10  7/8          6  3/8
         Fourth Quarter                               6 11/16         1 15/16

Stockholders

As of December 31, 1997 there were approximately 138 stockholders of record of NaPro's Common Stock.

Dividends

To date, NaPro has not paid any dividends on the Common Stock. NaPro intends to retain future earnings, if any, to finance the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future, if at all.

Recent Sales of Unregistered Securities

On June 4, 1997, NaPro issued $10.3 million of Senior Convertible Notes due 2000 (the "Senior Notes"). The Senior Notes were sold to private investors. The Senior Notes are convertible into common stock at discounts (ranging from 5% to 10%) from the market price of the common stock during specified periods prior to the conversion. The net proceeds of the Senior Notes totaled $9.6 million after the placement agent's fees and other offering cost. The Company also issued 49,721 shares of its common stock in payment of approximately $353,000 of interest as permitted by the terms of the Senior Notes. In addition, the Company issued 342,667 shares of common stock on November 19 and December 30, 1997 upon the conversion of approximately $1,059,000 in principal of the Senior Notes. As a negotiated transaction with sophisticated investors not involving any public offering, the sale of the Senior Notes, the issuance of common stock in the payment of interest and the issuance of common stock upon conversion of the Senior Notes was exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D thereunder.

On December 8, 1997, NaPro closed a private placement of 5,000 shares of Series C Senior Convertible Preferred Stock (the "Series C Preferred") for an aggregate issuance price of $5 million. The Series C Preferred was sold to an investment limited partnership. The Series C Preferred is convertible into common stock at a 5% discount from the average of the lowest closing trade prices to occur during the 15 trading days immediately preceding the conversion date. As an issuance to a single sophisticated investors not involving any public offering, the sale of the Series C Preferred was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

                                                      Item 6

                                              Selected Financial Data

The selected financial data presented below for each year in the five years ended December 31, 1997, are derived from NaPro's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with the consolidated financial statements at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.


                                                                                        Year Ended December 31,
                                                       1997         1996         1995         1994         1993
                                                       ----         ----         ----         ----         ----
                                                                                        (In thousands, except per share data)

Statement of Operations Data:
Revenue:
     Sales of products                               $  3,814      $  3,473      $ 2,623     $ 1,002      $ 1,248
     Other                                                 -            -            -             5            1
                                                  ------------ ------------  -----------  -----------  ----------
          Total revenue                                 3,814        3,473        2,623        1,007        1,249

Operating Expense:
     Research, development and cost of products sold   11,769        6,837        4,325        2,707        3,505
     General and administrative                         5,851        3,739        2,310        2,044        2,690
     Faulding royalty                                      -            -            -         1,000           -
     Plantation cost                                       -            -           272        1,238            7
                                                -------------- ------------    ---------     --------  ----------
          Total operating expense                      17,620       10,576        6,907        6,989        6,202
                                                   -----------    ---------    ---------     --------    --------
Operating loss                                        (13,806)      (7,103)      (4,284)      (5,982)      (4,953)
Other income (expense):
     Interest Income                                      494          651          373          188           79
     Interest and other expense                        (2,161)        (373)        (160)        (340)         (34)
                                                   -----------   ----------    ---------   ----------   ----------
Loss before extraordinary item                        (15,473)      (6,825)      (4,071)      (6,134)      (4,908)
Loss on early extinguishment of debt                       -            -            -          (512)          -
                                                ---------------------------  -----------   ----------  ---------
Net loss                                              (15,473)     $(6,825)     $(4,071)     $(6,646)     $(4,908)
                                                    ==========     ========     ========     ========     ========
Loss per share:
     Before extraordinary item                      $   (1.28)    $  (0.68)     $ (0.51)     $ (0.91)     $ (0.79)
     Extraordinary item                                    -            -            -         (0.08)          -
                                                 --------------------------  -----------    ---------  ---------
     Net loss                                       $   (1.28)    $  (0.68)     $ (0.51)     $ (0.99)       (0.79)
                                                    ==========    =========     ========     ========     ========
Weighted average shares outstanding                    12,104        9,973        7,973        6,761        6,201
                                                     =========    =========     ========     ========     =======



                                                                                        Year Ended December 31,
                                                        1997         1996        1995         1994         1993
                                                        ----         ----        ----         ----         ----
                                                                                        (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term securities     $  8,102      $14,767     $  7,800      $ 1,400     $     18
Working capital                                        (2,485)      14,224        8,453        3,169         (435)
Total assets                                           30,358       25,021       11,953        4,976        2,120
Long-term obligations, net of current maturities          480          751        1,618        1,273        1,435
Senior convertible redeemable preferred stock           4,344           -            -            -            -
Minority interest                                       2,574        3,715        3,715           -            -
Accumulated deficit                                   (40,998)     (25,525)     (18,700)     (14,629)      (7,983)
Stockholder's equity (deficit)                          7,262       16,569        5,424        3,037         (944)

                                                      Item 7

               Management's Discussion and Analysis of Financial Condition and
                                      Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations of NaPro BioTherapeutics, Inc. (together with its subsidiaries, "NaPro"). This discussion should be read in conjunction with the Financial Statements and Notes included elsewhere in this Report. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward Looking Statements."


General

NaPro is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees. NaPro's paclitaxel is referred to herein as "NBT Paclitaxel."

NaPro has devoted its efforts primarily to the development and implementation of its propriety extraction, isolation and purification (EIP(TM)) technology for producing NBT paclitaxel. To advance the development and commercialization of NBT Paclitaxel, NaPro entered into 20-year, exclusive agreements with each of F.H. Faulding & Co., Ltd. ("Faulding") and IVAX Corporation (including its subsidiaries, "IVAX") for the clinical development, sales, marketing and distribution of NBT Paclitaxel. NaPro and IVAX entered into an agreement on March 20, 1998 (the "Termination Agreement") terminating their development and marketing relationship , and NaPro is actively seeking one or more partners to replace IVAX. NaPro is currently dependent for revenue exclusively on sales of NBT Paclitaxel, on royalties from licenced technology and amounts due under the Termination Agreement.

Through December 31, 1997, NaPro's production of NBT paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant operating losses, including operating losses of approximately $13.8 million, $7.1 million and $4.3 million for the years ended December 31, 1997, 1996 and 1995, respectively, resulting in an accumulated deficit of $41.0 million as of December 31, 1997. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research and development activities. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

NaPro believes that its ability to generate such revenue depends primarily on the ability to obtain regulatory approval in the U.S. or another major market for the commercial sale of NBT paclitaxel, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NBT Paclitaxel sufficient to supply NaPro's strategic partners' requirements for commercial sales.

In January 1995, Faulding received approval to market NBT paclitaxel commercially in Australia under the trade name ANZATAX(TM). The ability of Faulding to continue to market NBT paclitaxel in Australia pursuant to Faulding's marketing approval and the success of these marketing efforts will continue to have a significant effect on NaPro's revenue and profitability.

In February 1997, Bristol-Myers Squibb Company ("BMS") submitted a Supplemental New Drug Application with orphan drug designation for paclitaxel for the treatment of Kaposi's sarcoma ("KS") ahead of the filing by IVAX of a New Drug Application ("NDA") for the same indication. The BMS application was approved by the Food and Drug Administration ("FDA") in August 1997. Under the Orphan Drug Act of 1983, this approval resulted in IVAX/NaPro being denied marketing approval for the KS indication for seven years.

In February 1998, due to the delay in receiving marketing approval for paclitaxel, NaPro underwent a restructuring to decrease overall costs. NaPro's total number of employees will be reduced to 53, resulting in a 43% reduction in full time positions and an estimated annual savings of $2.8 million in payroll expense. This decrease in payroll expense will be reflected in general and administrative, as well as research and development expense. In addition, non-payroll expenses are also expected to decrease as the result of the restructuring. As part of this restructuring, the Company discontinued operations at its British Columbia manufacturing facility. This restructuring is expected to produce annualized savings in personnel costs of about $2.8 million. As part of the restructuring, NaPro temporarily closed its British Columbia manufacturing facility and suspended construction of its commercial scale manufacturing facility in Boulder, Colorado. Completion of the Boulder facility will require additional financing, which the Company intends to seek at such time as NaPro foresees sufficient product demand to warrant completion of the facility.

In March 1998, NaPro and IVAX entered into the Termination Agreement. Termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NBT Paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NBT Paclitaxel, in either such case in areas outside the Faulding territory. However, the termination of the IVAX Agreement currently leaves NaPro without such a partner, and there can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NBT paclitaxel in these areas, or that NaPro or such a partner, if found, will be able to effectively market NBT Paclitaxel. NaPro's future growth and profitability will depend on the success of NaPro's strategic partners in fostering acceptance in the oncology market for NBT Paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 Revenue. There were no sales to affiliate for 1997. Such sales for 1996 were $600,000. Sales to affiliate were to IVAX, which was not an affiliate in 1997. Sales to IVAX for 1997 were $2.3 million and are included in other sales. Sales to IVAX are expected to increase substantially in 1998; however, as a result of the Termination Agreement, such sales are expected to end soon thereafter. Future product sales in territory outside that covered by NaPro's agreement with Faulding (the "Faulding Agreement") may be dependant upon the ability of NaPro to secure new agreements supporting the development and marketing of NBT Paclitaxel within that territory. Sales other than to IVAX for 1997 were $1.5 million, representing a decrease of $1.3 million from 1996. Total sales for 1997 were $3.8 million, up $300,000 from 1996. The increase was due primarily to the timing of product shipments and to inventory fluctuations of NaPro's strategic partners. Shipments to NaPro's strategic partners may vary significantly depending on a number of factors, including the timing and size of any clinical trials, the level of inventory carried and changes in approved markets. This variability will continue until stable commercial demand has been established for the product in one of NaPro's principal markets.

Research,  Development  and Cost of  Products  Sold.  Research  and  development expense and cost of products sold for 1997 was $11.8 million, representing an increase of $4.9 million from 1996. The increase resulted primarily from expansion of NaPro's development and research operations in anticipation of possible approval of the NDA filed by IVAX with the FDA. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense.

General and Administrative Expense. General and administrative expense for 1997 was $5.9 million, an increase of $2.2 million from 1996. The increase is attributable primarily to increases of $1.1 million in administrative and support staff, $500,000 in legal costs, $100,000 of occupancy costs, and $400,000 in consulting and outside service expense.

Interest Income. Interest income for 1997 was $500,000, a decrease of $200,000 from 1996. The decrease is attributable to smaller free cash balances available for investment. See "Liquidity and Capital Resources."

Interest and Other Expense. Interest and other expense for 1997 was $2.2 million, representing an increase of $1.8 million from 1996. Approximately $1.1 million of the 1997 expense related to the amortization of original issue discount, a non-recurring charge, on the senior convertible debt. The remainder of the increase is attributable to interest on the senior convertible debt and increased borrowing on equipment financing. See "Liquidity and Capital Resources."

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
Revenue. Sales to affiliate increased $100,000 to $700,000 for 1996. Sales to affiliate were to IVAX. Other sales increased $800,000 to $2.8 million for 1996 from $2 million for 1995. Total revenue increased $900,000 to $3.5 million for 1996 from $2.6 million for 1995. Through December 31, 1995, the majority of product sales had been for use in clinical trials and for research and development purposes.

Research, Development and Cost of Products Sold. Research, development and cost of products sold increased $2.5 million to $6.8 million for 1996 from $4.6 million for 1995. The increase was due primarily to an increase in the level of process development and research, including higher production cost due to higher production volume. This was offset by plantation fees which decreased from $300,000 in 1995 to zero, reflecting the completion of research related to plantation development as of December 31, 1995. In 1996, NaPro began capitalizing plantation expenditures incurred prior to the first commercial harvest and depletes such cost over the remaining life of the plantation contract using the units-of-production method.

General and Administrative Expense. General and administrative expense increased $1.4 million to $3.7 million for 1996 from $2.3 million for 1995. This increase was due primarily to an increase in facility cost and an increase in administrative and support staff.

Interest Income. Interest income increased $300,000 to $700,000 for 1996 from $400,000 for 1995. This increase was the result of larger free cash balances associated with the completion of NaPro's offering of Common Stock in August 1996 and its warrant call completed in June 1996. See "Liquidity and Capital Resources."

Interest and Other Expense. Interest and other expense increased $300,000 to $400,000 for 1996 from $100,000 for 1995. The increase was attributable to interest on increased borrowings on the equipment lease line and note payable to Faulding. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. As of December 31, 1997, NaPro had a negative working capital balance of $(2.5) million. This compared to a working capital balance of $14.2 million as of December 31, 1996, and reflects the classification as a current liability of $9.2 million of NaPro's senior convertible notes (the "Senior Notes"), which are due in 2000 but redeemable by the holders during 1998 under certain conditions. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $27.8 million, on the exercise of warrants and options of $5.6 million, on net borrowings of $11.8 million, and on loans and advances from its stockholders and strategic partners.

NaPro raised approximately $15 million in 1997 through the sale of convertible securities. The net proceeds from the sale of these securities, combined with licensing fees associated with the Termination Agreement ranging from $6 to 12 million are expected to provide adequate capital to fund its 1998 operations and capital expenditures. Pharmaceutical development is, however, a costly and time consuming process. NaPro is actively pursuing partners to assist in the development and marketing of its products, and may seek other forms of long-term financing should such financing become available on acceptable terms.

In June 1997, NaPro privately placed $10.3 million of the Senior Notes. The Senior Notes mature in June 2000 and bear an interest rate of 5%. The interest on the Senior Notes is payable either in cash, or in NaPro common stock, at NaPro's option. The Senior Notes are convertible into common stock at discounts (ranging from 5% to 10%) from the market price of the common stock during specified periods prior to the conversion. If not converted, upon maturity, the Senior Notes will be exchanged for 13.75% 5-year debentures. The net proceeds of the Senior Notes totaled $9.5 million after the placement agent's fees and other offering cost. Under the original terms of the Senior Notes, the holders of the Senior Notes are entitled to require partial redemption of the notes in certain circumstances, including significant declines in the market value of NaPro common stock. In January 1998 NaPro redeemed $397,000 in principal of the Senior Notes and paid $53,000 premium and interest in connection with such a redemption.

In December 1998, NaPro closed a private placement of 5,000 shares of Series C Senior Convertible Preferred Stock (the "Series C Preferred") for an aggregate issuance price of $5 million. The Series C Preferred accrues dividends at 5% per year payable in common stock or cash at NaPro's option. The Series C Preferred is convertible into common stock at a 5% discount from the average of the lowest closing trade prices to occur during the 15 trading days immediately preceding the conversion date. Under certain circumstances the investor can cause NaPro to redeem a portion of the Series C Preferred. At December 2000, NaPro may force the conversion of any remaining shares at the conversion price in effect as of December 8, 2000.

In January 1998, NaPro entered into amendments (the "Amendments") with the holder of the Series C Preferred and the holders of the Senior Notes (the "Investors"). The parties agreed to, over the period through December 31, 1998:
(i) limit the number of shares which could be converted in the event the stock price is below $4.00 per share to no more than 450,000 shares per month and (ii) suspend the ability of the Investors to force NaPro to redeem any portion of the securities for cash. In the event there is an unconverted amount of securities outstanding on January 1, 1999, such amount will be convertible in accordance with the original terms of the agreements. The Amendments require NaPro to propose for approval by its stockholders, at a meeting to be held no later than June 1, 1998, an amendment to its Certificate of Incorporation that would increase its authorized number of shares of common stock and a proposal to permit the issuance of common stock in excess of 20% of the common stock outstanding at the dates of original issuance of the Series C Preferred and the Senior Notes upon conversion of the Series C Preferred and the Senior Notes, respectively. If stockholder approval for those matters is not obtained, the Amendments will terminate and in certain circumstances the holders of the Series C Preferred and the Senior Notes would have the right to require NaPro to redeem any inconvertible portion of the Series C Preferred and the Senior Notes, respectively. NaPro intends to seek the stockholder approvals required by the Amendment. While there can be no assurance that such approvals will be obtained, NaPro believes it to be in the interest of stockholders that such approvals be given.

In March 1998,  NaPro and IVAX entered  into the  Termination  Agreement,  which terminated their development and marketing relationship. IVAX paid NaPro approximately $6.0 million pursuant to the Termination Agreement, and IVAX received a royalty-free limited, non-exclusive license for one of NaPro's pending patents (the "Pending Patent") in the United States, Europe and certain other markets. Another $6.4 million in additional payments is to be paid to NaPro contingent upon the issuance of the Pending Patent in various countries. While there can be no assurance these issuance will occur, NaPro believes it is highly probable that they will do so. In addition, IVAX will transfer to NaPro within 5 days of NaPro filing its 1997 Annual Report on Form 10-K, 1,126,398 shares of NaPro common stock currently owned by IVAX. NaPro is actively pursuing another strategic partner, or partners, to assist in the regulatory approval and marketing of NBT Paclitaxel in the U.S. and other areas not covered by the Faulding Agreement.

Working Capital and Cash Flow Cash and cash equivalents decreased $1.4 million to $8.1 million for the year ended December 31, 1997 from $9.5 million at December 31, 1996. Net cash provided by 1997 financing activity and from the net proceeds from investments was partially offset by $10.4 million used in operating activities and by capital expenditures of $11.6 million.

Inventory increased $2.0 million to $4.3 million in the year ended December 31, 1997 from $2.3 million at December 31, 1996. The amount of product held as finished goods equivalents in work-in-progress inventories as well as finished goods inventories is dependent on a number of factors, including the shipping requirements of NaPro's strategic partners and NaPro's production planning for meeting those needs. Inventory balances may vary significantly during product development and launch periods. NaPro made significant investments in biomass and work-in-process in anticipation of the commencement of commercial production if the DNA filed with the FDA had been approved.

Capital Expenditures NaPro expended $11.6 million during 1997 for capital projects. These expenditures primarily included plantation cost, work on a new large scale commercial EIP(TM) manufacturing facility in Boulder, and expansion and improvement to NaPro's Boulder laboratories and facilities.

Due to the FDA's determination that NBT Paclitaxel could not be marketed in the U.S. during BMS's period of exclusivity under the Orphan Drug Act, NaPro has significantly reduced the scope of its operations and has reduced or delay capital expenditures. NaPro is seeking a new strategic partner or partners to replace IVAX. The nature of NaPro's relationship with its strategic partners may change significantly its planned capital expenditures.

The amount and timing of future capital expenditures will depend upon numerous factors, including the progress of NaPro's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in or terminations of existing strategic relationships, the establishment of additional strategic relationships and the cost of manufacturing scale-up. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Net Operating Loss Carryforwards As of December 31, 1997, NaPro had net operating loss carryforwards for income tax purposes of approximately $35 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred in September 1993. As a result, NaPro will be subject to an annual limitation on the use of its net operating losses. This limitation only affects net operating losses incurred up to the ownership change and does not reduce the total amount of net operating loss which may be taken, but rather limits the amount which may be used during a particular year. Therefore, in the event NaPro achieves profitability, such limitation would have the effect of increasing NaPro's tax liability and reducing the net income and available cash resources of NaPro if the taxable income during a year exceeded the allowable loss carried forward to that year.

Year 2000 NaPro has determined that there no material year 2000 issues with its own management information system and that is unlikely there will be any issues with its vendors that would have a material effect upon it.

Special Note Regarding Forward-looking Statements

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining strategic partners; the availability of patent and other protection for its intellectual property; the completion of clinical trials and regulatory filings; the prospects for and timing of regulatory approvals; the need for and availability of additional capital; the amount and timing of capital expenditures; timing of products introductions and revenue; the availability of raw materials; prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NaPro, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: adverse economic and general business conditions; competition from BMS and other existing and new producers of paclitaxel and other drugs; technological advances in cancer treatment and drug development; the ability to obtain rights to technology; the ability to obtain and enforce patents; the ability to obtain raw materials and commercialize manufacturing processes; the effectiveness of NBT Paclitaxel and other pharmaceuticals developed by NaPro in treating disease; the results of clinical studies; the results of research and development activities; the business abilities and judgment of NaPro's management and other personnel; the availability of qualified personnel generally; changes in and compliance with governmental regulations; the effect of capital market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies; the ability of Faulding to perform its obligations under its existing agreement with NaPro; the ability of NaPro to establish relationships with capable strategic partners to develop and market NBT Paclitaxel in the territories not covered by the Faulding Agreement and other factors referenced in this Report.

                                                      Item 8

                                    Financial Statements and Supplementary Data

The information required by this item begins at Page F-1.


                                                      Item 9

                                   Changes in and Disagreements with Accountants

None


                                                     Part III

                                                      Item 10

                                         Directors and Executive Officers

The information concerning NaPro's directors and executive officers is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement with respect to NaPro's 1998 Annual Meeting of Stockholders (the "Proxy Statement").


                                                      Item 11

                                              Executive Compensation

The section labeled "Executive Compensation" appearing in NaPro's Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the Securities and Exchange Commission.


                                                      Item 12

                  Security Ownership of Certain Beneficial Owners and Management

The section labeled "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" appearing in NaPro's Proxy Statement is incorporated herein by reference.


                                                      Item 13

                                  Certain Relationships and Related Transactions

The section labeled "Certain Relationships and Related Transactions" appearing in NaPro's Proxy Statement is incorporated herein by reference.

                                                      Part IV

                                                      Item 14

                Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

The Financial Statement Index is found on Page F-1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.


Exhibits and Reports on Form 8-K

NaPro filed a December 24, 1997 Current Report on Form 8-K reporting tentative approval of the IVAX NDA and the resignations of Messrs. Bewkes and Bryson from the Company's Board of Directors, a January 6, 1998 Current Report on Form 8-K reporting an Agreement in Principle between the Company and the holders of the 5% Senior Convertible Notes and the Series C Convertible Preferred Stock and a January 28, 1998 Current Report Form 8-K reporting amendments with respect to the 5% Senior Convertible Notes and the Series C Convertible Preferred Stock.


Exhibit
Number            Description of Exhibit

3.1      Amended and Restated Certificate of Incorporation of the Company, as  amended August 2,
         1996 (1)

3.2      Certificate of Designation for Convertible Preferred Stock, Series A (2)

3.3      Certificate of Designation for Series B Junior Participating Preferred Stock (3)

3.4      Certificate of Designation of Series C Senior Convertible Preferred Stock (4)

3.5      Bylaws of the Company (5)

4.1      Common Stock Certificate (5)

4.2      Underwriter's Warrant Agreement (5)

4.3      Warrant Agreement (5)

4.4      Warrant Certificate (5)

4.5      Rights Agreement dated as of November 8, 1996 between NaPro BioTherapeutics, Inc. and
         American Stock Transfer and Trust Company, as Rights Agent (9)

4.6      The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.5.

10.1*    Company's 1993 Stock Option Plan (5)

10.2*    Company's 1994 Long-Term Performance Incentive Plan, as amended July 30, 1996 (1)

10.3     Common Stock Warrant dated as of June 7, 1993 between the Company and Broadmark
         Capital Corporation (5)

10.4     Stock Purchase Warrant dated as of June 7, 1993 between the Company and Arthur D.
         Harrison (5)

10.5     Stock Purchase Warrant dated as of June 7, 1993 between the Company and D&N Holding
         Company (5)





10.6     Stock Purchase Warrant dated as of June 7, 1993 between the Company and Kirkland & Ellis
         (5)

10.7     Stock Purchase Warrant dated as of December 15, 1992 between the Company and Kirkland &
         Ellis (5)

10.8     Stock Purchase Warrant dated as of June 3, 1992 between the Company and Herbert L Lucas
         (5)

10.9     Stock Purchase Warrant dated as of June 3, 1992 between the Company and H.J. Meyers &
         Co., Inc (5)

10.10    Stock Purchase Warrant dated as of June 3, 1992 between the Company and
         Freshman, Marantz, Orlanski, Cooper, and Klein 1993 Investments (5)

10.11    Stock Purchase Warrant dated as of April 30, 1993 between the Company and Pacific
         Regeneration Technologies, Inc. (5)

10.12    Registration Agreement dated as of June 7, 1993 by and among the Company, D&N Holding
         Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P. Shaykin, and Lawrence
         Helson (5)

10.13    Amended and Restated Stockholders Agreement dated as of May 31, 1994 by and among the
         Company, D&N Holding Company, Sterling K. Ainsworth, Patricia A. Pilia, Leonard P.
         Shaykin, and Lawrence Helson (5)

10.14    Amended and Restated Employment and Executive Stock Agreement dated as of June 7,  1993 and amended and restated as of May 31, 1994 between the Company and Leonard P. Shaykin
         (5)

10.15*   Amended and Restated  Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and
         Sterling K.  Ainsworth (5)

10.16*   Amended and Restated  Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and
         Patricia A. Pilia (5)

10.17*   Amended and Restated  Employment and Executive Stock Agreement dated as of June 7, 1993 and amended and restated as of May 31, 1994 between the Company and
         Lawrence Helson (5)

10.18*   Company's Stock Option Agreement with Sterling K. Ainsworth (5)

10.19*   Company's Stock Option Agreement with Patricia A. Pilia (5)

10.20    Services and Supply Agreement dated as of December 1, 1993 between the Company and
         Pacific BioTechnologies Inc. (5)

10.21    Subscription Agreement dated as of April 29, 1993 between the Company and Pacific
         Regeneration Technologies (5)

10.22    Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd. (5)

10.23    Amendment No. 1 To Amended and Restated Master Agreement Dated January 19, 1994,
         executed as of March 23, 1995 (6)

10.24    Agreement dated as of June 7, 1993 between the Company and Baker Norton Pharmaceuticals,
         Inc. (5)

10.25    Lease dated February 28, 1995 between the Company and the Mutual Life of Canada (2)

10.26    Subscription Agreement and Investment Letter between the Company and NaPro
         BioTherapeutics (Canada), Inc. (2)

10.27    Put/Call Agreement dated July 12, 1995 between the Company and the Purchasers of Series A
         Preferred Shares of NaPro BioTherapeutics (Canada) Inc. (2)

10.28    Side Letter dated July 21, 1995 to Put/Call Agreement (2)

10.29    Lease between the Company and Gunbarrel Facility L.L.C. dated October 16, 1995 (7)

10.30    First Amendment to Lease November 27, 1995, between the Company and Gunbarrel Facility
         L.L.C. (7)

10.31    Agreement between the Company and Pacific BioTechnologies Inc. dated March 29, 1996 (7)

10.32    Culture Agreement dated March 1, 1996 between Zelenka Nursery, Inc. ("Zelenka") and the
         Company (8)

10.33    Agreement for Sale, Harvest and Storage of Nursery Stock dated May 1, 1996 between
         Zelenka and the Company (8)

10.34    Culture Agreement dated as of March 1, 1997 between Zelenka and the Company (1)





10.35    Lease Agreement dated as of March 1, 1997 between Zelenka and the Company (1)

10.36    Agreement for Sale, Harvest and Storage of Nursery Stock dated as of March 1, 1997 between
         Zelenka and the Company (1)

10.37    Form of Note Purchase Agreement, dated as of June 4, 1997 between NaPro and each of the
         Selling Stockholders (10)

10.38    Form of 5% Senior Convertible Note (10)

10.39    Form of Common Stock Purchase Warrant (10)

10.40    Pledge and Security  Agreement  dated as of June 4, 1997 between  NaPro and First Trust of New York, National Association,  as Collateral Agent
         (10)

10.41    Consulting agreement dated July 2, 1997 between NaPro and Life Science Advisors, LLP. (11)

10.42    Subscription Agreement between the Company and Advantage Fund II, Ltd., as to Series C
         Senior Convertible Preferred Stock (4)

10.43    Common Stock Purchase Warrant between the Company and Advantage Fund II, Ltd. (4)

10.44    Amendment Agreement, dated as of January 28, 1998, by and among the Company and the noteholders names therein (12)

10.45    Amendment Agreement, dated as of January 28, 1998, by and between the Company and
         Advantage Fund II, Ltd. (12)

10.46    Termination Agreement dated as of March 20, 1998 among the Company, IVAX Baker Norton
         Pharmaceuticals, Inc. ("BNP") and D&N Holding Corporation ("D&N") (14)

10.47    Escrow Agreement dated as of March 24, 1998 by and between the Company, BNP and U.S.
         Bank National Association d/b/a Colorado National Bank (14)

10.48    Letter  Agreement,  dated March 20,  1998,  by and between the Company,
         Leonard P Shaykin and D&N (14)

10.49    NaPro Release dated as of March 20, 1998 (14)

10.50    IVAX, BNP and D&N Release dated as of March 20, 1998 (14)

21.1     List of Subsidiaries.(13)

23.1     Consent of Ernst & Young LLP

24.1     Powers of Attorney

27.1     Financial Data Schedule

--------------------------------------------------------------
*A management compensation plan.

(1)      Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No.  0-24320).
(2)      Incorporated herein by reference from the Company's Quarterly Report on Form  10-Q filed with the Commission for the quarter ended June 30, 1995 (File No.  0-24320).
(3)      Incorporated herein by reference from the Company's November 8, 1996 Current Report Form
         8-K (File No. 0-24320).
(4)      Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed on December 16, 1997 (File No. 333-42419).
(5)      Incorporated herein by reference from the Registration Statement on Form S-1 of the
         Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
(6)      Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24320).
(7)      Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).
(8)      Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051).






(9)      Incorporated herein by reference to the Company's Current Report on Form 8-K, dated
         November 8, 1996 (File No. 0-24320).
(10)     Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
         period ending June 30, 1997 (File No. 0-24320).
(11)     Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
         period ending September 30, 1997 (File No. 0-24320).
(12)     Incorporated herein by reference to the Company's Current Report on Form 8-K, dated
         January 28, 1998 (File No. 0-24320).
(13)     Incorporated herein by reference from the Registration Statement of the Company on Form
         S-1, filed with the Commission on May 20, 1996 (File No. 33-78016).
(14)     Incorporated  herein by reference to the  Company's  Current  Report on
         Form 8-K, dated March 20, 1998 (File No.0-24320).

                                                    Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this report to be signed on its behalf.
                                            NAPRO BIOTHERAPEUTICS, INC.

/s/ Sterling K. Ainsworth
Sterling K. Ainsworth, Ph.D                    President, Chief                                     March 30, 1997
                                               Executive Officer; Director

Pursuant to the Exchange Act, this report has been signed on behalf of NaPro and in the capacities indicated.

              *                                Chairman of the Board of                             March 30, 1997
Leonard P. Shaykin                             Directors

/s/ Sterling K. Ainsworth                      President, Chief                                     March 30, 1997
Sterling K. Ainsworth,                         Ph.D  Executive Officer; Director

/s/ Gordon H. Link, Jr.                        Vice President, Chief                                March 30, 1997
Gordon H. Link, Jr                             Financial Officer
                                               (Principal Financial Officer)

/s/ Robert L. Poley                            Controller                                           March 30, 1997
Robert L. Poley                                (Principal Accounting Officer)

              *                                Director                                             March 30, 1997
Arthur H. Hayes, Jr., M.D.

              *                                Director                                             March 30, 1997
Mark B. Hacken

              *                                Director                                             March 30, 1997
Randolph C. Steer

/s/ Patricia A. Pilia                          Director                                            March 30, 1997
Patricia A. Pilia, Ph.D

*By:/s/ Gordon H. Link, Jr
  Gordon H. Link, Jr., Attorney in Fact

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                              Financial Statements


                  Years ended December 31, 1997, 1996 and 1995



Index to Financial Statements

Report of Independent Auditors..............................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet..................................................F-3
Consolidated Statement of Operations........................................F-5
Consolidated Statement of Stockholders' Equity..............................F-6
Consolidated Statement of Cash Flows........................................F-9
Notes to Consolidated Financial Statements.................................F-11

                         Report of Independent Auditors


The Board of Directors and Stockholders
NaPro BioTherapeutics, Inc.

We have audited the accompanying consolidated balance sheet of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc., and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

Denver, Colorado
March 23, 1998

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                           Consolidated Balance Sheet



                                                                                        December 31,
                                                                               1997                   1996

Assets
Current assets:
       Cash and cash equivalents                                             $ 8,102,000           $ 9,531,000
       Securities available for sale                                                 -               2,669,000
       Securities held to maturity                                                   -               2,567,000
       Accounts receivable                                                     1,508,000               662,000
       Inventory:
              Raw materials                                                      412,000               495,000
              Work-in-process                                                  1,408,000               449,000
              Finished goods                                                   1,302,000             1,337,000
                                                                             -----------          ------------
                                                                               3,122,000             2,281,000
       Prepaid expense and other                                                 481,000               500,000
                                                                            ------------          ------------
Total current assets                                                          13,213,000            18,210,000

Property and equipment, at cost:
       Plantation cost                                                         4,201,000             1,923,000
       Laboratory equipment                                                    3,874,000             2,086,000
       Leasehold improvements                                                  4,478,000             1,151,000
       Office equipment and other                                                673,000               559,000
       Construction in progress                                                4,883,000             1,645,000
                                                                            ------------          ------------
                                                                              18,109,000             7,364,000
       Accumulated depreciation                                                2,922,000             1,352,000
                                                                            ------------          ------------
Property and equipment, net                                                   15,187,000             6,012,000

Restricted cash                                                                  246,000               415,000
Inventory:
       Raw materials                                                             347,000                    -
       Work-in-process                                                           288,000                    -
       Finished goods                                                            541,000                    -
                                                                           -------------     ----------------
                                                                               1,176,000                    -
Other assets                                                                     536,000               384,000
                                                                           -------------         -------------
Total assets                                                                 $30,358,000           $25,021,000
                                                                             ===========           ===========






                  NaPro BioTherapeutics, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                                                                        December 31,
                                                                                1997                  1996
Liabilities and stockholders' equity Current liabilities:
       Accounts payable and accrued liabilities                             $ 4,361,000           $ 1,763,000
       Accrued payroll and payroll taxes                                        570,000               519,000
       Notes payable--current (Note 3)                                          743,000             1,669,000
       Senior convertible debt (Note 4)                                       8,134,000                    -
       Deferred revenue                                                       1,890,000                35,000
                                                                             -----------        -------------
Total current liabilities                                                    15,698,000             3,986,000

Notes payable--long term (Note 3)                                               480,000               751,000

Commitments and contingencies (Notes 1 and 9)

Minority interest  (Note 7)                                                   2,574,000             3,715,000

Senior convertible redeemable preferred stock,
       Series C (Note 5)                                                      4,344,000                    -

Stockholders' equity (Note 7):
       Preferred stock, $.001 par value:
       Authorized shares--2,000,000
              Series A:
              Issued and outstanding shares--none in
              1997; 125,000 in 1996
       Nonvoting common stock,  convertible  on  disposition  into voting common stock, $.0075 par value: Authorized  shares--1,000,000  Issued and outstanding shares--395,000
              in 1997; 595,000 in 1996                                            3,000                 4,000
       Common stock, $.0075 par value:
              Authorized shares--19,000,000
              Issued shares--13,134,021 in 1997;
              11,986,089 in 1996                                                 98,000                89,000
       Additional paid-in capital                                            50,833,000            44,670,000
       Note receivable from stockholder                                              -               (985,000)
       Deficit                                                              (40,998,000)          (25,525,000)
       Treasury stock--218,838 shares in 1997;
       144,288 in 1996                                                       (2,674,000)           (1,684,000)
                                                                           -------------         -------------
Total stockholders' equity                                                    7,262,000            16,569,000
                                                                           -------------         ------------
Total liabilities and stockholders' equity                                  $30,358,000           $ 25,021,000
                                                                            ============          ============

See accompanying notes.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                      Consolidated Statement of Operations


                                                                         Year Ended December 31,
                                                         1997                    1996                     1995
                                                         ----                    ----                     ----

Sales of product                                     $  3,814,000             $ 3,473,000              $ 2,623,000
                                                     ------------             -----------              -----------

Expense:
       Research, development and cost of
              products sold                            11,769,000               6,837,000                4,597,000
       General and administrative                       5,851,000               3,739,000                2,310,000
                                                    -------------           -------------            -------------
                                                       17,620,000              10,576,000                6,907,000
                                                     -------------           -------------            ------------
       Operating loss                                 (13,806,000)             (7,103,000)              (4,284,000)

Other income (expense):
       Interest income                                    494,000                 651,000                  373,000
       Interest and other expense                      (2,161,000)               (373,000)                (160,000)
                                                    --------------           -------------            -------------
Net loss                                             $(15,473,000)            $(6,825,000)             $(4,071,000)
                                                     =============            ============             ============

Basic and diluted net loss per share             $          (1.28)         $        (0.68)          $        (0.51)
                                                 =================         ===============          ===============

Weighted average shares outstanding                     12,104,395              9,973,325                7,972,537
                                                     =============            ============             ===========

See accompanying notes.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                  Years Ended December 31, 1995, 1996 and 1997




                                                      Series A      Nonvoting                     Additional
                                                      Preferred      Common         Common         Paid-in         Unearned
                                                        Stock         Stock          Stock         Capital       Compensation

                                                     ------------ -------------  ------------- ---------------- ---------------

Balance as of December 31, 1994                       $    -      $    3,000      $   58,000     $ 20,124,000    $  (30,000)

Issuance of 1,364,263 shares of preferred stock at
      $8.00 per share, net of offering cost of
      $846,000 (725,513 shares in minority interest)     1,000            -              -          4,267,000         -

Conversion of 513,750 shares of preferred stock
      into 513,750 shares of common stock and
      exchange of 266,421 shares of subsidiary's
      preferred stock for 266,421 shares of common
      stock                                             (1,000)           -            6,000        2,238,000        -

Exercise of 31,651 stock options at prices ranging
      from $.75 per share to $2.40 per share               -              -              -             46,000        -

Repurchase of 144,288 shares of common stock at
      $11.675 per share in exchange for cancellation
      of indebtedness                                      -              -              -              -             -

Interest receivable on officers' notes                     -              -              -              -             -

Amortization of unearned compensation                      -              -              -              -            21,000

Net loss                                                   -              -              -              -             -
                                                    ------------- -------------  ------------- ---------------- ---------------
Balance as of December 31, 1995                            -            3,000         64,000       26,675,000        (9,000)

Exercise of warrants for 200,000 shares of nonvoting
      common stock                                         -            1,000            -            999,000        -

Exercise of 21,418 stock options at prices ranging from
      $ .75 per share to $6.57 per share                   -              -              -             66,000        -

Exercise of warrants for 1,640,389 shares of common
  stock at prices ranging from $5.00 per share to
  $9.37 per share net of offering cost of $ 37,000         -              -           12,000        3,129,000        -

Issuance of 1,790,000 shares of common stock at
      $8.75 per share net of offering cost of $1,876,000   -              -           13,000       13,773,000        -





                  NaPro BioTherapeutics, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                  Years Ended December 31, 1995, 1996 and 1997


                                                          Notes
                                                       Receivable
                                                          From                            Treasury
                                                      Stockholders        Deficit          Stock           Total

                                                    ----------------- ---------------- --------------  --------------
Balance as of December 31, 1994                         $ (2,489,000)   $ (14,629,000)       -           $  3,037,000

Issuance of 1,364,263 shares of preferred stock at
      $8.00 per share, net of offering cost of
      $846,000 (725,513 shares in minority interest)        -                -               -              4,268,000

Conversion of 513,750 shares of preferred stock
      into 513,750 shares of common stock and
      exchange of 266,421 shares of subsidiary's
      preferred stock for 266,421 shares of common stock    -                -               -              2,243,000

Exercise of 31,651 stock options at prices ranging
      from $.75 per share to $2.40 per share                -                -               -                 46,000

Repurchase of 144,288 shares of common stock at
      $11.675 per share in exchange for cancellation
      of indebtedness                                      1,684,000         -            (1,684,000)        -

Interest receivable on officers' notes                      (120,000)        -               -              (120,000)

Amortization of unearned compensation                       -                -               -                 21,000

Net loss                                                    -              (4,071,000)       -            (4,071,000)
                                                    ----------------- ---------------- --------------  --------------
Balance as of December 31, 1995                             (925,000)     (18,700,000)    (1,684,000)       5,424,000

Exercise of warrants for 200,000 shares of nonvoting
         common stock                                       -                -               -              1,000,000

Exercise of 21,418 stock options at prices ranging from
      $ .75 per share to $6.57 per share                    -                -               -                 66,000

Exercise of warrants for 1,640,389 shares of common
       stock at prices ranging from $5.00 per share to
       $9.37 per share net of offering cost of $ 37,000     -                -               -              3,141,000

Issuance of 1,790,000 shares of common stock at
      $8.75 per share net of offering cost of $1,876,000    -                -               -             13,786,000


                  NaPro BioTherapeutics, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                  Years Ended December 31, 1995, 1996 and 1997




                                                     Series A      Nonvoting                     Additional
                                                    Preferred       Common         Common         Paid-in         Unearned
                                                      Stock          Stock          Stock         Capital       Compensation


Contribution of 4,017 shares of common stock at $7.00
     per share to retirement plan                         -             -              -                28,000         -
Interest receivable on officers' notes                    -             -              -              -                -
Amortization of unearned compensation                     -             -              -              -                   9,000
Conversion of 5,000 shares of nonvoting common stock
     to 5,000 shares of common stock                      -             -              -              -                -
Net loss                                                  -             -              -              -                -

          Balance as of December 31, 1996                 -              4,000         89,000       44,670,000         -
Conversion of 200,000 shares non-voting common
     stock to 200,000 shares of common stock              -             (1,000)         1,000         -                -
Interest receivable on officers' notes                    -             -              -              -                -
Repurchase of 74,550 shares treasury
     stock at $13.275 in exchange
     for cancellation of indebtedness                     -             -              -              -                -
Issuance of 4,268 restricted shares
     of common stock for compensation                     -             -              -                 40,000        -
Exercise of employee stock options for 2,466
     shares of common stock at $2.40 per share            -             -              -                  6,000        -
Exercises of warrants for 62,326 shares of common
     stock at prices ranging from $1.125 to $7.50         -             -               1,000           256,000        -
     per share
Convertible debt allocation to conversion
     rights and warrant for 323,700 shares                -             -              -              1,773,000        -
Exercise of warrants for 200,000 shares of common
     stock at $5.00 per share                             -             -               2,000           998,000        -
Issuance of 47,482 shares of common stock in
     payment for interest on debt at prices
     ranging from $5.78 to $8.375                         -             -              -                344,000        -



                  NaPro BioTherapeutics, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                  Years Ended December 31, 1995, 1996 and 1997


                                                      Notes
                                                    Receivable
                                                       From                           Treasury
                                                    Stockholders       Deficit            Stock            Total

Contribution of 4,017 shares of common stock at $7.00
     per share to retirement plan                         -              -                 -                   28,000

Interest receivable on officers' notes                   (60,000)        -                 -                  (60,000)

Amortization of unearned compensation                     -              -                 -                    9,000

Conversion of 5,000 shares of nonvoting common stock                                                        -
     to 5,000 shares of common stock                      -              -                 -

Net loss                                                  -            (6,825,000)         -               (6,825,000)

Balance as of December 31, 1996                         (985,000)     (25,525,000)      (1,684,000)         16,569,000

Conversion of 200,000 shares non-voting common
     stock to 200,000 shares of common stock              -              -                 -                -

Interest receivable on officers' notes                    (5,000)        -                 -                   (5,000)

Repurchase of 74,550 shares treasury
     stock at $13.275 in exchange
     for cancellation of indebtedness                    990,000         -                (990,000)         -

Issuance of 4,268 restricted shares
     of common stock for compensation                     -              -                 -                   40,000

Exercise of employee stock options for 2,466
     shares of common stock at $2.40 per share            -              -                 -                    6,000

Exercises of warrants for 62,326 shares of common
     stock at prices ranging from $1.125 to $7.50         -              -                 -                  257,000
     per share

Convertible debt allocation to conversion
     rights and warrant for 323,700 shares                -              -                 -                1,773,000

Exercise of warrants for 200,000 shares of common
     stock at $5.00 per share                             -              -                 -                1,000,000

Issuance of 47,482 shares of common stock in
     payment for interest on debt at prices
     ranging from $5.78 to $8.375                         -              -                 -                  344,000


                  NaPro BioTherapeutics, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                  Years Ended December 31, 1995, 1996 and 1997




                                                     Series A      Nonvoting                     Additional
                                                    Preferred       Common         Common         Paid-in         Unearned
                                                      Stock          Stock          Stock         Capital       Compensation

Conversion of 125,000  shares of preferred  stock
      into 125,000 shares of common stock and exchange
      of 140,920 shares of subsidiary's preferred
      stock for 140,920 shares of common stock            -             -            2,000        1,139,000        -

Conversion of senior convertible note to 344,906
     shares of common stock at prices ranging from
     $2.50 to $5.78 per share                             -             -            3,000          996,000        -

Issuance of option grant to purchase 49,785 shares of
     common stock at $7.25 per share in exchange for
     consulting  services                                 -             -              -             20,000        -

Convertible preferred stock allocation to
     conversion rights and warrant for
     175,000 shares                                       -             -              -            459,000        -

Contribution of 20,564 shares of common stock
     at $2.50 per share to retirement plan                -             -              -             51,000        -

Stock option compensation                                 -             -              -            145,000        -

Accretion of conversion rights and warrant
     to convertible preferred stock                       -             -              -            (64,000)       -

Net loss                                                  -             -              -              -            -
                                                    ------------- -------------  ------------- ---------------- ---------------
Balance as of December 31, 1997                         $ -         $     3,000    $98,000      $50,833,000     $  -
                                                    ============= =============  ============= ================ ===============



                  NaPro BioTherapeutics, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                  Years Ended December 31, 1995, 1996 and 1997


                                                      Notes
                                                    Receivable
                                                       From                           Treasury
                                                    Stockholders       Deficit            Stock            Total

Conversion of 125,000  shares of preferred  stock
      into 125,000 shares of common stock and exchange
      of 140,920 shares of subsidiary's preferred
      stock for 140,920 shares of common stock            -             -                  -              1,141,000

Conversion of senior convertible note to 344,906
     shares of common stock at prices ranging from
     $2.50 to $5.78 per share                             -             -                  -                999,000

Issuance of option grant to purchase 49,785 shares of
     common stock at $7.25 per share in exchange for
     consulting  services                                 -             -                  -                 20,000

Convertible preferred stock allocation to
     conversion rights and warrant for
     175,000 shares                                       -             -                  -                459,000

Contribution of 20,564 shares of common stock
     at $2.50 per share to retirement plan                -             -                  -                 51,000

Stock option compensation                                 -             -                  -                145,000

Accretion of conversion rights and warrant
     to convertible preferred stock                       -             -                  -                (64,000)

Net loss                                                  -           (15,473,000)          -            (15,473,000)
                                                    ----------------- ---------------- --------------  --------------
Balance as of December 31, 1997                       $   -          $(40,998,000)   $(2,674,000)     $    7,262,000
                                                    ================= ================ ==============  ==============

See accompanying notes.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows


                                                                                Year Ended December 31,
                                                                        1997             1996             1995
                                                                        ----             ----             ----

Operating activities
Net loss                                                           $(15,473,000)     $(6,825,000)      $(4,071,000)
Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation                                                     1,686,000          635,000           220,000
     Accretion of debt discount                                       1,447,000           34,000            50,000
     Compensation for common stock and options                          216,000           37,000            21,000
     (Gain)/Loss on retirement of assets                               (116,000)          28,000           163,000

     Changes in operating assets and liabilities:
         Accounts receivable                                           (846,000)        (336,000)         (177,000)
         Inventory                                                   (2,017,000)      (1,069,000)          216,000
         Prepaid expenses and other  assets                            (138,000)        (235,000)          116,000
         Accounts payable                                             2,942,000        1,100,000           245,000
         Accrued liabilities                                             91,000          181,000           226,000
         Deferred revenue                                             1,854,000          (16,000)           15,000
                                                                   -------------   --------------    -------------
     Net cash used by operating activities                          (10,354,000)      (6,466,000)       (2,976,000)
Investing activities
     Additions to property and equipment                            (11,634,000)      (4,894,000)       (1,209,000)
     Purchase of securities--available for sale                              -        (3,439,000)       (5,895,000)

     Purchase of securities--held to maturity                        (4,227,000)      (2,462,000)         (667,000)
     Proceeds from securities available for sale                      2,650,000          750,000         6,451,000
     Proceeds from securities held to maturity                        6,876,000          167,000                -
     Proceeds from sale of property and equipment                       939,000               -                 -
     Transfer of restricted cash                                         81,000          124,000          (124,000)
                                                                   -------------    -------------     -------------
     Net cash used by investing activities                           (5,315,000)      (9,754,000)       (1,444,000)
Financing activities
     Proceeds from notes payable, net of issuance costs               10,197,000        1,349,000           640,000
     Payments under notes payable                                    (1,959,000)        (555,000)         (251,000)
     Payment for compensation due officers                                   -          (169,000)               -

     Proceeds from sale of common and preferred stock                 6,262,000       19,906,000         5,156,000
     Proceeds from sale of preferred stock by subsidiary                     -                -          5,959,000
     Offering cost of common and preferred stock                       (260,000)      (1,913,000)         (843,000)
                                                                    ------------     ------------     -------------
     Net cash provided by financing activities                       14,240,000       18,618,000        10,661,000
                                                                     -----------     ------------      -----------

Net (decrease) increase in cash and cash equivalents                 (1,429,000)       2,398,000         6,241,000
Cash and cash equivalents at beginning of year                        9,531,000        7,133,000           892,000
                                                                    ------------     ------------    -------------
Cash and cash equivalents at end of year                            $ 8,102,000      $ 9,531,000       $ 7,133,000
                                                                    ============     ============      ===========





                  NaPro BioTherapeutics, Inc. and Subsidiaries

                Consolidated Statement of Cash Flows (continued)


                                                                                Year ended December 31,
                                                                          1997            1996             1995
                                                                          ----            ----             ----

Supplemental schedule of noncash investing and
     financing activities
     Notes and related interest receivable from stockholders          $   5,000       $   60,000        $  120,000
     Repayment of notes receivable from stockholders
         through transfer of stock to the Company treasury              990,000               -          1,684,000
     Conversion of deferred revenue to long-term debt                        -                -          1,100,000
     Conversion of preferred shares of subsidiary to
         common shares of Parent                                      1,141,000               -          2,243,000
     Reclassification of securities held to maturity,
         (from) to restricted cash                                      (88,000)         415,000                -
     Issuance of common stock for compensation
         previously accrued                                              40,000               -                 -
     Issuance of common stock in exchange for
         interest payable                                               344,000               -                 -
     Issuance of common stock in exchange for
         senior convertible debt                                      1,059,000               -                 -
     Issuance of senior convertible debt for
         placement fee                                                  300,000

See accompanying notes.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1.       Basis of Presentation and Summary of Significant Accounting Policies

Organization

NaPro   BioTherapeutics,   Inc.   ("NaPro"  or  "the  Company")  was  originally
incorporated in 1991 as a Washington corporation. In September 1993, NaPro merged into a wholly-owned subsidiary, a Delaware corporation.

In November 1994, NaPro formed a subsidiary, NaPro BioTherapeutics (Canada), Inc., of which the Company owns 91.2% of the voting rights. In February 1996 NaPro formed a wholly owned subsidiary, NaPro BioTherapeutics (Ireland) Limited. In August 1997, NaPro formed a wholly-owned subsidiary, NBT Ltd., a Cayman Island corporation.

Basis of Presentation

The accompanying financial statements include the consolidated financial position, consolidated results of operations and consolidated cash flows of NaPro and its subsidiaries. All transactions have been accounted for at historical cost. All balances and transactions between these entities have been eliminated in the accompanying financial statements.

Description of Business

NaPro focuses on the development, manufacture and commercialization of natural product pharmaceuticals, particularly paclitaxel (referred to in some scientific and medical literature as "taxol"*), a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees.

Cash Equivalents, Securities Available for Sale and Securities Held to Maturity

NaPro considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Securities available for sale were investment-grade securities and were carried at fair value. Securities held to maturity were investment grade debt securities and were carried at amortized cost.


--------------

*TAXOL(R) is a registered trademark of Bristol-Myers Squibb Company (Bristol) for an anticancer pharmaceutical preparation containing paclitaxel.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, securities, accounts receivable and payable, and notes payable approximate fair value. The fair value of notes payable is estimated using discounted cash flow analysis based on NaPro's estimated current borrowing rate for similar types of arrangements.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Research and Development

NaPro expenses research and development cost as it is incurred.

Plantation Cost

In 1996 NaPro determined the cultivation of renewable sources of biomass to be used in the manufacture of paclitaxel is a technically feasible business strategy. Prior to 1996 plantation expenditures were expensed as research and development. In 1996 NaPro began capitalizing plantation expenditures incurred prior to the first commercial harvest and depletes such cost over the remaining life of the plantation contract using the units-of-production method. Plantation expenditures include the acquisition cost of trees and bushes and the related cost of planting and growing.

Long-Lived Assets

The carrying amount of long-lived assets is reviewed when facts and circumstances suggest they may be impaired. If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flows estimated to be generated by these assets, the carrying amount of these long-lived assets is reduced to estimated fair value or discounted cash flows, as appropriate.

Depreciation and Amortization

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

Stock Options

NaPro has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for outstanding stock options. Under APB 25, when the exercise price of NaPro's stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense. Payments received in advance against future sales are recorded as deferred revenue until earned.

Net Loss Per Share

Effective December 31, 1997, NaPro adopted FASB Statement No. 128, "Earnings Per Share" ("Statement No. 128"), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar

                  NaPro BioTherapeutics, Inc. and Subsidiaries to the previous fully diluted earnings per share. Earnings per share amounts for periods presented conform to Statement No. 128.

NaPro's basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share as their effect is antidilutive. The impact of Statement No. 128 on the calculation of net loss per share for the years ended December 31, 1997, 1996 and 1995 was not material.

Use of Estimates

The preparation of financial  statements in conformity  with generally  accepted
accounting   principles   requires  the  use  of   management's   estimates  and
assumptions. Actual results could vary from the estimates used.

Reclassifications

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 financial statement presentation.

Foreign and Domestic Operations and Export Sales; Significant Customers

Domestic and foreign financial information is as follows:

                                                                    United                   Elimin-
                                                          Year     States        Canada      ations        Total

Net sales to affiliated and unaffiliated customers        1997   $3,814,000   $1,130,000 $(1,130,000)   $ 3,814,000
                                                          1996    3,473,000    1,781,000  (1,781,000)     3,473,000
                                                          1995    2,623,000      569,000    (569,000)     2,623,000

Operating loss                                            1997   12,854,000      952,000           --    13,806,000
                                                          1996    6,719,000      384,000           --     7,103,000
                                                          1995    3,851,000      433,000           --     4,284,000

Identifiable assets
     December 31,                                         1997   30,054,000    3,939,000  (3,635,000)    30,358,000
                                                          1996   22,587,000    4,823,000  (2,389,000)    25,021,000

NaPro is dependent on sales to its two development and marketing partners, Faulding and the Baker Norton subsidiary of IVAX Corporation ("IVAX") (see Notes 9 and 12), and does not require collateral to secure accounts receivable. Substantially all of NaPro's accounts receivable at December 31, 1997 and 1996 were from these partners. Sales to these partners as a percent of total sales were:

                          1997       1996       1995
                          ----       ----       ----
Faulding                  34%        72%        75%
IVAX                      60%        25%        22%

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statement and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, NaPro will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement No. 131; however, the adoption of the statement could result in the reporting of additional segment information and related disclosures.

Early sale of Investment

In December 1996 NaPro purchased a $500,000 debt security that matured in June 1997, and was classified as hold-to-maturity. NaPro sold that security in April 1997 to meet current cash requirements.
There was no material gain or loss on the early sale of the security.

2.       Other Related Party Transactions

NaPro  recorded  $2,275,000,  $882,000  and  $589,000  in 1997,  1996 and  1995,
respectively, in sales to IVAX, a marketing and development partner which owned 8.7%, 9.4%, and 13.2% of NaPro's outstanding shares of common stock (see Notes 1 and 9) at December 31, 1997, 1996 and 1995, respectively.

In 1997 NaPro used the services of a consulting firm in which a former NaPro director is a principal. NaPro paid $107,000 in fees and services to the firm and issued stock options for 49,785 shares of the firm (see Note 8).

                  NaPro BioTherapeutics, Inc. and Subsidiaries

3.       Notes Payable

Notes payable consist of:

                                                                                   Year Ended December 31,
                                                                                 1997                  1996

Note payable to Faulding, paid in 1997                                  $             -             $1,184,000
Note payable, due in December 1998, interest at
       12.73%, principal and interest payable monthly                            204,000               256,000
Note payable, due in May 1999, interest at 13.50%,
       principal and interest payable monthly                                     99,000               113,000
Note payable, due in July 1999, interest at 13.78%,
       principal and interest payable monthly                                    268,000               157,000
Note payable, due in October 1999, interest at
       13.25%, principal and interest payable monthly                            176,000               406,000
Note payable, due in May 2000, interest at 11.76%,
       principal and interest payable monthly                                    416,000               250,000
Note payable, due in March 1998, interest at 7.90%,
       principal and interest payable monthly                                     57,000                    -
Note payable, due in May 1998, interest at 12.72%,
       principal and interest payable monthly                                      3,000                13,000
Note payable, paid in March 1997                                                      -                 41,000
                                                                        ----------------         -------------
                                                                               1,223,000             2,420,000
Less amounts currently payable                                                   743,000             1,669,000
                                                                            ------------           -----------
Notes payable - long term                                                    $   480,000           $   751,000
                                                                             ===========           ===========

The maturities of long term notes payable and senior convertible debt for the years ended December 31, 1998, 1999 and 2000 are $9,586,000, $400,000 and
$80,000 respectively. The notes payable are collateralized by NaPro equipment. For the years ended December 31, 1997, 1996, and 1995, cash paid in interest was $286,000, $197,000 and $70,000 respectively. Also, 1997 interest expense includes $407,000 paid in NaPro common stock on the senior convertible debt (see
Note 4).

NaPro has entered into an irrevocable standby letter of credit agreement with a financial institution to support a note payable for up to $327,000 at an interest rate of prime plus 2%. As of December 31, 1997, no funds have been drawn on the letter of credit.

NaPro is required to maintain certificates of deposit for 33% of the remaining principal outstanding under the note ($246,000 at December 31, 1997) as collateral as long as a letter of credit is outstanding. Such pledged amounts are classified as restricted cash in the accompanying balance sheet.

4.       Senior Convertible Debt

In June 1997 NaPro privately issued $10.3 million of senior convertible notes. The notes mature in June 2000 and bear interest at a rate of 5% per year. Interest on the notes may be paid in common stock or cash at NaPro's option. The notes are convertible into common stock at a discount (ranging from 5% to 10%) from the market price of the common stock during specified periods prior to the conversion. If not

                  NaPro BioTherapeutics, Inc. and Subsidiaries converted into common stock, upon maturity in June 2000, the notes will be exchanged for 13.75% 5-year debentures. As part of this transaction, NaPro has issued warrants to purchase up to 323,700 shares of common stock at $10.00, including a warrant to purchase 33,700 shares of common stock that was issued to the placement agent. NaPro has filed a registration statement with the SEC for the resale of shares acquired on conversion of notes and exercise of warrants. Net proceeds from the notes totaled $9.5 million after the placement agent's fees and other offering cost.

$300,000 of the notes were issued to the placement agent as half of the placement fee. The remaining half of the fee was paid in cash. The $600,000 placement fee has been capitalized as a discount to the notes and is being amortized over the three-year life of the notes. $1.1 million of the face value of the notes has been assigned to the conversion rights and recorded as a note discount. This note discount was amortized to interest expense over the 180 days following the date of sale of the notes.

$662,000 of the face value of the notes was assigned to the 323,700 warrants issued in the transaction and was recorded as a note discount. This note discount is amortized to interest expense over the life of the notes.

Under the original terms of the notes, the holders are entitled to require partial redemption of the notes in certain circumstances, including significant declines in the market value of NaPro common stock. In January 1998 NaPro redeemed $397,000 in note principal and paid $53,000 premium and interest in connection with the redemption. NaPro anticipates that it may elect to pay off all or part of the notes during 1998. Also, under limited circumstances NaPro could be obligated to pay off the notes prior to their maturity. Accordingly, the notes are classified as a current liability.

In January 1998 the notes were amended (see Note 5).

5.       Redeemable, convertible preferred stock

On December 8, 1997 NaPro privately issued $5 million at $1,000 per share (5,000 shares) of nonvoting redeemable, convertible preferred stock, Series C (the "C Preferred"). The C Preferred accrues dividends at 5% per year payable in common stock or cash at NaPro's option. The C Preferred is convertible into common stock at a 5% discount from the average of the two lowest closing trade prices to occur during the 15 trading days immediately preceding the conversion date (the "Variable Conversion Price"). Under certain circumstances including significant declines in the market value of NaPro common stock, the C Preferred investor may cause NaPro to redeem for cash a portion or all of the C Preferred at prices ranging from 115% to 125% of issue price. The C Preferred has a liquidation preference equal to issue price plus accrued dividends. At December 8, 2000, NaPro may force the conversion of any remaining shares at the Conversion Price in effect as of December 8, 2000. Additionally, NaPro has issued to the investor a warrant to purchase 175,000 shares of common stock at $10.00 per share.

NaPro incurred offering cost of about $260,000, which was recorded as a discount and is accreted as dividends over three years. NaPro assigned $263,000 of the proceeds to the value of the conversion rights, which was recorded, as a discount on the C Preferred, to additional paid-in capital and is being accreted as preferred dividends over the four months following issuance. NaPro also assigned $196,000

                  NaPro BioTherapeutics, Inc. and Subsidiaries of the proceeds to the value of the warrant, which was recorded, as a discount on C Preferred, to additional paid-in capital, and is being accreted as preferred dividends over three years.

In January 1998, NaPro entered into amendments (the "Amendments") with the C Preferred investor and the holders of the senior convertible notes (together the "Investors"). The parties agreed to, over the period through December 31, 1998:
(a) limit the number of shares which could be converted in the event the stock price is below $4.00 per share to no more than 450,000 shares per month and (b) suspend the ability of the Investors to force NaPro to redeem any portion of the securities for cash. In the event there is an unconverted amount of securities on January 1, 1999, such amount will be convertible under the original terms of the agreements. At any time, NaPro, at its option, may redeem all or part of the securities, with 20 days written notice, for 130% of the outstanding principal and accrued dividends. The exercise price of the warrants which had been issued to the Investors was reduced from $10.00 to $2.50 per share. The agreement is subject to a vote no later than June 1, 1998 by NaPro stockholders approving an increase in the authorized shares of common stock. If stockholder approval for those matters is not obtained, the Amendments terminate and the holders of senior convertible debt have the right to require its redemption and in certain circumstances the holder of the C Preferred would have the right to require its redemtion. NaPro intends to seek the stockholder approvals required by the Amendment. While there can be no assurance that such approvals will be received, NaPro believes it to be in the interest of stockholders that such approvals be given.

6.       Income Taxes

As  of  December  31,  1997,   NaPro  had  the  following  net  operating   loss
carryforwards and research and development credits to offset future taxable income in the United States:

                            Net              Research and
Expiring                 Operating            Development
December 31,               Losses               Credits
------------             -----------         -----------
2006                    $    282,000         $        -
2007                       1,826,000              52,000
2008                       3,328,000              54,000
2009                       4,713,000              38,000
2010                       4,960,000              15,000
2011                       7,389,000              49,000
2012                      12,308,000             177,000
                        ------------            --------

                         $34,806,000            $385,000
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

In  Canada,   NaPro  has  net  operating  loss  carryforwards  of  approximately
US$1,218,000, expiring in 2002, 2003, and 2004.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Significant components of NaPro's deferred tax assets are:

                                                  Year Ended December 31,
                                                1997                 1996

Deferred tax assets:
Tax net operating loss carryforward        $13,118,000            $8,437,000
Research and development credits               386,000               209,000
Deferred Revenue                               696,000                 6,000
Other                                          418,000               251,000
                                           ------------          -----------

Total deferred tax assets                   14,618,000             8,903,000
Valuation allowance                        (14,618,000)           (8,903,000)
                                           ------------          ------------
Net deferred tax assets                    $      -               $      -
                                           =================      ==============

7.       Stockholders' Equity

The IVAX Subscription Agreement and Executive Agreements

In June 1993, NaPro entered into a Subscription Agreement (the "Subscription Agreement") with IVAX pursuant to which NaPro sold 1,106,398 shares of common stock and a warrant to acquire an additional 111,111 shares of common stock for $3,000,000 in cash (see Note 9). The warrant was exercisable immediately at a nominal price, and was scheduled to expire in June 2003. In March 1996, a NaPro officer acquired the warrant. In March 1998, the warrant was returned to NaPro in exchange for the Company's indemnification of IVAX with respect to the warrant and canceled. 1,126,398 shares of NaPro common stock will be returned by IVAX as the result of the termination of the IVAX strategic alliance (see Note
12).

In connection with the Subscription Agreement, NaPro entered into Employment and Executive Stock Agreements (the "Executive Agreements"), pursuant to which the Company sold 1,526,814 shares of the Company's common stock at $1.50 per share to certain officers in exchange for cash and promissory notes in the aggregate amount of $2,289,000. The notes were secured by the common stock and accrued interest at the greater of the prime rate minus 1% and the applicable federal rate. The initial term of the Executive Agreements is five years. If an officer's employment is terminated during the initial term of the Executive Agreement, the shares held by that officer are subject to repurchase by NaPro at its election. The repurchase price is defined by the Executive Agreements, but in no case will be less than the original cost of the shares. The notes receivable and related accrued interest were recorded as a separate reduction of stockholders' equity. In August 1995, NaPro repurchased 144,288 shares of common stock from certain of these officers in cancellation of $1,684,000 of this indebtedness (including $193,000 of accrued interest). In January 1997, NaPro repurchased 74,550 shares of common stock from one of these officers in cancellation of the remaining $990,000 of this indebtedness (including $192,000 of accrued interest).

The Subscription Agreement and Executive Agreements are subject to a Stockholders Agreement which includes provisions regarding certain matters including the composition of the Board of Directors, restrictions on the sale, transfer or other disposition of shares sold in connection with these agreements,

                  NaPro BioTherapeutics, Inc. and Subsidiaries and NaPro's first offer right for voluntary election to purchase all of the shares held by these stockholders. The Subscription and Stockholder Agreements were terminated in March 1998 (see Note 12).

Initial Public Offering of Common Stock and Redeemable Warrants

In August 1994, NaPro completed an initial public offering of its common stock and redeemable warrants to purchase common stock (the "IPO"). The offering consisted of 1,800,000 shares of common stock and redeemable warrants to purchase 2,070,000 shares of common stock. The common stock and warrants were purchased separately and were separately transferable. In June 1996 NaPro completed the call of the 2,070,000 redeemable warrants, issuing 630,620 shares of common stock with the receipt of cash, primarily from a NaPro officer, in the amount of $3,116,000 (net of offering cost of $37,000) pursuant to cash exercise elections of redeemable warrants, and issuing 1,007,102 shares of common stock pursuant to cashless exercise elections of 1,438,720 redeemable warrants.

Faulding Private Placement

Contemporaneously with consummation of the IPO, NaPro sold to Faulding in a private transaction (the "Faulding Private Placement") 400,000 shares of NaPro's nonvoting common stock (the "Nonvoting Common") at a price of $5.00 per share, the initial public offering price per share in the IPO, and 400,000 warrants (the "Faulding Warrants") to purchase an additional 400,000 shares of Nonvoting Common at a price of $.10 per warrant, the initial public offering price per warrant. In 1996 Faulding exercised 200,000 of the warrants. In 1997 Faulding sold the remaining 200,000 warrants to an independent third party who exercised them for common stock. Shares of Nonvoting Common will automatically convert to common stock (with full voting rights), on a share-for-share basis, upon Faulding's disposition thereof. The Nonvoting Common and the Faulding Warrants are identical in all respects to the common stock and warrants which were sold in the IPO, except that, other than in limited circumstances, Faulding, as the holder, has no voting rights with respect to the Nonvoting Common, and the Faulding Warrants are exercisable for Nonvoting Common instead of common stock until Faulding's disposition thereof.

Preferred Stock Private Placement

In July 1995, NaPro closed a private placement of 638,750 shares of Convertible Preferred Stock, Series A (the "US Preferred") of NaPro BioTherapeutics, Inc., for net proceeds of $4,268,000. At December 31, 1997, all 638,750 shares of the U.S. Preferred had been converted into 638,750 shares of common stock of NaPro.

In July and August 1995, NaPro closed a private placement of 725,513 shares of Exchangeable Preferred Stock, Series A (the "Canadian Preferred") of NaPro's Canadian subsidiary, NaPro BioTherapeutics (Canada), Inc. ("NaPro Canada"), for net proceeds of $5,959,000.

The Canadian Preferred has a liquidation preference of CD$11.00 per share and may be exchanged for common stock of NaPro on a share-for-share basis at any time after December 1, 1995. NaPro has the option to acquire the Canadian Preferred at its liquidation value beginning one year after issuance if the average trading price for the NaPro common stock over a 20 trading day period has equaled or exceeded

                  NaPro BioTherapeutics, Inc. and Subsidiaries the equivalent of CD$22.00 and beginning three years after issuance if such trading price has equaled or exceeded the equivalent of CD$13.75. Holders may elect to exchange their Canadian Preferred for common stock of NaPro at any time prior to 15 business days prior to the date fixed for NaPro to acquire the shares under the foregoing option. Holders have the option to require NaPro to purchase the Canadian Preferred for its liquidation preference at any time after September 30, 2000. NaPro may elect to pay the purchase price of the Canadian Preferred by issuing its common stock valued at 95% of its then market price. The Canadian Preferred is entitled to one vote per share in NaPro Canada.

At December 31, 1997, 407,341 shares of the Canadian Preferred had been exchanged for 407,341 shares of common stock of NaPro.

NaPro has registered under the Securities Act of 1933 the shares of its common stock to be issued upon exchange of the Canadian Preferred. The Canadian Preferred has no dividend requirement.

Public Offering of Common Stock

In August 1996 NaPro closed a public offering of 1,790,000 shares of its common stock, including 190,000 shares issued to cover over allotments, which resulted in net proceeds of $13,786,000 to the Company.

Stockholder Rights Plan

In November 1996, NaPro adopted a Stockholder Rights Plan and distributed a dividend of one Right to purchase one one-hundredth of a share of a new series of junior participating preferred stock, Series B, for each share of NaPro common stock. The objective of the Rights Plan is to secure for stockholders the long term value of their investment and to protect stockholders from coercive takeover attempts by strongly encouraging anyone seeking to acquire NaPro to negotiate with its Board of Directors. The adoption of the Rights Plan was not in response to any hostile takeover proposal or any other recent events.

The Rights trade with common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 20% or more of common stock. In certain events after the Rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the Rights' then current exercise price (currently set at $60), a number of shares of common stock having market value of twice the Right's exercise price or a number of the acquiring company's common shares having a market value at the time of twice the Rights' exercise price. For example, in the event of an acquisition of greater than 20% of the Company's stock without approval of the NaPro Board of Directors, the Company's stockholders (other than the 20% acquirer) would have the right to purchase $120 worth of stock for $60. A stockholder would have one such right for each share of stock held at the time the rights become exercisable.

NaPro may amend the Rights except in certain limited respects or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

All 5,865,979 unissued, authorized shares of common stock are reserved for future issuance for senior convertible debt; redeemable, convertible preferred stock; common stock options and warrants.

8.       Common Stock Warrants and Options

Common Stock Warrants

NaPro has granted warrants to purchase shares of its common stock. The following summarizes warrant activity:
                                                    Exercise         Expiration
                                    Warrants          Price             Dates

Outstanding at December 31, 1995    2,610,446    $0.075 -  $9.370   1997 - 2004
Granted                                    -
Forfeited                                  -
Exercised                          (2,072,007)    5.000 -   9.370   1996 - 1998
                                   -----------
Outstanding at December 31, 1996     538, 439     0.075 -   7.500   1997 - 2004
Granted                               498,700              10.000          2001
Forfeited                                (660)              5.000          1996
Exercised                             (62,326)    1.125 -   7.500   1997 - 1999
                                   ------------
 Outstanding at December 31, 1997     974,153    $0.075 -  $7.500   1999 - 2003
                                    ===========

Nonplan Stock Options

In November 1990, Pacific Biotechnology, Inc. ("PB"), one of the Company's predecessors, granted options to purchase 613,333 shares (reduced to 199,233.6 shares in September 1991) of its common stock to two officers. The exercise price is $.1875 per share and the options are fully exercisable during the period from January 1, 1992 to December 31, 1999. In December 1991, when NaPro acquired all of the outstanding common stock of PB, all options to purchase PB common stock were exchanged for options to purchase 159,467 shares of NaPro's common stock under the same terms as the PB options. In January 1994, the Company granted to the four outside directors of the Company 27,000 nonplan options to purchase shares of common stock which are immediately exercisable at a price of $2.40 and which expire in January 2004. In September 1997, the Company granted to its employees 20,075 nonplan options to purchase shares of common stock which vest over two years and which expire in September 2007 (see also Note 2).

The 1993 Stock Option Plan

During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the "Plan") to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provides for option grants designated as either nonqualified or incentive stock options. The Plan provides for the issuance of up to 146,667 shares of NaPro's common stock. The initial term of the Plan is ten years, and the maximum option exercise period shall be no more than ten years from the date of grant. The term of options for 667 or more shares is eight years, and the term of

                  NaPro BioTherapeutics, Inc. and Subsidiaries options for fewer than 667 shares is five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan is equal to the fair market value of NaPro's common stock.

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

The following summarizes stock option activity and balances:

                                                                       Weighted
                                                                       Average
                                      Stock           Exercise         Exercise
                                     Options           Price           Price

Outstanding at December 31, 1994     364,134     $  .188 - $  6.000
Granted                              241,792       6.250 -   11.750
Canceled                              (6,667)                 2.400
Exercised                            (31,652)     0.750 -     2.400
                                   ----------

Outstanding at December 31, 1995     567,607       0.188 -   11.750
Granted                              440,700       7.125 -   11.125     $8.28
Canceled                              (5,500)      6.000 -   10.125      8.57
Exercised                            (21,418)     0.750 -     6.570      3.11
                                   ----------

Outstanding at December 31, 1996     981,389       0.188 -   11.750      6.55
Granted                              262,310       7.125 -   10.250      7.58
Canceled                             (50,450)      7.125 -   10.125      7.50
Exercised                             (2,466)                 2.400      2.40
                                   ----------

Outstanding at December 31, 1997    1,190,783      $0.188 - $11.750     $6.57
                                    =========

                  NaPro BioTherapeutics, Inc. and Subsidiaries

The weighted-average fair value of options granted during 1997 was $5.59. Exercisable shares at December 31, 1997 were 671,680 with a weighted-average exercise price of $5.67. The weighted-average remaining contractual life of the outstanding options was 7.4 years.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997 respectively: risk-free interest rate ranges of 5.47% to 6.89%, 5.84% to 6.64% and 6.20% to 6.46%; no expected dividend; volatility factor of
 .58, .58 and .591 to .596; and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                 1997               1996              1995
                                 ----               ----              ----

Pro forma net loss           $(16,711,000)       $(7,610,000)       $(4,813,000)
                             =============       ============       ============

Pro forma loss per share  $         (1.38)    $        (0.76)    $        (0.52)
                          ================    ===============    ===============

Statement 123 is applicable only to options granted subsequent to December 31, 1994. Because options vest over periods of up to four years, the pro forma effect of the Statement will not be fully reflected until 1998.

9.   Strategic Alliances

NaPro entered into strategic alliances with two pharmaceutical companies, Faulding and IVAX, that have the capabilities to obtain commercial approval for NaPro's paclitaxel and to establish NaPro's paclitaxel as a major product in the market. The IVAX Agreement was terminated in March 1998 (See Note 12). The remaining strategic partner has assumed responsibility for funding the cost of all aspects of the required clinical and regulatory processes in its markets.

The Faulding Agreement

In 1992, NaPro entered into an initial 20 year exclusive agreement with Faulding, which was amended in June 1993, January 1994 and March 1995 (the "Faulding Agreement"), to develop and market paclitaxel in ten countries, including Australia, New Zealand, and much of Southeast Asia. The Faulding
Agreement also grants Faulding the nonexclusive right to sell paclitaxel supplied by NaPro in certain countries in the Middle East. The Faulding Agreement provides that NaPro shall supply all of Faulding's requirements for paclitaxel. NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's original sales price for paclitaxel supplied for commercial use (see Notes 3 and 7).

                  NaPro BioTherapeutics, Inc. and Subsidiaries

The IVAX Agreement (terminated in March 1998 (See Note 12))

In June 1993, NaPro entered into an initial 20 year exclusive agreement with IVAX to develop and market paclitaxel in the United States, Europe, Japan and the rest of the world not covered by the Faulding Agreement (the "IVAX Agreement"), with the exception of the former Soviet Union countries, China, certain countries in the Middle East, and the Vatican, territories to which IVAX had nonexclusive rights. The IVAX Agreement was terminated in March 1998. Simultaneously with entering into the IVAX Agreement, IVAX made a $3 million equity investment in NaPro for 19.8% of NaPro's then outstanding common stock. These shares will be returned to NaPro as part of the 1998 termination agreement. The IVAX Agreement provided that NaPro was to supply all of IVAX's requirements for paclitaxel. NaPro was paid a fixed sum for paclitaxel supplied for noncommercial uses, and a manufacturing payment plus a percentage of IVAX's sales profit (as defined by the agreement) for paclitaxel sold for commercial uses (see Notes 7 and 12). Under the 1998 termination agreement, all material is to be sold to IVAX at a fixed price.

The PBI Agreement

In March 1994, NaPro entered into a ten-year initial-term contract with Pacific BioTechnologies, Inc. ("PBI"), a subsidiary of PRT, one of the larger reforestation companies in Canada (the "PBI Agreement"). Under the PBI Agreement, PBI is planting and maintaining a plantation of yew trees and bushes designed to provide NaPro with a long-term renewable supply of Taxus biomass. Pursuant to such agreement, NaPro is obligated to pay PBI an annual fee equal to its cost in performing its obligations under the agreement plus overhead and a specified profit.

10.  Commitments and Contingencies

Operating Leases

NaPro has executed noncancellable operating lease agreements for office, research and production facilities. As of December 31, 1997, future minimum lease payments under noncancellable operating lease agreements are as follows:

                           1998                        $   575,000
                           1999                            488,000
                           2000                            392,000
                                                      ------------

                                  Total                 $1,455,000
                                                        ==========
Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $629,000, $564,000 and $262,000, respectively.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

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

Faulding--Bristol-Myers Squibb Litigation

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

Uncertainty Over the Selling Price Under the Faulding Agreement

Under the Faulding Agreement (see Note 9), NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's sales price for paclitaxel supplied for commercial use. NaPro recognizes the corresponding revenue at the time of shipment of paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. However, Faulding may or may not use the paclitaxel in accordance with the original intent indicated on its purchase orders. Additionally, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro. On or about April 30, 1998, Faulding will communicate to NaPro the final amount of sales, and an adjustment will be calculated, which may either increase or decrease NaPro's revenue from sales of products to Faulding for 1997 and 1998.

Purchase Commitments

NaPro's purchase commitments total approximately $2,200,000 in 1998. Of that amount, $1,600,000 is for processing of raw materials. The remainder is committed to plantation maintenance and acquisition of additional yew trees.

11.      Retirement Plan

During 1996 NaPro adopted a defined contribution retirement plan for its employees established in accordance with the provisions of Internal Revenue Code section 401(k) (the "Plan"). Employees over the

                  NaPro BioTherapeutics, Inc. and Subsidiaries age of 17 are eligible to participate in the Plan on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12 continuous month period.

Participants may contribute up to 15% of their pay to the Plan. NaPro may make additional contributions to the Plan on behalf of the participants in the form of cash or in shares of NaPro's common stock. In 1997 and 1996, NaPro elected to match 50% of the first $2,000 in contributions of each participating employee as of the end of the year with NaPro common stock valued at $51,000 for 1997 and $28,000 for 1996.

12.      Subsequent Events

On February 17, 1998, NaPro announced the planned layoff of 53 employees resulting in a one-time charge of approximately $250,000. The layoff was in response to the December 24, 1997 ruling by the FDA that IVAX and NaPro could not market paclitaxel in the U.S. for the treatment of Kaposi's sarcoma due to Bristol's prior approval, under the Orphan Drug Act, for the use of paclitaxel in the treatment of Kaposi's sarcoma. As part of the layoff, NaPro temporarily closed its British Columbia manufacturing facility. NaPro also suspended construction of a manufacturing facility in Boulder, Colorado. Completion of this facility will require additional financing which will be sought at such time as NaPro foresees sufficient product demand to warrant completion of the facility.

NaPro and IVAX terminated the IVAX Agreement on March 20, 1998 (see Note 9). Under terms of the termination agreement, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's pending patents (the "Pending Patent") in the United States, Europe and certain other world markets. In return, NaPro received a cash payment of approximately $6 million. IVAX will return approximately 1.1 million shares of NaPro common stock within 5 days of NaPro's filing its 1997 Annual Report on Form 10-K. In addition, upon the issuance of the Pending Patent in various countries, IVAX is to make additional payments of up to $6.4 million. NaPro will continue to manufacture a fixed amount of paclitaxel for delivery to IVAX periodically over not more than twelve months. The termination of the IVAX Agreement leaves NaPro free to seek a new partner or partners with which to pursue regulatory approval and marketing of its paclitaxel in the area outside the Faulding territory. However, the termination of this agreement currently leaves NaPro without such a partner, and there can be no assurance that NaPro will be able to find a strategic partner or form a new long-term agreement for the approval, marketing, and distribution of paclitaxel in these territories, or that such a partner, if found, will be able to secure regulatory approval or effectively market its paclitaxel. Failure to find such a strategic partner or form such a new long-term agreement could have a material adverse effect on NaPro.