Form 10-Q
period 1998-03-31
NAPRO BIOTHERAPEUTICS INC
filed 1998-05-15
CIK 891504

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                          Quarter ended March 31, 1998


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

The number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1998:

Common Stock, $.0075 par value                        13,842,381
Non-voting Common Stock, $.0075 par value                395,000


Total number of pages in document--15

                                      NaPro BioTherapeutics, Inc.

                                           Table of Contents

                                                                            Page
Part I  Financial Information

        Consolidated Financial Statements

            Balance Sheet                                                      3

            Statement of Operations                                            5

            Statement of Cash Flow                                             6

            Notes to Consolidated Financial Statements                         7

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

        Quantitative and Qualitative Disclosures about Market Risk            13


Part II Other Information

        Legal Proceedings                                                     13

        Changes in Securities                                                 13

        Defaults Upon Senior Securities                                       13

        Submission of Matters to a Vote of Security Holders                   13

        Other Information                                                     14

        Exhibits and Reports on Form 8-K                                      14


Signatures                                                                    15

                          Part I. Financial Information

Item 1. Consolidated Financial Statements


                           NaPro BioTherapeutics, Inc.
                                  Balance Sheet
                                     Assets



                                                                                 March 31,             December 31,
                                                                                   1998                    1997
                                                                               (unaudited)


Current assets:
        Cash and cash equivalents                                            $   9,878,000              $ 8,102,000
        Accounts receivable                                                        972,000                1,508,000
        Inventory                                                                2,122,000                3,122,000
           Restricted cash                                                       2,000,000                      --
        Prepaid expense and other                                                  506,000                  481,000
Total current assets                                                            15,478,000               13,213,000

Property and equipment, net                                                     14,529,000               15,187,000
Restricted cash                                                                    196,000                  246,000
Inventory                                                                        2,836,000                1,176,000
Other assets                                                                       536,000                  536,000
                                                                             -------------             ------------
Total assets                                                                 $ 33,575,000              $ 30,358,000
                                                                             =============             ============















See accompanying notes




NaPro BioTherapeutics, Inc.
Balance Sheet
Liabilities and Stockholders' Equity
                                                                                 March 31,             December 31,
                                                                                   1998                    1997
                                                                               (unaudited)


Current liabilities:
        Accounts payable                                                    $    3,360,000          $     4,361,000
        Accrued payroll and payroll taxes                                          595,000                  570,000
        Notes payable--current portion                                             515,000                  743,000
           Senior convertible debt                                               7,054,000                8,134,000
        Deferred revenue                                                         4,587,000                1,890,000
                                                                                ----------               ----------
Total current liabilities                                                       16,111,000               15,698,000

Notes payable--long term                                                           480,000                  480,000

Total liabilities                                                               16,591,000               16,178,000

Minority interest                                                                  622,000                2,574,000

Senior convertible redeemable preferred stock, Series C                          4,514,000                4,344,000

Stockholders' equity Preferred stock, $.001 par value:
        Authorized shares--2,000,000
        Issued--none (unaudited in 1998)                                                 --                      --
     Non-voting common stock, convertible on disposition
        into voting common stock, $.0075 par value:
        Authorized shares--1,000,000 shares
        Issued and outstanding shares--395,000 (unaudited
                in 1998)                                                             3,000                    3,000
     Common stock, $.0075 par value:
        19,000,000 authorized
        14,245,216 shares issued in 1998 (unaudited),
        and 13,134,021 in 1997                                                     109,000                   98,000
     Additional paid-in capital                                                 53,644,000               50,833,000
     Deficit                                                                   (39,234,000)             (40,998,000)
     Treasury stock--218,838 shares                                             (2,674,000)              (2,674,000)
Total stockholders' equity                                                      11,848,000                7,262,000
Total liabilities and stockholders' equity                                   $  33,575,000              $30,358,000
                                                                                ==========               ==========


See accompanying notes


NaPro BioTherapeutics, Inc.

Statement of Operations
(Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,

                                                                                    1998                  1997
                                                                                -------------      ---------------

Sales                                                                          $    2,415,000      $      1,008,000
                                                                                --------------     ----------------

Expense:
        Research, development and cost of products sold                            2,645,000             2,405,000
        General and administrative                                                 1,876,000             1,512,000
                                                                                --------------     ----------------
                                                                                   4,521,000             3,917,000

Operating loss                                                                    (2,106,000)           (2,909,000)

Other income/(expense):
           License fee                                                              4,070,000                    --
        Interest income                                                                93,000               166,000
        Interest and other expense                                                   (293,000)              (82,000)
                                                                                --------------     ----------------
Net income/(loss)                                                               $   1,764,000      $     (2,825,000)
                                                                                ==============     ================
Earnings/(loss) per common share                                                $         .13      $           (.24)
                                                                                ==============     ================
Earnings/(loss) per common share, assuming dilution                             $         .10      $           (.24)
                                                                                ==============     ================
Weighted average shares outstanding                                                 13,549,358           11,791,892
                                                                                ==============     ================
Weighted average shares outstanding, assuming dilution                              16,961,508           11,791,892
                                                                                ==============     ================










                                        See accompanying notes.



                           NaPro BioTherapeutics, Inc.

                                        Statement of Cash Flow
                                              (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       1998               1997
Operating activities
Net income/(loss)                                                                   $   1,764,000       $(2,825,000)
Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
        Depreciation                                                                      497,000           221,000
           Accretion of debt discount                                                     149,000                --
        Compensation for common stock and options                                         139,000                --
        Interest paid in stock                                                            102,000                --
        Changes in operating assets and liabilities:
                Accounts receivable                                                       536,000           229,000
                Inventory                                                                (660,000)         (607,000)
                Prepaid expense and other assets                                          (25,000)         (227,000)
                Accounts payable                                                         (523,000)         (158,000)
                Accrued liabilities                                                        64,000            37,000
                Deferred revenue                                                        2,698,000                --
                                                                                        ---------         ---------
Net cash provided (used) by operating activities                                        4,741,000        (3,330,000)
Investing activities
        Transfer of restricted cash                                                    (1,950,000)               --
        Additions to property and equipment                                              (311,000)       (2,521,000)
        Purchase of securities held to maturity                                                --        (3,500,000)
        Proceeds from securities held to maturity                                              --         2,800,000
           Proceeds from the sale of property and equipment                                 3,000                --
                                                                                         ---------         ---------
Net cash used by investing activities                                                  (2,258,000)       (3,221,000)
Financing activities
        Proceeds from notes payable                                                        80,000            80,000
        Payments under notes payable                                                     (829,000)         (175,000)
Proceeds from sale of common stock                                                         42,000
                                                                                        ---------         ---------
                                                                                                                 --
Net cash used by financing activities                                                    (707,000)          (95,000)
                                                                                        ---------         ---------
Net increase (decrease) in cash and cash equivalents                                    1,776,000        (6,646,000)
Cash and cash equivalents at beginning of period                                        8,102,000         9,531,000
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                       $      9,878,000      $  2,885,000
                                                                                        =========         =========





                                        See accompanying notes.

                           NaPro BioTherapeutics, Inc.

                              Notes to Consolidated Financial Statements
                                            March 31, 1998
                                              (Unaudited)

1.      Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the NaPro Annual Report on Form 10-K for the year ended December 31, 1997.


2.      Inventory                    March 31,           December 31,
                                    1998                  1997

        Raw materials              $   137,000            $   412,000
        Work-in-process              1,176,000              1,408,000
        Finished goods                 809,000              1,302,000
                                   ----------------------------------
                                    $2,122,000             $3,122,000
                                    =================================

        Non-current inventory

        Raw materials              $   311,000            $   347,000
        Work-in-process              1,625,000                288,000
        Finished goods                 900,000                541,000
                                   ----------------------------------
                                    $2,836,000             $1,176,000
                                    =================================

3.      Cash Flow Supplemental Disclosures

                                                                        Three Months Ended
                                                                         March 31,
                                                               1998                   1997
                                                          --------------             ---------

        Interest paid                                       $    145,000          $     73,000

        Noncash transactions:
        Repurchase of common stock into treasury                     --                 990,000
        Issuance of common stock--compensation                    40,000                 40,000
        Conversion of preferred shares of subsidiary
            to common shares of parent                         1,951,000                     --
        Issuance of common stock in exchange for
            interest payable                                     102,000                     --
        Issuance of common stock in exchange for
            senior convertible debt                              713,000                     --

        Cash Flow Supplemental Disclosures
            (Continued)                                                Three Months Ended
                                                                         March 31,

                                                                   1998                   1997
                                                               ---------             ---------

        Issuance of common stock in exchange for
            convertible redeemable preferred stock                60,000                   --
        Accretion of convertible preferred stock
            conversion rights valuation, offering
            cost and warrant valuation                           234,000                   --

4.      Common Stock

In January 1998 NaPro issued 240,900 shares of common stock in exchange of 240,900 shares of preferred stock of NaPro BioTherapeutics (Canada), Inc. In February 1998, NaPro issued 4,268 shares of common stock to certain officers and other key employees for vesting under stock bonuses granted and recorded in November 1995. This represented final vesting under the grants. In the March 1998 quarter NaPro issued 646,956 shares of common stock in conversion of $713,000 of NaPro's senior convertible debt. In March 1998 NaPro issued 125,295 shares of common stock in payment of $102,000 interest on the senior convertible debt. In March 1998 NaPro issued 70,903 shares of common stock in conversion of 60 shares of NaPro's senior convertible preferred stock. In March 1998 NaPro issued 78,248 shares of common stock in payment of dividends on the senior convertible preferred stock.


5.       Earnings per Share

The following table sets for the computation of basic and diluted earnings per share:

                                                                                               March 31,
                                                                                       1997               1998

Numerator:
         Net income (loss)                                                        $   (2,825,000)        $1,764,215
         Preferred stock dividends                                                                         (62,500)
                                                                                      -----------          ---------
         Numerator for basic earnings per share - income
          available to common stockholders                                        $   (2,825,000)        $1,701,715

Effect of dilutive securities:
         Senior convertible debt                                                                             18,801
         Preferred stock dividends                                                                           47,149
         Numerator for diluted earnings per share - income
           available to common stockholders after assumed conversions                                    $1,767,665

Denominator
         Denominator for basic earnings per share - weighted
           average shares                                                             11,791,892        13,549,358

                                                                                      ==========

                                                                                               March 31,
                                                                                       1997               1998



Effect of dilutive securities:
         Senior convertible debt                                                                            954,960
         Convertible preferred stock                                                                      2,031,700
         Non-voting common stock                                                                            395,000
         Stock options and warrants                                                                          30,490
                                                                                                          ---------
Dilutive potential common shares                                                                          3,412,150
                                                                                                          ---------
         Denominator for diluted earning per share - adjusted
           weighted-average shares and assumed conversions                                               16,961,508

Basic earning (loss) per share                                                      $    (0.24)     $          0.13
                                                                                    =============   ===============

Diluted earnings per share                                                                          $          0.10

6. Restructuring

In February 1998, due to the delay in receiving marketing approval for NBT Paclitaxel, NaPro underwent a restructuring to decrease overall cost, resulting in a one-time charge of approximately $250,000. NaPro's total number of employees has been reduced by 53, a 43% reduction in full time positions. As part of the restructuring NaPro temporarily closed its British Columbia manufacturing facility and suspended construction of its commercial scale manufacturing facility in Boulder, Colorado.

7. Termination of the IVAX Agreements

In March 1998, NaPro and IVAX entered into the Termination Agreement. Under the terms of the Termination Agreement, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's pending patents in the U.S., Europe, and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered. Revenue related to the escrow funds has been deferred and will be recognized as funds are released from the escrow. In addition, IVAX returned in April 1998 approximately 1.1 million shares of NaPro common stock and, upon issue of additional pending patents, IVAX will make additional payments of up to $6.4 million ($3.75 million of which was received in April
1998). NaPro will continue to manufacture a fixed amount of NBT Paclitaxel for delivery to IVAX periodically over not more than twelve months. NaPro received advance payments for 70% of such sales. Such payments are classified as deferred revenue. NaPro expects to receive the remaining portion of the purchase price at the time of delivery.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

General

NaPro is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees. The Company's paclitaxel is referred to herein as "NBT Paclitaxel."

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIPTM) technology for producing NBT Paclitaxel. To advance the development and commercialization of NBT Paclitaxel, NaPro entered into 20-year, exclusive agreement with each of F.H. Faulding & Co., Ltd. ("Faulding") and IVAX Corporation (including its subsidiaries, "IVAX") for the clinical development, sales, marketing and distribution of NBT Paclitaxel. NaPro and IVAX entered into an agreement on March 20, 1998 (the "Termination Agreement") terminating their development and marketing relationship, and NaPro is actively seeking one or more partners to replace IVAX. NaPro is currently dependent for revenue exclusively on sales of NBT Paclitaxel, on royalties from licensed technology and amounts due under the Termination Agreement.

Through March 31, 1998, NaPro's production of NBT Paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant losses, including losses of approximately $4.1 million, $6.8 million and $15.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. For the quarter ended March 31, 1998, largely as a result of a non-recurring license fee received from IVAX, NaPro recorded net income of approximately $1.8 million, resulting in an accumulated deficit of $39.2 million as of March 31, 1998. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research-and-development activities. NaPro anticipates that annual losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations. NaPro believes that its ability to generate such revenue depends primarily on the ability to obtain regulatory approval in the U.S. or another major market for the commercial sale of NBT Paclitaxel, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NBT Paclitaxel sufficient to supply NaPro's strategic partners' requirements for commercial sales. Moreover, NaPro's future growth and profitability will depend on the success of its strategic partners in fostering acceptance in the oncological market for NBT Paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents.

In February 1998, due to the delay in receiving marketing approval for NBT Paclitaxel, NaPro underwent a restructuring to decrease overall cost, resulting in a one-time charge of approximately $250,000. NaPro's total number of employees has been reduced by 53, a 43% reduction in full time positions, expected to result in an annual savings of $2.8 million in payroll expense. This payroll expense is reflected in research and development, as well as general and administrative expense. In addition, non-payroll expense is also expected to decrease as the result of the restructuring. As part of the restructuring NaPro temporarily closed its British Columbia manufacturing facility and suspended construction of its commercial scale manufacturing facility in Boulder, Colorado. Completion of the Boulder facility will require additional financing, which the Company intends to seek at such time, if ever, as NaPro anticipates sufficient product demand to warrant completion of the facility.

In March 1998, NaPro and IVAX entered into the Termination Agreement. Under the terms of the Termination Agreement, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's pending patents in the U.S., Europe, and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered through March 1999. Revenue related to the escrow funds has been deferred and will be recognized as funds are released from the escrow. In addition, IVAX returned in April 1998 approximately 1.1 million shares of NaPro common stock and, upon issue of additional pending patents, IVAX will make additional payments of up to $6.4 million ($3.75 million of which was received in April 1998). NaPro will continue to manufacture a fixed amount of NBT Paclitaxel for delivery to IVAX periodically over not more than twelve months, to be paid for at the time of delivery.

The termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NBT Paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NBT Paclitaxel, in either case outside the Faulding territory. However, the termination of the IVAX Agreement currently leaves NaPro without such a partner, and there can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NBT Paclitaxel in these areas, or that NaPro or such a partner, if found, will be able to effectively market NBT Paclitaxel. NaPro's future growth and profitability will depend on the success of NaPro's strategic partners in fostering acceptance in the oncology market for NBT Paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents.

Results of Operations

Three months ended March 31, 1998 compared to the three months ended March 31, 1997 Sales for the three months ended March 31, 1998 were $2.4 million, representing an increase of $1.4 million from the three months ended March 31, 1997. The increase related primarily to the timing of product shipments. Shipments to the strategic partners may vary significantly on a quarter to quarter basis depending on a number of factors, including the timing and size of any clinical trials conducted by either company, the level of inventory carried by the strategic partners and changes in approved markets. This quarter to quarter variability will continue until stable commercial demand has been established for the product in a major market.

Research and development and cost of products sold expense for the three months ended March 31, 1998 was $2.6 million, representing an increase of $200,000 from the three months ended March 31, 1997. The increase resulted from an increase in the level of process development and research expense as well as higher production cost. However, per-unit cost of production decreased significantly from the 1997 quarter to the 1998 quarter as a result of improvements in the production process. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense.

General and administrative expense for the three months ended March 31, 1998 was $1.9 million, an increase of $400,000 from the three months ended March 31, 1997. The increase is primarily attributable to the cost associated with the restructuring and increased legal fees.

License fee income for the three months ended March 31, 1998 was $4.1 million. There was no analogous income for the 1997 quarter. This revenue related to a one-time up-front license fee paid by IVAX in conjunction with the Termination Agreement. NaPro expects to record up to an additional $8.4 million in license fees over the next 12 months associated with the Termination Agreement. NaPro is actively seeking one or more new pharmaceutical partners to replace IVAX. There can be no assurance, however, that NaPro will succeed in obtaining any new pharmaceutical partners or in earning any license fees other than the Termination Agreement license fee.

Interest income for the three months ended March 31, 1998 was $100,000, representing a decrease of $70,000 from the three months ended March 31, 1997. This decrease is primarily due to the decreased cash balances available for investment.

Interest and other expense for the three months ended March 31, 1997 was $300,000, representing an increase of $200,000 from the three months ended March 31, 1997. The increase is attributable largely to interest on the senior convertible debt. (See Liquidity and Capital Resources).

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At March 31, 1998, NaPro had negative working capital balance of $600,000. This compared to a negative working capital balance of $2.5 million as of December 31, 1997. Current liabilities include $7.1 million and $8.1 million, respectively, related to the senior convertible debt. If this debt is converted rather than redeemed, it will result in an increase in working capital. If the debt were to be redeemed, the effect on working capital would not be material but there would be a significant reduction in cash. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $27.8 million, on the exercise of warrants and options of $5.6 million, on net borrowings of $11.8 million, and on loans and advances from its stockholders and strategic partners.

In June and December 1997, NaPro issued its Senior Convertible Notes Due 2000 (the "Convertible Notes") and Series C Senior Convertible Preferred Stock (the" Convertible Preferred Stock"), respectively. The Convertible Notes and the Convertible Preferred Stock are referred to as the "Convertible Securities." Under the terms of the Convertible Securities, as amended, NaPro is required to seek stockholder approval by June 1, 1998 of two proposals necessary to permit conversion of the Convertible Securities in accordance with their terms without regard to limitations imposed by rules applicable to Nasdaq National Market issuers.

If stockholder approval of the proposals described in the immediately preceding paragraph is not received by June 1, 1998, and assuming no additional conversion of Convertible Securities and no change in the conversion price from that effective on April 20, 1998, the holders of the Convertible Securities would be entitled to require NaPro to redeem the Convertible Securities for a redemption price exceeding $12.3 million. The failure to obtain such stockholder approval and related redemption of the Convertible Securities could have a material adverse effect on NaPro because NaPro could be required to deplete severely its cash resources. If stockholder approval of such proposals is received, over 4.9 million shares of Common Stock could be issued by NaPro upon conversion of the Convertible Securities, subject to certain limitations under the terms of the Convertible Securities. The issuance of shares of Common Stock upon conversion of the Convertible Securities would result in substantial dilution of the interest of the current stockholders of NaPro.

Cash and cash equivalents totaled $9.9 million at March 31, 1998. During the first three months of 1998, cash provided by operating activities totaled $4.7 million, and cash used by investing and financing activities totaled $2.3 million and $700,000, respectively. NaPro expended $300,000 for plantation cost during the first three months of 1998.

The amount and timing of future capital expenditures will depend upon numerous factors, including the progress of NaPro's research and development program, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in existing strategic partnerships, the establishment of additional strategic relationships and the cost of manufacturing scale-up. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not applicable.

                                      Part II--Other Information

Item 1. Legal Proceedings

There have been no material developments.

Item 2. Changes in Securities

In the March 1998 quarter NaPro issued 646,956 shares of common stock in conversion of $708,000 of the Convertible Notes. In March 1998 NaPro issued 125,295 shares of common stock in payment of $107,000 interest on the Convertible Notes. In March 1998 NaPro issued 70,903 shares of common stock in conversion of 60 shares of the Convertible Preferred Stock. In March 1998 NaPro issued 78,248 shares of common stock in payment of dividends on the Convertible Preferred Stock. The issuance of shares of common stock upon conversion of the Convertible Securities was exempt from registration under section 3(a)(a) of the Securities Act of 1933, as amended (the "Securities Act"). The issuance of shares of common stock in the payment of interest and dividends was exempt as a private placement to sophisticated investors under section 4(2) of the Securities Act and Regulation D thereunder.

Certain provisions of the Convertible Preferred Stock may limit the ability of NaPro to pay dividends on its common stock and to repurchase shares of its common stock. See "Part I, Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Outstanding Convertible Securities."

Item 3. Defaults upon Senior Securities.     None.

Item 4. Submission of Matters to a Vote of Securities Holders.    None.

Item 5. Other Information.

Special Note Regarding Forward-looking Statements.

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining strategic partners; the availability of patent and other protection for its intellectual property; the completion of clinical trials and regulatory filings; the prospects for and timing of regulatory approvals; the need for and availability of additional capital; the amount and timing of capital expenditures; timing of products introductions and revenue; the availability of raw materials; prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NaPro, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: adverse economic and general business conditions; competition from Bristol and other existing and new producers of paclitaxel and other drugs; technological advances in cancer treatment and drug development; the ability to obtain rights to technology; the ability to obtain and enforce patents; the ability to obtain raw materials and commercialize manufacturing processes; the effectiveness of NBT Paclitaxel and other pharmaceuticals developed by NaPro in treating disease; the results of clinical studies; the results of research and development activities; the business abilities and judgment of NaPro's management and other personnel; the availability of qualified personnel generally; changes in and compliance with governmental regulations; the effect of capital market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies; the ability of Faulding to perform its obligations under its existing agreement with NaPro; the ability of NaPro to establish relationships with capable strategic partners to develop and market NBT Paclitaxel in the territories not covered by the Faulding Agreement and other factors referenced in this Report.

Item 6. Exhibits and Reports on Form 8-K

NaPro filed a January 6, 1998 Current Report on Form 8-K reporting an Agreement in Principle between the Company and the holders of the 5% Senior Convertible Notes and the Series C Convertible Preferred Stock, January 28, 1998 and March 20, 1998 Current Reports on Form 8-K reporting amendments with respect to the 5% Senior Convertible Notes and the Series C Convertible Preferred Stock, and a March 20, 1998 Current Report on Form 8-K reporting the IVAX Termination Agreement.

Exhibit
Number      Description of Exhibit

27.1        Financial Data Schedule

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.


                                   NaPro BioTherapeutics, Inc.




May 15, 1998                       /s/ Sterling K. Ainsworth

                                   Sterling K. Ainsworth
                                   President  and  Chief   Executive Officer
                                   (Principal Executive Officer)



May 15, 1998                       /s/ Gordon Link

                                   Gordon Link
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)



May 15, 1998                       /s/ Robert L. Poley
                                   Robert L. Poley
                                   Controller
                                   (Principal Accounting Officer)