Form 10-Q
period 1998-06-30
NAPRO BIOTHERAPEUTICS INC
filed 1998-08-14
CIK 891504

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                           Quarter ended June 30, 1998


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

The number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1998:

Common Stock, $.0075 par value                               14,856,181
Non-voting Common Stock, $.0075 par value                       395,000


Total number of pages in document--17

                                             NaPro BioTherapeutics, Inc.

                                                  Table of Contents

                                                                         Page
Part I        Financial Information

         Consolidated Financial Statements

              Balance Sheet                                                 3

              Statement of Operations                                       5

              Statement of Cash Flow                                        6

              Notes to Consolidated Financial Statements                    7

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9

         Quantitative and Qualitative Disclosures about Market Risk         13


Part II       Other Information

         Legal Proceedings                                                  14

         Changes in Securities                                              14

         Defaults Upon Senior Securities                                    14

         Submission of Matters to a Vote of Security Holders                15

         Other Information                                                  15

         Exhibits and Reports on Form 8-K                                   15


Signatures                                                                  16



                          Part I. Financial Information

Item 1.       Consolidated Financial Statements


                                            NaPro BioTherapeutics, Inc.
                                                   Balance Sheet
                                                       Assets




                                                                              June 30,                    December 31,
                                                                                1998                          1997
                                                                            (unaudited)



Current assets:
         Cash and cash equivalents                                             $   9,580,000               $ 8,102,000
         Accounts receivable                                                         930,000                 1,508,000
         Inventory                                                                 2,291,000                 3,122,000
           Restricted cash                                                         2,000,000                       ---
         Prepaid expense and other                                                   318,000                   481,000
                                                                             ---------------              ------------
Total current assets                                                              15,119,000                13,213,000

Property and equipment, net                                                       14,506,000                15,187,000
Restricted cash                                                                      195,000                   246,000
Inventory                                                                          1,861,000                 1,176,000
Other assets                                                                         535,000                   536,000
                                                                             ---------------            --------------
Total assets                                                                   $  32,216,000              $ 30,358,000
                                                                               =============              ============















                                               See accompanying notes



                                            NaPro BioTherapeutics, Inc.
                                                   Balance Sheet
                                        Liabilities and Stockholders' Equity


                                                                              June 30,                   December 31,
                                                                                1998                         1997
                                                                            (unaudited)



Current liabilities:
         Accounts payable                                                     $    2,493,000           $     4,361,000
         Accrued payroll and payroll taxes                                           569,000                   570,000
         Notes payable--current portion                                              737,000                   743,000
         Senior convertible debt                                                         ---                 8,134,000
         Deferred revenue                                                          4,059,000                 1,890,000
                                                                             ---------------           --------------
Total current liabilities                                                          7,858,000                15,698,000

Notes payable--long term                                                             223,000                   480,000
Senior convertible debt                                                            6,304,000                       ---
                                                                             ---------------        ------------------

Total liabilities                                                                 14,385,000                16,178,000

Minority interest                                                                    623,000                 2,574,000

Senior convertible redeemable preferred stock, Series C                            4,240,000                 4,344,000

Stockholders' equity Preferred stock, $.001 par value:
         Authorized shares--2,000,000
         Issued--none (unaudited in 1998)                                                ---                       ---
     Non-voting common stock, convertible on disposition
         into voting common stock, $.0075 par value:
         Authorized shares--1,000,000 shares
         Issued and outstanding shares--395,000 (unaudited
              in 1998)                                                                 3,000                     3,000
     Common stock, $.0075 par value:
         30,000,000  authorized at June 30, 1998,  19,000,000 authorized in 1997
         15,752,264 shares issued in 1998 (unaudited),
         and 13,134,021 in 1997                                                      118,000                    98,000
     Additional paid-in capital                                                   56,562,000                50,833,000
     Deficit                                                                     (39,273,000)              (40,998,000)
     Treasury stock--1,345,236 shares                                             (4,442,000)               (2,674,000)
                                                                              ---------------            --------------
Total stockholders' equity                                                        12,968,000                 7,262,000
                                                                              --------------             -------------
Total liabilities and stockholders' equity                                     $  32,216,000               $30,358,000
                                                                               =============               ===========


                                               See accompanying notes




                                            NaPro BioTherapeutics, Inc.

                                              Statement of Operations
                                                    (Unaudited)


                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                      1998               1997               1998               1997
                                                     ------             ------             ------             -----



Sales                                               $     574,000      $      91,000        $ 2,989,000        $ 1,099,000

Expense:
         Research, development and
            cost of products sold                       2,041,000          2,622,000          4,686,000          5,027,000
         General and administrative                     2,211,000          1,759,000          4,087,000          3,272,000
(Gain) Loss on retirement of assets                         1,000           (218,000)             1,000           (218,000)
                                                  ---------------      -------------     --------------      -------------
                                                        4,253,000          4,163,000          8,774,000          8,081,000
                                                     ------------       ------------       ------------        -----------

Operating loss                                         (3,679,000)        (4,072,000)        (5,785,000)        (6,982,000)

Other income (expense):
           License fee                                  3,750,000                ---          7,820,000                ---
         Interest income                                  170,000            122,000            263,000            288,000
         Interest and other expense                      (280,000)          (292,000)          (573,000)          (374,000)
                                                    -------------       ------------      -------------       -------------
Net income (loss)                                   $     (39,000)       $(4,242,000)        $1,725,000        $(7,068,000)
                                                    =============       ============        ===========        ============

Earnings (loss) per share                          $        (0.01)     $       (0.35)    $          .12     $        (0.59)
                                                   ==============     ==============    ===============     ===============
Earnings per common share,
    assuming dilution                                                                   $           .11
                                                                                        ===============
Weighted average shares outstanding                   14,074,373         11,978,530         13,813,316          11,964,109
                                                      ===========       ============        ===========        ===========
Weighted average shares outstanding,
   assuming dilution                                                                        15,795,390







                                              See accompanying notes.



                                            NaPro BioTherapeutics, Inc.

                                                Cash Flow Statement
                                                    (Unaudited)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     1998                  1997
                                                                                    ------                -----

Operating activities
Net income (loss)                                                                      $1,725,000           $(7,068,000)
Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
         Depreciation                                                                     946,000               437,000
         Accretion of debt issue cost, warrant allocation
              and conversion rights allocation                                            222,000               186,000
         Compensation paid with warrants                                                  139,000                   ---
         Interest paid in stock                                                           204,000                   ---
         (Gain) loss on sale or retirement of assets                                        1,000             (218,000)
         Loss on early retirement of debt                                                  96,000                   ---
         Changes in operating assets and liabilities:
              Accounts receivable                                                         578,000               461,000
              Inventory                                                                   146,000              (882,000)
              Prepaid expense and other assets                                            164,000            (1,158,000)
              Accounts payable                                                         (1,868,000)            1,724,000
              Accrued liabilities                                                          39,000               (34,000)
              Deferred revenue                                                          2,169,000               ---
                                                                                     ------------          -------------
Net cash provided (used) by operating activities                                        4,561,000            (6,552,000)
Investing activities
         Transfer of restricted cash                                                   (1,949,000)           (7,210,000)
         Additions to property and equipment                                             (306,000)           (7,235,000)
         Purchase of securities held to maturity                                              ---            (3,500,000)
         Proceeds from securities available for sale                                          ---             1,462,000
         Proceeds from securities held to maturity                                            ---             5,076,000
         Proceeds from sale of property and equipment                                      40,000               ---
                                                                                     ------------         -------------
Net cash used by investing activities                                                  (2,215,000)          (11,407,000)
Financing activities
         Proceeds from notes payable                                                      188,000            10,879,000
         Payments of notes payable                                                     (1,098,000)             (344,000)
         Proceeds from the sale of common stock                                            42,000                43,000
                                                                                   --------------       ---------------
Net cash provided (used) by financing activities                                         (868,000)           10,578,000
                                                                                    -------------          ------------
Net increase (decrease) in cash and cash equivalents                                    1,478,000           (7,381,000)
Cash and cash equivalents at beginning of period                                        8,102,000            9,531,000
                                                                                     ------------         ------------
Cash and cash equivalents at end of period                                            $ 9,580,000          $ 2,150,000
                                                                                      ===========          ===========


                                              See accompanying notes.

                                            NaPro BioTherapeutics, Inc.

                                     Notes to Consolidated Financial Statements
                                                   June 30, 1998
                                                    (Unaudited)

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

2.       Inventory                     June 30,                December 31,
                                         1998                   1997

         Raw materials                  $ 132,000                $  412,000
         Work-in-process                  582,000                 1,408,000
         Finished goods                 1,577,000                 1,302,000
                                       ----------               -----------
                                       $2,291,000                $3,122,000
                                       ==========                ==========

         Non-current inventory

         Raw materials                $   296,000               $   347,000
         Work-in-process                1,565,000                   288,000
         Finished goods                  ---                        541,000
                                 ----------------               -----------
                                       $1,861,000                $1,176,000
                                       ==========                ==========

3.       Cash Flow Supplemental Disclosures
                                                            Six Months Ended
                                                                 June 30,
                                                         1998             1997
                                                     -----------       ---------

         Interest paid                                $    71,000      $ 149,000

         Noncash transactions:
         Receipt of common stock into treasury:
              Note 4                                    1,768,000            ---
         Repurchase of common stock into treasury        ---             990,000
         Issuance of common stock--compensation            40,000         40,000
         Exchange of preferred shares of subsidiary
              for common shares of parent               1,951,000            ---
         Issuance of common stock for
              interest payable                            204,000            ---
         Conversion of senior convertible debt to
              common stock                              1,497,000            ---

         Cash Flow Supplemental Disclosures
              (Continued)                                       Six Months Ended
                                                                     June 30,
                                                            1998            1997
                                                        ------------  ----------

         Conversion of convertible preferred shares
              to common stock                              385,000           ---
         Accretion of convertible preferred stock
              conversion rights valuation, offering
              cost and warrant valuation                   277,000           ---
         Issuance of common stock for dividends payable    126,000           ---

4.       Common Stock

In the June 1998 quarter NaPro issued 738,438 shares of common stock in conversion of NaPro's senior convertible debt. In June 1998 NaPro issued 94,433 shares of common stock in payment of interest on the senior convertible debt. In the June 1998 quarter NaPro issued 149,437 shares of common stock in conversion of NaPro's senior convertible preferred stock. In June 1998 NaPro issued 56,697 shares of common stock in payment of dividends on the senior convertible preferred stock.

In April 1998 IVAX Corporation (IVAX) returned 1,126,398 shares of NaPro common stock into the NaPro treasury in accordance with the March 1998 Termination Agreement between NaPro and IVAX.

5.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share. Diluted earnings per share is not calculated for periods in which a loss is reported as the impact of additional shares is antidilutive:


                                                              Quarter Ended                     Six Months Ended
                                                                 June 30,                           June 30,
                                                          1998             1997              1998              1997
                                                         ------           ------            ------            -----

Numerator:
   Net income (loss)                                    $   (39,000)      $(4,242,000)       $ 1,725,000      $(7,068,000)
   Preferred stock dividends                                (61,000)              ---          (118, 000)             ---
                                                          ----------      ------------       -----------      ------------
   Numerator for basic earnings per share -
        income available (loss) allocated to com-
       mon stockholders                                    (100,000)       (4,242,000)         1,607,000       (7,068,000)

Effect of dilutive securities:
   Senior convertible debt                                       ---               ---            34,000          ---
   Preferred stock dividends                                     ---               ---            19,000          ---
                                                         -----------      ------------       -----------      -----------
   Numerator for diluted earnings per share -
        income available to common stock-
        holders after assumed conversions                $ (100,000)      $(4,242,000)       $ 1,660,000      $(7,068,000)
                                                         ===========      ============       ===========      ============


                                                         8



Earnings per Share (continued)                                Quarter Ended                     Six Months Ended
                                                                 June 30,                            June 30,
                                                          1998             1997              1998              1997
                                                         ------           ------            ------            -----

Denominator:
   Denominator for basic earnings per share -
        weighted average shares outstanding              14,074,373        11,978,530        13,813,316        11,964,109
                                                         -----------      ------------      ------------       ----------
   Senior convertible debt                                                                       915,541
   Convertible preferred stock                                                                   592,752
   Non-voting common stock                                                                       395,000
   Stock options and warrants                                                                     48,781
                                                                                            ------------
Dilutive potential common shares                                                               1,952,074
   Denominator for diluted earnings per share-
        adjusted weighted average shares out-
        standing and assumed conversions                                                      15,765,390
                                                                                              ==========
Earnings (loss) per common share                       $      (0.01)    $       (0.35)    $         0.12      $      (0.59)
                                                       =============    ==============    ==============     =============
Earnings per common share, assuming dilution                                              $         0.11
                                                                                           =============

Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

The following discussion and analysis provide information that NaPro's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in NaPro's Annual Report on Form 10-K for the year ended December 31, 1997.

General

NaPro is a natural product pharmaceutical company that is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees.

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIPTM) technology and the development of its proprietary semi-synthetic method for producing NaPro Paclitaxel. To advance the development and commercialization of NaPro Paclitaxel, NaPro entered into a 20-year, exclusive agreement with each of F.H. Faulding & Co., Ltd. ("Faulding") and IVAX Corporation (dba IVX BioScience) (including its subsidiaries, "IVAX") for the clinical development, sales, marketing and distribution of NaPro Paclitaxel. NaPro and IVAX entered into an agreement on March 20, 1998, (the "Termination Agreement") terminating their development and marketing relationship. NaPro is in discussions with a number of pharmaceutical companies, both domestically and internationally, to assist NaPro in developing and marketing NaPro paclitaxel in various parts of the world. NaPro is currently dependent for revenue exclusively on sales of NaPro Paclitaxel, on royalties from licensed technology and amounts due under the Termination Agreement.

NaPro has initiated clinical studies exploring the use of its patented formulation of paclitaxel using its patented method of administration. NaPro anticipates that information gained in such studies will be useful in the filing of a New Drug Application with the U. S. Food and Drug Administration for NaPro paclitaxel. The cost of such studies will be significant. NaPro anticipates that should it enter into an agreement with one or more pharmaceutical companies as discussed above, such agreement would include payment for all or a significant portion of the related clinical studies cost. Absent such an agreement or other financing of these studies, the cost of the clinical studies may significantly reduce NaPro's working capital.

Through June 30, 1998, NaPro's production of NaPro Paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant losses, including losses of approximately $4.1 million, $6.8 million and $15.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. For the six months ended June 30, 1998, largely as a result of a nonrecurring license fee received from IVAX, NaPro recorded net income of approximately $1.7 million, resulting in an accumulated deficit of $39.3 million as of June 30, 1998. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development, and research and development activities. NaPro anticipates that annual losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations. NaPro believes that its ability to generate such revenue depends primarily on the ability to obtain regulatory approval in the U. S. or another major market for the commercial sale of NaPro Paclitaxel, on NaPro's ability to obtain one or more partners to replace IVAX, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NaPro Paclitaxel sufficient to supply NaPro's strategic partners' requirements for commercial sales. Moreover, NaPro's future growth and profitability will depend on the success of its strategic partners in fostering acceptance in the oncological market for NaPro Paclitaxel as a preferred dosing regimen of taxane chemotherapy to be used alone or in combination with other chemotherapeutic agents.

In February 1998, due to the delay in receiving marketing approval for NaPro Paclitaxel, NaPro underwent a restructuring to decrease overall cost, resulting in a one-time charge of approximately $250,000. NaPro's total number of employees was reduced by 53, a 43% reduction in full time positions, resulting in an expected annual savings of $2.8 million in payroll expense. This payroll expense is reflected in research and development, as well as general and administrative expense. In addition, nonpayroll expense is also expected to decrease as the result of the restructuring. As part of the restructuring NaPro temporarily closed its British Columbia manufacturing facility and suspended construction of its commercial scale manufacturing facility in Boulder, Colorado. Completion of the Boulder facility will require additional financing, which NaPro intends to seek at such time, if ever, as NaPro anticipates sufficient product demand to warrant completion of the facility.

In March 1998, NaPro and IVAX entered into the Termination Agreement. Under the terms of the Termination Agreement, IVAX received a royalty-free, limited, nonexclusive license to one of NaPro's pending patents in the U. S., Europe, and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered through March 1999. Revenue related to the escrow funds has been deferred and is to be recognized as funds are released from the escrow. In addition, IVAX returned in April 1998 approximately 1.1 million shares of NaPro common stock, IVAX made an additional payment of $3,750,000 in April 1998 and is to make a payment of $2,610,000 in the quarter ended September 1998. NaPro will continue to manufacture a fixed amount of NaPro Paclitaxel for IVAX to be delivered and paid for through March 1999.

The termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NaPro Paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NaPro Paclitaxel, in either case outside the territory contractually allocated to Faulding. However, the termination of the IVAX Agreement currently leaves NaPro without such a partner. There can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NaPro Paclitaxel in these areas, or that NaPro or such a partner, if found, will be able to effectively market NaPro Paclitaxel. NaPro's future growth and profitability will depend on the success of NaPro's strategic partners in fostering acceptance in the oncology market for NaPro Paclitaxel as a preferred dosing regimen of taxane chemotherapy to be used alone or in combination with other chemotherapeutic agents.

Results of Operations

Quarter ended June 30, 1998, compared to the quarter ended June 30, 1997 Sales for the 1998 quarter were $600,000, representing an increase of $500,000 from the 1997 quarter. The increase related primarily to the timing of product shipments. Shipments to the strategic partners may vary significantly on a quarter to quarter basis depending on a number of factors including the timing and size of any clinical trials conducted by the strategic partners, the level of inventory carried by the strategic partners, NaPro's obtaining one or more partners to replace IVAX, and changes in approved markets. This quarter-to-quarter variability will continue until such time, if ever, that stable commercial demand has been established for the product in a major market.

Research and development and cost of products sold expense for the 1998 quarter was $2 million representing a decrease of $600,000 from the 1997 quarter. The decrease resulted from a decrease in the level of process development and research expense as well as lower production cost. At this time NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense.

General and administrative expense for the 1998 quarter was $2.2 million, an increase of $500,000 from the 1997 quarter. The increase is primarily attributable to one-time cost associated with the IVAX termination and increased legal fees.

License fee income for the 1998 quarter was $3.8 million. There was no analogous income for the 1997 quarter. This revenue related to a license fee paid by IVAX in conjunction with the Termination Agree ment. Associated with the Termination Agreement, NaPro expects to record up to an additional $4.6 million in license fee income through March 1999 ($2 million of which has been received but is escrowed pending future product deliveries). NaPro is actively seeking one or more new pharmaceutical partners to replace IVAX. There can be no assurance, however, that NaPro will succeed in obtaining any new pharmaceutical partners or in earning any license fees other than the Termination Agreement license fee.

Interest income for the 1998 quarter was $200,000, representing an increase of $100,000 from the 1997 quarter. This increase is primarily due to the increased cash balances available for investment.

Interest and other expense for the 1998 quarter was $300,000, unchanged from the 1997 quarter.

Six months ended June 30, 1998, compared to the six months ended June 30, 1997 Sales for the 1998 period were $3 million, representing an increase of $1.9 million from the 1997 period. The increase related primarily to the timing of product shipments.

Research and development and cost of products sold expense for the 1998 period was $4.7 million, representing a decrease of $300,000 from the 1997 period. The decrease resulted from a decrease in the level of process development and research expense as well as lower production cost.

General and administrative expense for the 1998 period was $4.1 million, an increase of $800,000 from the 1997 period. The increase is primarily attributable to the cost associated with the IVAX termination, the February 1998 restructuring and increased legal fees.

License fee income for the 1998 period was $7.8 million. NaPro earned no analogous income for the 1997 period. This revenue related to a license fee paid by IVAX in conjunction with the Termination Agree ment.

Interest income for the 1998 period was $300,000, unchanged from the 1997 period.

Interest and other expense for the 1998 period was $600,000, representing an increase of $200,000 from the 1997 period. The increase is attributable largely to interest on the senior convertible debt.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At June 30, 1998, NaPro had working capital of $7.3 million. This compared to negative working capital of $2.5 million at December 31, 1997. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $27.8 million, on the exercise of warrants and options of $5.6 million, on net borrowings of $11.8 million, and on loans and advances from its stockholders and strategic partners.

In June and December 1997, NaPro issued its Senior Convertible Notes due in 2000 (the "Convertible Notes") and Series C Senior Convertible Preferred Stock (the" Convertible Preferred Stock"), respectively. The Convertible Notes and the Convertible Preferred Stock are referred to as the "Convertible Securities."

The Convertible Securities can be converted into NaPro common stock at discounts (ranging from 5% to 10%) from the market price of the common stock during specified periods prior to the conversion. Such conversions may be made at the rate of up to 450,000 shares of common stock per month through December 31, 1998, and up to the full amount of the outstanding Convertible Securities thereafter. As of June 30, 1998, $3.6 million of the Convertible Securities have been converted into 2,197,056 shares of common stock. After June 30, 1998, over 7 million shares of common stock could be issued by NaPro upon conversion of the Convertible Securities subject to certain limitations under the terms of the Convertible Securities. The issuance of shares of common stock upon conversion of the Convertible Securities would result in substantial dilution of the interest of the current stockholders of NaPro.

Cash and cash equivalents totaled $9.6 million at June 30, 1998. During the first six months of 1998, cash provided by operating activities totaled $4.6 million; and cash used by investing and financing activities totaled $2.2 million and $900,000, respectively. NaPro expended $300,000 for plantation cost during the first six months of 1998.

The amount and timing of future capital expenditures will depend upon numerous factors including the progress of NaPro's research and development program, the magnitude and scope of these activities; the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in the existing strategic partnership; the establishment of additional strategic relationships and the cost of manufacturing scale-up. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Special Note Regarding Forward-looking Statements.

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining strategic partners; the availability of patent and other protection for its intellectual property; the completion of clinical trials and regulatory filings; the prospects for and timing of regulatory approvals; the need for and availability of additional capital; the amount and timing of capital expenditures; timing of products introductions and revenue; the availability of raw materials; prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NaPro, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Included, among other things, are the following factors: adverse economic and general business conditions, competition from Bristol-Myers Squibb Company (Bristol) and other existing and new producers of paclitaxel and other drugs, technological advances in cancer treatment and drug development, the ability to obtain rights to technology, the ability to obtain and enforce patents, the ability to obtain raw materials and commercialize manufacturing processes, the effectiveness of NaPro Paclitaxel and other pharmaceuticals developed by NaPro in treating disease, the results of clinical studies, the results of research and development activities, the business abilities and judgment of NaPro's management and other personnel, the availability of qualified personnel generally, changes in and compliance with governmental regulations, the effect of capital market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies, the ability of Faulding to perform its obligations under its existing agreement with NaPro, the ability of NaPro to establish relationships with capable strategic partners to develop and market NaPro Paclitaxel in the territories not covered by the Faulding Agreement, and other factors referenced in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk. Not applicable.

                           Part II--Other Information

Item 1.  Legal Proceedings

Australian Petty Patents

In September 1993 and August 1994, Bristol received two Australian petty patents claiming certain methods of administering paclitaxel. Australian petty patents have a maximum term of six years. Such patents are allowed to contain only three claims (one independent and two dependent) and are granted on the basis of a prior art search, which is significantly more limited in scope than the searches done prior to issuance of standard patents. Following publication of these patents, Faulding instituted legal action to revoke these patents on the grounds that the patent claims are invalid and that the subject matter claimed in the patents was already known prior to the claimed date of invention. In February 1995, Bristol brought legal action against Faulding based upon these patent claims, seeking an injunction against Faulding to prevent Faulding from marketing NaPro Paclitaxel pursuant to Faulding's generic approval. In July 1998, Faulding received a favorable ruling from the Federal Court in Australia that invalidated the patents. In addition, the court ruled against Bristol in the countersuit which alleged infringement of those patents.

European Patent Litigation

On May 14, 1997, Bristol was issued a European Patent relating to certain methods of treatment with paclitaxel. On the same day, NaPro instituted revocation proceedings in the United Kingdom against this European patent as issued in the U. K. and a separate but related British patent also owned by Bristol. The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to the patents, but Bristol has subsequently instituted a countersuit against NaPro alleging infringement. The court heard each of the party's claims in July 1998, but no decision had been issued in this case as of August 1, 1998. Because issues regarding the scope and validity of these patents have yet to be resolved, it is too early to estimate the impact, if any, which these patents may have on NaPro's business. However, in the event that NaPro were to be held liable for infringement, NaPro expects no significant liability because it is not involved in any activity in the U. K. involving paclitaxel.

Item 2.       Changes in Securities

In the June 1998 quarter, NaPro issued 738,438 shares of common stock in conversion of $914,000 of the Convertible Notes. In June 1998, NaPro issued 94,433 shares of common stock in payment of $97,000 interest on the Convertible Notes. In the June 1998 quarter, NaPro issued 149,437 shares of common stock in conversion of 122 shares of the Convertible Preferred Stock. In June 1998, NaPro issued 56,697 shares of common stock in payment of dividends on the Convertible Preferred Stock. The issuance of shares of common stock upon conversion of the Convertible Securities was exempt from registration under section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). The issuance of shares of common stock in the payment of interest and dividends was exempt as a private placement to sophisticated investors under section 4(2) of the Securities Act and Regulation D thereunder.

Certain provisions of the Convertible Preferred Stock may limit the ability of NaPro to pay dividends on its common stock and to repurchase shares of its common stock.

Item 3.       Defaults upon Senior Securities.     None.

Item 4.       Submission of Matters to a Vote of Securities Holders.

At the Annual Meeting of Stockholders held on May 28, 1998 (the "Annual Meeting"), the following proposals were adopted by the margins indicated:

1. The election of two Class II directors to hold office until the 2001 annual meeting of stockholders:

                                                 Number of Shares
Nominee                                      For                  Withheld
Patricia A. Pilia                             13,597,507               123,431
Randolph C. Steer                             13,590,861               130,077

     In addition, the terms for the following members of the Board of Directors continued after the Annual Meeting: Leonard P. Shaykin, Sterling K. Ainsworth, Ph.D., Arthur H. Hayes, Jr., M.D., and Mark B. Hacken.

2. Approval of the issuance of 20% or more of NaPro's common stock at discounts of up to 10% from its market value as of certain dates in connection with each of NaPro's currently outstanding Senior Convertible Notes and Series C Convertible Preferred Stock:

                                                 Number of Shares
For                                                     6,854,725
Against                                                   393,424
Abstain                                                    29,077

3. Approval of amendments to NaPro's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 19 million shares to 30 million shares:

                                                 Number of Shares
For                                                    13,414,373
Against                                                   273,147
Abstain                                                    33,428

4. Approval of an amendment to NaPro's 1994 Long-Term performance Incentive Plan increasing the number of shares of common stock issuable thereunder:

                                                 Number of Shares
For                                                    11,653,080
Against                                                 2,027,388
Abstain                                                    40,483

5. The ratification of the selection by the Board of Directors of Ernst & Young LLP as NaPro's independ ent auditors for the year ending December 31, 1997.

                                                 Number of Shares
For                                                    13,691,736
Against                                                    16,189
Abstain                                                    13,029

Item 5.       Other Information.  None.

Item 6.       Exhibits and Reports on Form 8-K

NaPro filed no Current Reports on Form 8-K during the quarter.

Exhibit
Number   Description of Exhibit

27.1        Financial Data Schedule

                                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.


                                     NaPro BioTherapeutics, Inc.




August 14, 1998                      /s/ Sterling K. Ainsworth

                                     Sterling K. Ainsworth
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



August 14, 1998                      /s/ Gordon Link

                                     Gordon Link
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)



August 14, 1998                      /s/ Robert L. Poley

                                     Robert L. Poley
                                     Controller
                                     (Principal Accounting Officer)