Form 10-Q
period 1998-09-30
NAPRO BIOTHERAPEUTICS INC
filed 1998-11-13
CIK 891504

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                        Quarter ended September 30, 1998


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

The number of shares outstanding of each of the issuer's classes of common stock as of November 2, 1998:

Common Stock, $.0075 par value                               16,114,444
Non-voting Common Stock, $.0075 par value                       395,000


Total number of pages in document--17

                           NaPro BioTherapeutics, Inc.

                                Table of Contents

                                                                            Page
Part I   Financial Information

         Consolidated Financial Statements

              Balance Sheet                                                    3

              Statement of Operations                                          5

              Cash Flow Statement                                              6

              Notes to Consolidated Financial Statements                       7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

         Quantitative and Qualitative Disclosures about Market Risk           15


Part II  Other Information

         Legal Proceedings                                                    15

         Changes in Securities                                                16

         Defaults upon Senior Securities                                      16

         Submission of Matters to a Vote of Security Holders                  16

         Other Information                                                    16

         Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    17

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements


                           NaPro BioTherapeutics, Inc.
                                  Balance Sheet
                                     Assets




                                                                               September 30,             December 31,
                                                                                   1998                     1997
                                                                                (unaudited)


Current assets:

         Cash and cash equivalents                                             $   9,135,000             $   8,102,000
         Accounts receivable                                                         429,000                 1,508,000
         Inventory                                                                 4,171,000                 3,122,000
           Restricted cash                                                         1,660,000                       ---
         Prepaid expense and other                                                  415,000                   481,000
                                                                             ---------------           --------------
Total current assets                                                              15,810,000                13,213,000

Property and equipment, net                                                       13,221,000                15,187,000
Restricted cash                                                                      195,000                   246,000
Inventory                                                                            908,000                 1,176,000
Other assets                                                                        493,000                   536,000
                                                                             ---------------           --------------
Total assets                                                                   $ 30,627,000              $ 30,358,000
                                                                               =============             =============















                             See accompanying notes



                           NaPro BioTherapeutics, Inc.
                                  Balance Sheet
                      Liabilities and Stockholders' Equity


                                                                              September 30,            December 31,
                                                                                   1998                    1997
                                                                                (unaudited)


Current liabilities:

         Accounts payable                                                     $    1,462,000           $     4,361,000
         Accrued payroll and payroll taxes                                           592,000                   570,000
         Notes payable--current portion                                              450,000                   743,000
         Senior Convertible debt                                                         ---                 8,134,000
         Deferred revenue                                                          3,669,000                 1,890,000
                                                                             ---------------            --------------
Total current liabilities                                                          6,173,000                15,698,000

Notes payable--long term                                                             223,000                   480,000
Senior convertible debt                                                            5,799,000                   ---
                                                                             ---------------             --------------

Total liabilities                                                                 12,195,000                16,178,000

Minority interest                                                                    622,000                 2,574,000

Senior convertible redeemable preferred stock, Series C                            4,025,000                 4,344,000

Stockholders' equity Preferred stock, $.001 par value:
         Authorized shares--2,000,000
         Issued--none (unaudited in 1998)                                                ---                       ---
     Non-voting common stock, convertible on disposition
         into voting common stock, $.0075 par value:
         Authorized shares--1,000,000 shares
         Issued and outstanding shares--395,000 (unaudited
              in 1998)                                                                 3,000                     3,000
     Common stock, $.0075 par value:
         30,000,000  shares  authorized at September 30, 1998 19,000,000  shares authorized in 1997; 16,688,632 shares issued in 1998 (unaudited);
         13,134,021 in 1997                                                          125,000                    98,000
     Additional paid-in capital                                                   57,502,000                50,833,000
     Deficit                                                                    (39,403,000)              (40,998,000)
     Treasury stock--1,345,236 shares in 1998 (unaudited);
         218,838 shares in 1997                                                  (4,442,000)               (2,674,000)
                                                                             ---------------            --------------
Total stockholders' equity                                                       13,785,000                 7,262,000
                                                                              --------------            -------------
Total liabilities and stockholders' equity                                     $ 30,627,000               $30,358,000
                                                                               =============              ============


                             See accompanying notes


                           NaPro BioTherapeutics, Inc.

                             Statement of Operations
                                   (Unaudited)


                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                      1998               1997               1998               1997
                                                     ------             ------             ------             -----


Product sales                                       $     732,000      $     879,000        $ 3,721,000         $ 1,978,000

Expense:
     Research, development and cost
         of products sold                               2,089,000          2,602,000          6,775,000           7,629,000
     General and administrative                         1,044,000          1,382,000          5,131,000           4,654,000
     (Gain) Loss on retirement
         of assets                                        581,000            ---                582,000            (218,000)
                                                    -------------  -----------------     --------------       -------------
                                                        3,714,000          3,984,000         12,488,000          12,065,000
                                                     ------------       ------------       ------------        -----------

Operating loss                                         (2,982,000)        (3,105,000)        (8,767,000)        (10,087,000)

Other income (expense):
     License fee                                        2,950,000                ---         10,770,000                 ---
     Interest income                                      150,000            119,000            413,000             407,000
     Interest and other expense                          (248,000)          (935,000)          (821,000)         (1,309,000)
                                                    -------------      -------------      -------------       -------------
Net income (loss)                                   $    (130,000)       $(3,921,000)        $1,595,000        $(10,989,000)
                                                    =============       ============        ===========       =============

Earnings (loss) per share                         $        (0.01)     $       (0.33)     $        0.10      $        (0.92)
                                                  ===============     ==============     ==============     ===============

Earnings (loss) per common share,
     assuming dilution                            $        (0.01)     $       (0.33)     $        0.09      $        (0.92)
                                                  ===============     ==============     ==============     ===============
Weighted average shares outstanding                   14,949,422         12,055,344         14,196,179          11,994,855
                                                     ============       ============       ============        ===========
Weighted average shares outstanding,
     assuming dilution                                14,949,422         12,055,344         16,807,660          11,994,855
                                                     ============       ============       ============        ============







                             See accompanying notes.


                           NaPro BioTherapeutics, Inc.

                               Cash Flow Statement
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        1998               1997
                                                                                       ------              -----
Operating activities
Net income (loss)                                                                      $1,595,000          $(10,989,000)
Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation                                                                       1,894,000               559,000
     Accretion of debt issue cost, warrant allocation
         and conversion rights allocation                                                 331,000               845,000
     Compensation paid with warrants                                                      139,000                   ---
     Interest paid in stock                                                               290,000                   ---
     (Gain) loss on sale or retirement of assets                                          582,000              (218,000)
     Loss on early retirement of debt                                                     127,000                   ---
     Changes in operating assets and liabilities:
         Accounts receivable                                                            1,079,000               207,000
         Inventory                                                                       (781,000)           (2,744,000)
         Prepaid expense and other assets                                                 109,000               (10,000)
         Accounts payable                                                              (2,897,000)            3,097,000
         Accrued liabilities                                                               61,000               240,000
         Deferred revenue                                                               1,779,000               525,000
                                                                                      -----------       ---------------
Net cash provided (used) by operating activities                                        4,307,000            (8,488,000)
Investing activities
     Transfers to restricted cash                                                      (2,000,000)           (7,299,000)
     Transfers from restricted cash                                                       391,000             4,888,000
     Additions to property and equipment                                                 (550,000)           (9,431,000)
     Proceeds from the sale of property and equipment                                      40,000               361,000
     Purchase of securities held to maturity                                                  ---            (3,827,000)
     Proceeds from securities available for sale                                              ---             2,650,000
     Proceeds from securities held to maturity                                            ---                 6,476,000
                                                                              --------------------         ------------
Net cash used by investing activities                                                  (2,119,000)           (6,182,000)
Financing activities
     Proceeds from notes payable                                                          188,000            11,045,000
     Debt issue cost                                                                          ---              (745,000)
     Payments under notes payable                                                      (1,385,000)           (1,786,000)
     Proceeds from the sale of common stock,
         and exercise of common stock warrants                                             42,000             1,172,000
                                                                                   --------------         -------------
Net cash provided (used) by financing activities                                       (1,155,000)            9,686,000
                                                                                     ------------         -------------
Net increase (decrease) in cash and cash equivalents                                    1,033,000            (4,984,000)
Cash and cash equivalents at beginning of period                                        8,102,000             9,531,000
                                                                                    -------------         ------------
Cash and cash equivalents at end of period                                            $ 9,135,000           $ 4,547,000
                                                                                     ============          ============

                             See accompanying notes.

                                            NaPro BioTherapeutics, Inc.

                                    Notes to Consolidated Financial Statements
                                                September 30, 1998
                                                    (Unaudited)

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

2.       Inventory                      September 30,              December 31,
                                          1998                      1997

         Raw materials                    $   120,000               $   412,000
         Work-in-process                    1,472,000                 1,408,000
         Finished goods                     2,579,000                 1,302,000
                                           ----------               -----------
                                           $4,171,000                $3,122,000
                                           ==========                ==========

         Non-current inventory

         Raw materials                    $   468,000               $   347,000
         Work-in-process                      440,000                   288,000
         Finished goods                      ---                        541,000
                                          -----------               -----------
                                             $908,000                $1,176,000
                                             ========                ==========

3.       Cash Flow Supplemental Disclosures
                                                            Nine Months Ended
                                                            September 30,
                                                    1998               1997
                                                -----------       ------------

Interest paid                                   $    380,000       $    469,000

Noncash transactions:
Receipt of common stock into treasury:
     Note 4                                        1,768,000              ---
Repayment of notes receivable from stockholder
     through transfer of stock into treasury            ---             990,000
Issuance of common stock--compensation                40,000             40,000
     Exchange of preferred shares of subsidiary
     for common stock of parent                    1,951,000              ---
Conversion of senior convertible debt to
     common stock                                  2,141,000              ---

Cash Flow Supplemental Disclosures
     (Continued)                                            Nine Months Ended
                                                            September 30,
                                                    1998               1997
                                                --------------    --------------

Conversion of convertible preferred shares
     to common stock                                 639,000             ---
Accretion of convertible preferred stock
     conversion rights valuation, offering
     cost and warrant valuation                      323,000             ---
Issuance of common stock for dividends payable       182,000             ---
Note taken as partial proceeds on sale of asset         ---             578,000

4.       Common Stock

In the September 1998 quarter NaPro issued 596,073 shares of common stock in conversion of NaPro's senior convertible debt, and 66,314 shares of common stock in payment of interest on the senior convertible debt. In the quarter NaPro issued 220,538 shares of common stock in conversion of NaPro's senior convertible preferred stock and 48,322 shares of common stock in payment of dividends on the senior convertible preferred stock.

5.       Asset realization; loss on retirement of assets

NaPro focuses on the development, manufacture and commercialization of natural product pharmaceuticals, particularly paclitaxel, a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees. The nature of pharmaceutical development work includes the acquisition of assets, the realization of which may be dependent on approval by various regulatory agencies, such as the United States Food and Drug Administration, of developed products for sale. NaPro currently sells commercial paclitaxel to F.H. Faulding & Co., Ltd., an Australian corporation, which has approvals for paclitaxel in Australia and 11 other countries. The full realization of NaPro's assets may be dependent on approval of NaPro paclitaxel in either the U.S. or Europe. Management believes that its assets bear no impairment at this time.

 NaPro temporarily suspended construction of its commercial manufacturing facility in Boulder, Colorado. As a result of this suspension NaPro has incurred cost on certain elements of construction in progress. Accordingly NaPro has disposed or will dispose of such assets and has expensed the cost, net of estimated salvage. Development continues on the manufacturing process to be installed in this facility. Improvements in the manufacturing process arising from such development may result in disposal of additional assets at future dates. No determination can presently be made of the amount of such future disposals, if any.

6.       Earnings (loss) per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share. In calculating diluted earnings (loss) per share for the three periods in which a loss is reported, the impact of all additional shares is antidilutive, and thus not included in the calculation:





                                                              Quarter Ended                     Nine Months Ended
                                                              September 30,                       September 30,
                                                          1998             1997              1998               1997
                                                         ------           ------            ------             -----
Numerator:

   Net income (loss)                                     $ (130,000)      $(3,921,000)       $ 1,595,000      $(10,989,000)
   Preferred stock dividends                                (56,000)          ---               (182,000)            ---
                                                          ----------  ----------------      ------------    --------------
   Numerator for earnings (loss) per
      share - income (loss) available to
      common stockholders                                $ (186,000)      $(3,921,000)         1,413,000      $(10,989,000)

Effect of dilutive securities:
   Senior convertible debt                                  ---               ---                50,000            ---
   Preferred stock dividends                                ---               ---                27,000            ---
                                                    ----------------  ----------------     -------------       -----------
   Numerator for earnings (loss) per share, assuming dilution - income available to common stockholders after assumed
     conversions                                       $   (186,000)      $(3,921,000)      $ 1,490,000       $(10,989,000)
                                                         ===========      ============      ============      =============

Denominator:
   Denominator for earnings (loss) per share -
        weighted average shares outstanding              14,949,422        12,055,344        14,196,179          11,994,855
                                                         -----------      ------------      ------------         ----------
   Senior convertible debt                                  ---               ---             1,371,339            ---
   Convertible preferred stock                              ---               ---               796,996            ---
   Non-voting common stock                                  ---               ---               395,000            ---
   Stock options and warrants                               ---               ---                48,146            ---
                                                    ----------------  ----------------     -------------        -----------
Dilutive potential common shares                            ---               ---             2,611,480            ---
                                                    ----------------  ----------------       -----------        -----------
   Denominator  for  earnings  (loss) per  share,  assuming  dilution - adjusted weighted average shares outstanding and assumed
        conversions                                      14,949,422        12,055,344        16,807,660          11,994,855
                                                         -----------      ------------       ===========         ==========
Earnings (loss) per common share                      $       (0.01)    $       (0.33)    $        0.10       $      (0.92)
                                                      ==============    ==============    ==============      =============
Earnings (loss) per common share, assuming
    dilution                                          $       (0.01)    $       (0.33)    $        0.09       $      (0.92)
                                                      ==============    ==============    ==============      =============

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

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIPTM) technology and the development of its proprietary semi- synthetic method for producing NaPro paclitaxel. To advance the development and commercialization of NaPro paclitaxel, NaPro entered into a 20-year, geographically exclusive agreement with F.H. Faulding & Co., Ltd. ("Faulding") for the clinical development, sales, marketing and distribution of NaPro paclitaxel. NaPro is in discussions with a number of pharmaceutical companies, both domestically and internationally, to assist NaPro in developing and marketing NaPro paclitaxel in various parts of the world. NaPro is currently dependent for revenue exclusively on sales of NaPro paclitaxel, and on fee income from licensed technology.

NaPro has initiated clinical studies exploring the use of its patented formulation of paclitaxel using its patented method of administration. NaPro anticipates that information gained in such studies will be useful in the filing of a New Drug Application with the U. S. Food and Drug Administration for NaPro paclitaxel. The cost of such studies is and will continue to be significant. NaPro anticipates that should it enter into an agreement with one or more pharmaceutical companies as discussed above, such agreement would include funding for all or a significant portion of the related clinical studies cost. Absent such an agreement or other financing of these studies, the cost of the clinical studies may significantly reduce NaPro's working capital.

Through September 30, 1998, NaPro's production of NaPro paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant losses, including losses of approximately $4.1 million, $6.8 million and $15.5 million for the years ended December 31, 1995, 1996 and 1997, respectively. For the nine months ended September 30, 1998, largely as a result of a nonrecurring license fee received from IVAX Corporation (IVAX) (see below), NaPro recorded net income of approximately $1.6 million, resulting in an accumulated deficit of $39.4 million as of September 30, 1998. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development, and research and development activities. NaPro anticipates that annual losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations. NaPro believes that its ability to generate such revenue depends primarily on its ability to obtain regulatory approval in the U. S. or another major market for the commercial sale of NaPro paclitaxel, on NaPro's ability to obtain one or more partners to replace IVAX, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NaPro paclitaxel sufficient to supply NaPro's strategic partners' requirements for commercial sales. Moreover, NaPro's future growth and profitability will depend on the success of its strategic partners in fostering acceptance in the oncological market for NaPro paclitaxel as a preferred dosing regimen of taxane chemotherapy to be used alone or in combination with other chemotherapeutic agents.

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

In March 1998, NaPro and IVAX entered into an agreement terminating the development and marketing activity between the two companies (the "Termination Agreement"). Under the terms of the Termination Agreement, IVAX received a royalty-free, limited, nonexclusive license to one of NaPro's pending patents in the U. S., Europe, and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered through March 1999. Revenue related to the escrow funds has been deferred and is to be recognized as funds are released from the escrow. In addition, IVAX returned in April 1998 approximately
1.1 million shares of NaPro common stock and made additional payments of $3.8 million in April 1998 and $2.6 million in August 1998. Of the $2 million escrowed funds, $340,000 was released in August 1998. NaPro will continue to manufacture a fixed amount of NaPro paclitaxel for IVAX to be delivered and paid for through March 1999.

The Termination Agreement leaves NaPro free to seek regulatory approvals and market NaPro paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NaPro paclitaxel, in either case outside the territory contractually allocated to Faulding. However, the Termination Agreement currently leaves NaPro without such a partner. There can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NaPro paclitaxel in these areas, or that NaPro or such a partner, if found, will be able to effectively market NaPro paclitaxel.

Year 2000 issue

Until recently many computer programs used only the last two digits to refer to a year. Such programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. This matter is commonly referred to as the Year 2000 issue or Y2K.

Two years ago NaPro implemented an assessment of its systems and other assets which could be subject to Y2K. NaPro has completed the assessment of its primary systems and has brought all but one of the systems into Y2K compliance. A compliant upgrade currently exists for the noncompliant system, which will be brought into compliance no later than April 1999. NaPro is assessing its secondary systems and other assets and expects to complete that assessment no later than April 1999.

NaPro is assessing its secondary systems, including microprocessor-controlled equipment. The potential for significant interruption from secondary systems exists, although NaPro believes that the likelihood of interruption caused by Y2K failures in secondary systems is quite small.

In addition to its internal systems NaPro is evaluating potential impact on NaPro of Y2K issues with its vendors and customers. NaPro cannot directly control Y2K compliance by its vendors and customers. NaPro is communicating with its key vendors and customers regarding this matter. NaPro knows of no vendor or customer that has Y2K issues that have a potential of interrupting NaPro in a manner that could significantly affect NaPro's operations. However, NaPro uses a number of vendors that NaPro believes to be the best or the only qualified source of a particular good or service. Sales to NaPro's customers potentially could be interrupted by customers' Y2K issues. For example, NaPro's sales process involves sample testing by customers prior to customers' release to NaPro for product shipment. Should a significant customer incur Y2K problems with its testing, release or other systems, NaPro's sales could be materially affected. NaPro will continue to monitor the level of Y2K compliance with respect to its key vendors and customers and will further develop contingency plans to cover the failure of a key vendor, including identification and qualification of alternative suppliers. Management believes that exposure to vendor or customer Y2K issues creates no material risk to NaPro. However, no assurance can be given with certainty that Y2K issues with vendors or customers will not significantly affect NaPro.

NaPro's Y2K effort has caused no significant deferral of other information technology projects.

NaPro's Y2K contingency plan includes completion of the evaluation and remediation process discussed above, including communication with its key vendors and customers regarding potential for Y2K issues; identification of the best alternative vendor for sensitive goods and services; coordination and planning with such alternative vendors.

Management believes that Y2K issues related to both internal and external systems will have no material effect on NaPro's business, results of operations or financial condition, and that NaPro's Y2K risk is not material. However, no such assurance can be given with certainty. The cost of addressing Y2K has not been material; management believes that the cost of completing Y2K compliance will not be material.

Results of Operations

Quarter ended September 30, 1998, compared to the quarter ended September 30, 1997 Sales for the 1998 quarter were $700,000, representing a decrease of $200,000 from the 1997 quarter. The decrease related primarily to the timing of product shipments. Shipments to the strategic partners may vary significantly on a quarter to quarter basis depending on a number of factors including the timing and size of any clinical trials conducted by the strategic partners, the level of inventory carried by the strategic partners, NaPro's obtaining one or more partners to replace IVAX, and changes in approved markets. This quarter-to-quarter variability will continue until such time, if ever, that stable commercial demand has been established for the product in a major market.

Research and development and cost of products sold expense for the 1998 quarter was $2.1 million, representing a decrease of $500,000 from the 1997 quarter. The decrease resulted from a decrease in the level of process development and research expense as well as lower production cost. At this time NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense.

General  and  administrative  expense for the 1998  quarter  was $1  million,  a
decrease  of  $400,000  from  the  1997  quarter.   The  decrease  is  primarily
attributable to an overall decrease in the level of resources committed to general and administrative activity as a result of NaPro's February 1998 restructuring.

Loss on retirement of assets for the 1998 quarter was $600,000, with no loss in the 1997 quarter. NaPro temporarily suspended construction of its commercial manufacturing facility in Boulder, Colorado. As a result of this suspension NaPro has incurred cost on certain elements of construction in progress. Accordingly NaPro has disposed or will dispose of such assets and has expensed the cost, net of estimated salvage. Development continues on the manufacturing process to be installed in this facility. Improvements in the manufacturing process arising from such development may result in disposal of additional assets at future dates. No determination can presently be made of the amount of such future disposals, if any.

License fee income for the 1998 quarter was $3 million. There was no analogous income for the 1997 quarter. This revenue related to a license fee paid by IVAX in conjunction with the Termination Agreement. Under the Termination Agreement, NaPro expects to record up to an additional $1.7 million in license fee income through March 1999 (all of which has been received but is escrowed pending future product deliveries). NaPro is actively seeking one or more new pharmaceutical partners to replace IVAX. There can be no assurance, however, that NaPro will succeed in obtaining any new pharmaceutical partners or in earning any license fees other than the license fee being paid under the Termination Agreement.

Interest income for the 1998 quarter was $200,000, virtually unchanged from the 1997 quarter.

Interest and other expense for the 1998 quarter was $200,000, a decrease of $700,000 from the 1997 quarter. This decrease is primarily due to the absence of significant amortization of discount related to the conversion rights of NaPro's senior convertible debt.

Nine months ended September 30, 1998, compared to the nine months ended September 30, 1997 Sales for the 1998 period were $3.7 million , representing an increase of $1.7 million from the 1997 period. The increase related primarily to the timing of product shipments.

Research and development and cost of products sold expense for the 1998 period was $6.8 million, representing a decrease of $800,000 from the 1997 period. The decrease resulted from a decrease in the level of process development and research expense as well as lower production cost.

General and administrative expense for the 1998 period was $5.1 million, an increase of $400,000 from the 1997 period. The increase is primarily attributable to the cost associated with the IVAX termination, the February 1998 restructuring, and depreciation.

Loss on retirement of assets for the 1998 period was $600,000, representing a change of $800,000 from the $200,000 gain in the 1997 period. NaPro temporarily suspended construction of its commercial manufacturing facility in Boulder, Colorado. As a result of this suspension NaPro has incurred cost on certain elements of construction in progress. Accordingly NaPro has disposed or will dispose of such assets and has expensed the cost, net of estimated salvage. Development continues on the manufacturing process to be installed in this facility; such development may result in disposal of additional assets at future dates. No determination can presently be made of the amount of such future disposals, if any.

License fee income for the 1998 period was $10.8 million. NaPro earned no analogous income for the 1997 period. This revenue related to a license fee paid by IVAX in conjunction with the Termination Agreement.

Interest income for the 1998 period was $400,000, unchanged from the 1997 period.

Interest and other expense for the 1998 period was $800,000, representing a decrease of $500,000 from the 1997 period. This decrease is primarily due to the absence of significant amortization of discount related to the conversion rights of NaPro's senior convertible debt.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At September 30, 1998, NaPro had working capital of $9.6 million. This compared to negative working capital of $2.5 million at December 31, 1997. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $27.8 million, on the exercise of warrants and options of $5.6 million, on net borrowings of $11.8 million, and on loans and advances from its stockholders and strategic partners.

In June and December 1997, NaPro issued its Senior Convertible Notes due in 2000 (the "Convertible Notes") and Series C Senior Convertible Preferred Stock (the" Convertible Preferred Stock"), respectively. The Convertible Notes and the Convertible Preferred Stock are referred to as the "Convertible Securities."

The Convertible Securities can be converted into NaPro common stock at discounts (ranging from 5% to 10%) from the market price of the common stock during specified periods prior to the conversion, subject to a maximum of $1.92385 per share of common stock. Such conversions may be made at the rate of up to 450,000 shares of common stock per month through December 31, 1998, and up to the full amount of the outstanding Convertible Securities thereafter. As of September 30, 1998, $3.8 million of the Convertible Securities have been converted into 2,965,666 shares of common stock. After September 30, 1998, over 5.6 million shares of common stock could be issued by NaPro upon conversion of the Convertible Securities subject to certain limitations under the terms of the Convertible Securities. The issuance of shares of common stock upon conversion of the Convertible Securities would result in substantial dilution of the interest of the current stockholders of NaPro. NaPro is evaluating options to refinance or redeem the Convertible Securities in circumstances where the number of shares of common stock issued in connection therewith would be limited to the extent practicable. NaPro is considering various sources of capital to fund such a transaction, including possible funding from a potential strategic partner. NaPro can give no assurance that any such transaction or transactions will occur.

Cash and cash equivalents totaled $9.1 million at September 30, 1998. During the first nine months of 1998, cash provided by operating activities totaled $4.3 million; and cash used by investing and financing activities totaled $2.1 million and $1.2 million, respectively.

The amount and timing of future capital expenditures will depend upon numerous factors including the progress of NaPro's research and development program, the magnitude and scope of these activities; competing technological and marketing developments; changes in the existing strategic partnership; the establishment of additional strategic relationships; the cost of further development and maintenance of Yew tree plantations; and the cost of manufacturing scale-up. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Special Note Regarding Forward-looking Statements.

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining strategic partners and the consequences thereof; the refinancing or redemption of the Convertible Securities; the availability of patent and other protection for its intellectual property; the completion of clinical trials and regulatory filings; the prospects for and timing of regulatory approvals; the need for and availability of additional capital; the amount and timing of capital expenditures; timing of products introductions and revenue; the availability of raw materials; prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such for ward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NaPro, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such for ward-looking statements. Included, among other things, are the following factors: adverse economic and general business conditions, competition from Bristol-Myers Squibb Company (Bristol) and other existing and new producers of paclitaxel and other drugs, technological advances in cancer treatment and drug development, the ability to obtain rights to technology, the ability to obtain and enforce patents, the ability to obtain raw materials and commercialize manufacturing processes, the effectiveness of NaPro paclitaxel and other pharmaceuticals developed by NaPro in treating disease, the results of clinical studies, the results of research and development activities, the business abilities and judgment of NaPro's management and other personnel, the availability of qualified personnel generally, changes in and compliance with governmental regulations, the effect of capital market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies, the ability of Faulding to perform its obligations under its existing agreement with NaPro, the ability of NaPro to establish relationships with capable strategic partners to develop and market NaPro paclitaxel in the territories not covered by the Faulding Agreement, and other factors referenced in this Report.

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

European Patent Litigation

On May 14, 1997, Bristol was issued a European patent relating to certain methods of treatment with paclitaxel. On the same day, NaPro instituted revocation proceedings in the United Kingdom against this European patent as issued in the U. K. The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to the patents, but Bristol has subsequently instituted a countersuit against NaPro alleging infringement. The court heard each of the party's claims in July 1998. On August 25, 1998 the court ruled in favor of NaPro that the patent was invalid in the United Kingdom. Bristol has filed notice that it intends to appeal the decision.

Item 2.  Changes in Securities

In the September 1998 quarter, NaPro issued 596,073 shares of common stock in conversion of $644,000 of the Convertible Notes and 66,314 shares of common stock in payment of $82,000 interest on the Convertible Notes. In the quarter, NaPro issued 220,538 shares of common stock in conversion of 254 shares of the Convertible Preferred Stock and 48,322 shares of common stock in payment of $55,000 of dividends on the Convertible Preferred Stock. The issuance of shares of common stock upon conversion of the Convertible Securities was exempt from registration under section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). The issuance of shares of common stock in the payment of interest and dividends was exempt as a private placement to sophisticated investors under section 4(2) of the Securities Act and Regulation D thereunder.



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

Exhibit
Number        Description of Exhibit

10.1          Employment Agreement effective October 5, 1998 between NaPro and Leonard P. Shaykin
10.2          Employment Agreement effective October 5, 1998 between NaPro and Sterling K. Ainsworth
10.3          Employment Agreement effective October 5, 1998 between NaPro and Patricia A. Pilia
10.4          Employment Agreement effective October 5, 1998 between NaPro and Gordon Link
10.5          Employment Agreement effective October 5, 1998 between NaPro and David L. Denny
10.6          Employment Agreement effective October 5, 1998 between NaPro and William D. Fairbairn
10.7          Employment Agreement effective October 5, 1998 between NaPro and James D. McChesney
27.1          Financial Data Schedule

-------------------------------

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.

                                      NaPro BioTherapeutics, Inc.


November 11, 1998                     /s/ Sterling K. Ainsworth

                                      Sterling K. Ainsworth
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


November 11, 1998                     /s/ Gordon Link

                                      Gordon Link
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


November 11, 1998                     /s/ Robert L. Poley

                                      Robert L. Poley
                                      Controller
                                      (Principal Accounting Officer)