Form 10-K
period 1998-12-31
NAPRO BIOTHERAPEUTICS INC
filed 1999-04-01
CIK 891504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


   Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934


                          Year Ended December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $30,011,000 as of March 15, 1999.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999:

Common Stock                        17,687,212
Nonvoting  Common Stock                395,000

Incorporated by reference in Part III of this report is certain information contained in the NaPro Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                          Table of Contents



          Item                                                            Page
Part I     1      Business                                                   3
           2      Properties                                                18
           3      Legal Proceedings                                         18
           4      Matters Submitted to Stockholders' Vote                   19
Part II    5      Market Information and Related Stockholder Matters        19
           6      Selected Financial Data                                   20
           7      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       21
           7A     Quantitative and Qualitative Disclosures about
                  Market Risk                                               28
           8      Financial Statements and Supplementary Data               29
           9      Changes in and Disagreements with Accountants             29
Part III   10     Directors and Executive Officers                          29
           11     Executive Compensation                                    29
           12     Security Ownership of Certain Beneficial Owners and
                  Management                                                29
           13     Certain Relationships and Related Transactions            30
Part IV    14     Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                               30

                                                      Part I

                                     Item 1

                                    Business

General

NaPro BioTherapeutics, Inc. (together with its subsidiaries, "NaPro" or "the Company") is a natural product pharmaceutical company focused primarily on the development, manufacture and commercializa tion of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees. NaPro's paclitaxel is referred to herein as "NBT Paclitaxel".

The market for paclitaxel is dominated by Bristol-Myers Squibb Company ("BMS"). BMS has publicly announced that worldwide sales of their formulation of paclitaxel were approximately $1.2 billion in 1998 and approximately $941 million in 1997. BMS's paclitaxel is the only United States Food and Drug Administration ("FDA") approved formulation of paclitaxel and is indicated for the treatment of breast and ovarian cancers, Kaposi's Sarcoma, and non-small cell lung cancer when used in combination with cisplatin. NaPro believes that by combining its proprietary extraction, isolation and purification ("EIP(TM)") manufacturing technology, the renewable sources of Taxus biomass being developed by NaPro, and current as well as future long-term, exclusive agreements with major international pharmaceutical companies, NaPro will be positioned to participate significantly in the worldwide paclitaxel market. There can be no assurance, however, that NBT Paclitaxel will prove safe and effective, meet applicable standards necessary for regulatory approvals or be successfully marketed or that NaPro will succeed in entering into the new strategic development and marketing agreements necessary for its success.

NaPro's strategy for advancing the development and commercialization of NBT Paclitaxel has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. NaPro is in substantive discussions with several companies aimed at forming alliances for the develop ment, sales, marketing and distribution of NBT Paclitaxel in North America and Europe. In 1992 NaPro entered into a 20-year exclusive agreement (the "Faulding Agreement") with F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company with 1998 sales of approximately $1.2 billion ("Faulding"), for the clinical development, sales, marketing and distribution of NBT Paclitaxel in Australia, New Zealand and much of southeast Asia. See "Strategic Alliances, Faulding".

NaPro supplies NBT Paclitaxel to Faulding, which formulates it into a commercial drug product named ANZATAX(TM). Faulding has agreed to fund and, with NaPro's input, perform development work leading to regulatory approvals of ANZATAX(TM) in its territory. NaPro is responsible for supplying Faulding with NBT Paclitaxel for clinical and commercial purposes. NaPro is currently receiving payments from Faulding based on clinical sales, and commercial sales in territories where sales of ANZATAX(TM) have been approved.

Faulding obtained regulatory approval and began marketing ANZATAX(TM) as a pharmaceutical for the treatment of refractory breast and ovarian cancers in Australia in January 1995. Faulding subsequently obtained regulatory approval and began marketing ANZATAX(TM) in several countries in the Middle East and southeast Asia, and is seeking approvals to market ANZATAX(TM) in other countries in its defined territory. See "Clinical Status of NBT Paclitaxel, Faulding".

From June 1993 to March 1998, NaPro was party to an exclusive agreement (the "IVAX Agreement") with IVAX Corporation (together with its subsidiaries, "IVAX"), for the clinical development, sales, marketing and distribution of NBT Paclitaxel in much of the world not covered by the Faulding territory, including North America, Western Europe and Japan.

Under the IVAX Agreement, clinical trials were conducted and IVAX obtained regulatory approval for and began marketing Taycovit, its commercial formulation of NBT Paclitaxel, in two South American countries. IVAX filed an Investigational New Drug ("IND") application for Paxene(R), its formulation of paclitaxel, with the United States Food and Drug Administration (the "FDA") in 1994, subsequently completed clinical trials of Paxene(R) for three therapeutic indications, including refractory breast and ovarian cancers and Kaposi's sarcoma, and on March 31, 1997, submitted a New Drug Application ("NDA") for Kaposi's sarcoma. On December 24, 1997 the FDA responded, determining that Paxene(R) was safe and effective in the treatment of Kaposi's sarcoma but under the Orphan Drug Act of 1983 (the "Orphan Drug Act") could not be marketed due to BMS's prior approval for the use of paclitaxel in the treatment of Kaposi's sarcoma. The IVAX agreement was terminated by the parties in March 1998. See "Strategic Alliances, IVAX".

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

In June 1991, the NCI formalized a Collaborative Research and Development Agreement ("CRADA") for development of paclitaxel with BMS, the world's largest oncology company. BMS assumed development of paclitaxel, including completion of the necessary clinical trials and manufacturing scale-up. In June 1992, BMS submitted an NDA to the FDA. BMS received approval for the sale of paclitaxel as a treatment for refractory ovarian cancer in December 1992 and subsequently received approval for the sale of paclitaxel as a treatment for various other cancer indications.

Paclitaxel is one of a family of compounds, commonly referred to as taxanes, which share a hydrocarbon ring (diterpene) structure. Taxanes are found naturally in many parts of various species of yew trees. The concentration of taxanes in yew trees is very small, generally less than 500 parts per million, and accordingly, the process of extracting taxanes from yew biomass is complicated and challenging. To arrive at a final stage paclitaxel product for use in clinical trials and for commercialization, several production approaches can be used. NaPro believes the two most prevalent processes used today are conventional biomass extraction and semi-synthesis.

With conventional extraction, the manufacturing process must be designed to extract, isolate and purify paclitaxel from yew biomass leaving behind other components, including non-paclitaxel taxanes. The extraction, isolation and purification processes, however, are complicated since there are over 100 different taxanes present in yew biomass. In a semi-synthesis process, the initial extraction, isolation and purification is similar to that of the conventional extraction process, except that the process not only isolates paclitaxel, but also isolates certain other taxanes (which are otherwise considered waste byprod ucts) and converts these taxanes into paclitaxel through chemical synthesis. By converting other taxanes into paclitaxel, the semi-synthesis process increases the yield of paclitaxel from the same quantity of biomass. Regardless of which process is used, the final product must have levels of impurities at or below acceptable regulatory standards.

Historically, the Pacific yew tree has been the primary source of biomass. Most species of Taxus, including the Pacific yew, grow slowly, requiring a number of years to reach harvestable size. As a result of its slow growing pattern, Taxus is generally found in old growth forests, frequently the habitat of endangered species, including the spotted owl. Biomass from the Pacific yew tree has historically been obtained from the bark, which generally requires destroying the tree. As a result, there has been a considerable amount of public debate and controversy in the United States and other countries by environmental groups and others regarding the harvesting of bark from the wild tree. NaPro halted harvesting bark from wild Pacific yew trees in 1994. See "Corporate Strategy" and "Biomass; Manufac turing".

Other companies have developed taxane analogues which are similar, but not chemically identical, to paclitaxel. For example, Rhone-Poulenc Rorer, Inc., ("RPR"), a large international pharmaceutical company, has developed docetaxel, one such taxane analog, which is being marketed in various parts of the world under the trademark Taxotere(R) . Taxotere(R) has a different toxicity profile than paclitaxel and has side effects not observed with paclitaxel. In May 1996, the FDA approved Taxotere(R) for treatment of anthracycline-resistant breast cancer in patients without impaired liver function.

Clinical Status of NBT Paclitaxel

Pursuant to the Faulding Agreement, Faulding has the primary responsibility for designing and conducting clinical trials and for pursuing regulatory approval of NBT Paclitaxel within the Faulding territory. NaPro has primary responsibility for carrying out the procedures for regulatory approvals relating to NaPro's manufacturing processes. NaPro has filed confidential Drug Master Files ("DMF") and other information containing certain of NaPro's proprietary manufacturing processes relating to the manufacture of NBT Paclitaxel with regulatory agencies in the United States, Australia, Canada, Europe and Southeast Asia. In addition, NaPro performed toxicological and preclinical characterization necessary for filing an IND for extracted paclitaxel.

Existing regulatory approvals have a direct impact on the clinical and marketing strategy being pursued by NaPro and Faulding. In December 1992, BMS obtained NDA approval in the United States for its paclitaxel compound. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel which gains approval through an NDA process is granted a five-year period of marketing exclusivity which prevents submission by another party of an Abbreviated New Drug Application ("ANDA") for generic substitutes until such period of exclusivity expires. The exclusivity period in the United Stated expired in December 1997. There are also provisions under the Waxman-Hatch Act that may result in an additional 30 month delay in the review of an ANDA if the sponsor (in this case
BMS) has published a patent related to the product. NaPro believes this limitation to apply in the case of Taxol(R). Taxol(R) is a registered trademark of BMS for an anti-cancer pharmaceutical preparation containing paclitaxel. A comparable statute to the

Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. See "Government Regulation and Product Approvals".

NaPro NaPro filed an IND in May 1998, and initiated Phase II/III clinical trials of NBT Paclitaxel for three indications in June 1998 and March 1999. These trials are ongoing, and it is too early to anticipate the outcome. There can be no assurance that these trials will demonstrate NBT Paclitaxel to be safe or effective.

Faulding In January 1995, Faulding received generic regulatory approval from the Australian Therapeutic Goods Administration ("TGA") to market ANZATAX(TM) in Australia. Under Australian law there is no exclusivity period comparable to that provided by the Waxman-Hatch Act, and, therefore, approval of a generic substitute was possible without the need for additional clinical trials. Faulding did, however, conduct clinical investigations with ANZATAX(TM) in order to support marketing in Australia and to support applications for regulatory approval in other countries. NaPro and Faulding have obtained regulatory approval from the TGA for NaPro to supply NBT Paclitaxel to Faulding from either its Canadian or its United States manufacturing facilities. In addition to their Australian approval, Faulding markets ANZATAX(TM) in Cyprus, Egypt, Kuwait, Hong Kong, Lebanon, Turkey, Vietnam, China and Singapore. Faulding has marketing applications pending in five other countries. There can be no assurance, however, that Faulding will receive approval in any of these countries or will successfully market NBT Paclitaxel in any of the countries where approvals have been received.

Biomass; Manufacturing

Biomass Paclitaxel and other taxanes used in the production of NBT Paclitaxel are present in many parts of various species of yew trees. NaPro's EIP(TM) technology is designed to allow extraction and purification of paclitaxel and other taxanes, which can be synthesized into paclitaxel, from renewable sources of biomass such as needles and limbstock harvested from cultivated yew trees.

NaPro believes that it may be able to reduce its raw material cost while at the same time allowing it to increase the yield of NBT Paclitaxel by planting and propagating a reliable and renewable homogeneous biomass source. In order to have access to such a stable, long-term supply of biomass for use in the production of NBT Paclitaxel, NaPro entered into agreements with, among others, Pacific BioTechnologies Inc. in 1993 and Zelenka Nursery, Inc. in 1996 (the "PBI Agreement" and "Zelenka Agreement," respectively). NaPro made its first small-scale harvest pursuant to the Zelenka Agreement in the second quarter of 1996, and during 1997 completed its initial harvest under the Zelenka Agreement. In addition, during 1997 NaPro made spot orders with other vendors to obtain sufficient biomass to support manufacturing demands. During 1998, NaPro conducted limited harvests under the Zelenka Agreement and began research related to enhancing paclitaxel production in cultivated yew trees. In July 1998, the PBI Agreement was terminated by notice. Under the terms of termination, there is up to a 2 year winding down of the agreement. A fair market value lease of the facilities and contract for ongoing maintenance of the plantation is currently under negotiation with PBI. NaPro believes that it has sufficient time to harvest the trees and/or to locate and contract with a new nursery for the planting and care of the yew trees that had been planted under the PBI Agreement.

Manufacturing The manufacture of paclitaxel occurs in three steps. In the first step, a crude paclitaxel extract is extracted from cultivated yew trees and delivered to one of NaPro's manufacturing facilities. At these facilities, the extracted crude paclitaxel mixture is isolated and purified and, in the final step, the resulting active drug substance is delivered to Faulding's final fill and finish facility in Australia where NBT Paclitaxel is formulated by Faulding for final packaging.

From December 1996 to February 1999, a third party extracted crude paclitaxel from cultivated yew trees pursuant to a manufacturing agreement with NaPro. In February 1999 that agreement terminated under an agreement that provided for, with certain exceptions, mutual releases from the obligations of the manufacturing agreement and from claims related to such agreement. NaPro believes that it has sufficient quantities of crude paclitaxel to supply quantities due to IVAX under the IVAX Termination Agreement and to fulfill NaPro's requirements for its clinical program. However, at such time as NaPro needs additional crude paclitaxel, NaPro will be required to find another third-party extractor or undertake such extraction itself. NaPro believes that it will be able to develop or obtain adequate extraction operations when needed, but no assurance thereof can be provided.

NaPro currently operates a pilot-scale manufacturing facility in Boulder, Colorado and until April 1998 operated another small-scale manufacturing facility in British Columbia, Canada. In December 1997 the FDA refused to allow marketing of NBT Paclitaxel in the United States under an NDA previously filed by IVAX because of a previously granted exclusive right under the Orphan Drug Act. Such refusal resulted in a decrease in the projected demand for NBT Paclitaxel. As a result, NaPro decided to suspend manufacturing in British Columbia in April 1998. Both NaPro's Colorado pilot-scale manufacturing facility and its British Columbia manufacturing facility have been inspected by the TGA and approved for the commercial production of NBT Paclitaxel for sale in Australia. NaPro believes that the Boulder, Colorado facility has adequate capacity to meet Faulding's clinical and commercial requirements and NaPro's clinical demands for the near future as well as the amounts NaPro is required to supply under the Termination Agreement with IVAX. See "Strategic Alliances, IVAX".

With the possibility of NBT Paclitaxel entering the United States market under the IVAX NDA, NaPro pursued construction of a large-scale commercial manufacturing facility in Boulder, Colorado. During 1997, NaPro completed necessary structural modifications to the facility and began equipment installation. As a result of the FDA's refusal to allow marketing under the IVAX NDA, equipment installation was stopped in December 1997. NaPro believes that construction of this large-scale facility can be resumed and completed at such time, if ever, as the demand for NBT Paclitaxel requires an increase in production beyond the capacity of its pilot-scale facility. There can be no assurance, however, that NaPro will succeed in adapting its EIP(TM) technology for large scale commercial manufacturing, or that such facility and manufacturing processes will receive necessary regulatory approvals.

In order to increase its manufacturing capacity, NaPro is also developing, and has applied for patent protection for, a semi-synthesis process for manufacturing NBT Paclitaxel from certain other taxanes contained in renewable biomass sources. NaPro owns or has licensed several issued patents relating to this process and has applied for others. Semi-synthesis manufacturing initially involves extraction of paclitaxel and other taxanes from yew sources. Certain of the taxanes are then converted into paclitaxel through a chemical synthesis process. Because this semi-synthesis process uses both paclitaxel and other taxanes, NaPro expects that use of a semi-synthesis process will increase the paclitaxel yield from its biomass sources. However, the use of semi-synthesis will require regulatory approvals, of which there can be no assurance. Furthermore, there can be no assurance NaPro's semi-synthesis process will perform as expected or that NaPro will be able to effectively adapt the process to commercial-scale manufacturing. See "Patents and Proprietary Technology".

Strategic Alliances

NaPro's strategy has been to pursue and enter into strategic alliances with large international pharmaceuti cal companies. In April 1998, NaPro initiated discussions toward the formation of new strategic alliances. NaPro believes that new development and marketing agreements may allow NaPro to take advantage of its partners' knowledge and expertise in clinical testing and sales, marketing and distribution. There can be no assurance, however, that NaPro will be able to enter into such an agreement or agreements or that such other objectives can be obtained.

NaPro formed a strategic alliance through a long-term exclusive agreement with Faulding. Pursuant to this agreement, Faulding agreed to fund and, with NaPro's input, undertake the clinical trials required to obtain regulatory approvals for commercializing NBT Paclitaxel in its territory. NaPro is responsible for supplying Faulding with NBT Paclitaxel for clinical trials and commercial purposes and Faulding is required to purchase all of its paclitaxel requirements from NaPro. Faulding pays a fixed price for non- commercial sales and a substantial share of gross revenue for NBT Paclitaxel sold commercially. Under its agreement with Faulding, NaPro is able to take advantage of Faulding's resources, including expertise in clinical testing and sales, marketing and distribution. NaPro believes that its alliance with Faulding enables it to compete more effectively, within the Faulding territory, with BMS, RPR, generic drug manufacturers and other companies, research organizations and academic institutions that are developing paclitaxel and are attempting to develop new and advanced forms of anti-cancer drugs. There can be no assurance, however, that Faulding will succeed in obtaining further regulatory approvals to market NBT Paclitaxel within its territory. Furthermore, if such approvals are gained, there can be no assurance that Faulding will market NBT Paclitaxel successfully in these additional countries.

Until March 20, 1998, NaPro and IVAX were parties to a long-term, exclusive agreement, under which IVAX was responsible for performing clinical trials, filing for regulatory approvals, and selling, marketing, and distributing commercial formulations of NBT Paclitaxel. In March 1998, NaPro and IVAX severed this strategic partnership by terminating the long-term, exclusive agreement. The termination of this agreement leaves NaPro free to pursue and enter into a strategic partnership or partnerships in the territories not covered by the agreement with Faulding, including the United States, Europe and Japan, and NaPro is currently in negotiations to do so. However, the termination of this agreement currently leaves NaPro without a strategic partner to assist with regulatory approval and marketing in countries outside the Faulding territory, and there can be no assurance that NaPro will be able to find a partner for these markets on terms acceptable to NaPro, or at all. In addition, even if such a partnership is secured, there can be no assurance that any such partner will be successful in gaining the necessary regulatory approvals to market NBT Paclitaxel in the territories not covered by the Faulding Agreement or that the partner will be able to market NBT Paclitaxel successfully.

Faulding Faulding, Australia's largest domestic pharmaceutical company with 1998 sales of approxi mately $1.2 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Southeast Asia and other countries throughout the world. NaPro entered into a development and marketing agreement with Faulding in 1992. The Faulding Agreement, as amended and restated, has an initial term of 20 years, through 2012, and will continue thereafter from year to year unless terminated in writing by either party.

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

NaPro is required to indemnify Faulding pursuant to the Faulding Agreement for any defect in NBT Paclitaxel that is shipped to Faulding and for uncured breaches of NaPro's warranties or obligations under the Faulding Agreement. Faulding is required to indemnify NaPro against all losses (i) resulting from a defect in a product containing NBT Paclitaxel manufactured by Faulding except where such defect is the fault of NaPro, (ii) resulting from a product containing NBT Paclitaxel formulated, stored, handled, promoted, distributed, registered or sold by Faulding and (iii) for uncured breaches of Faulding's representations and warranties under the Faulding Agreement.

Faulding currently owns 395,000 shares of NaPro Nonvoting Common Stock. In connection with NaPro's initial public offering, completed August 1, 1994, Faulding purchased 400,000 shares of NaPro's Nonvoting Common Stock and 400,000 warrants to purchase Nonvoting Common Stock. In 1996 Faulding exercised 200,000 of the warrants. The remaining 200,000 warrants were sold by Faulding in 1997. Faulding has sold 205,000 shares of Nonvoting Common Stock, which automatically converted into NaPro common stock upon their sale.

IVAX IVAX, a diversified international health care company with 1998 sales of $638 million, is engaged in the research, development, manufacture and sale of branded and generic pharmaceuticals and other related health care and personal products and specialty chemicals. In 1993, NaPro entered into a development and marketing agreement with IVAX through IVAX's subsidiary, Baker Norton Pharmaceuticals ("BNP"). On March 20, 1998, NaPro and IVAX entered into an agreement terminating the IVAX Agreement (the "Termination Agreement").

While effective, the IVAX Agreement granted IVAX the exclusive right to develop and market NBT Paclitaxel in the United States and in every country outside the Faulding Territory except for the Vatican City, China, the former Soviet Union and the Middle East where such right was non-exclusive. Pursuant to the IVAX Agreement, IVAX was required to purchase all of its requirements of paclitaxel from NaPro except in certain circumstances, if NaPro was unable to supply IVAX's requirements. In addition, under certain circumstances, IVAX could have obtained NaPro manufacturing information from NaPro and given such information to third parties so they could manufacture NBT Paclitaxel for IVAX.

Under the Termination Agreement, NaPro is obligated to deliver to IVAX, and IVAX is required to purchase at a price fixed in the Termination Agreement, a fixed quantity of NBT Paclitaxel in installments with the final installment due in the first half of 1999. In addition, the Termination Agreement grants IVAX a royalty-free, limited, non-exclusive license, for one of NaPro's patents (the "Patent") in the United States, Europe, and certain other world markets. See "Competition". As consideration for this licence, NaPro received $4,070,000, 1,126,398 shares of NaPro common stock held by IVAX were returned to NaPro, and an additional $2,000,000 was placed in escrow to be released in installments corresponding to delivery of NBT Paclitaxel to IVAX. As a result of deliveries of NBT Paclitaxel to IVAX, $680,000 of this escrow amount had been released to NaPro through December 31, 1998. NaPro anticipates that the remainder of the paclitaxel to be delivered to IVAX pursuant to the Termination Agreement will be shipped and that, as a result, the remaining $1,320,000 will be released by June 30, 1999. In addition, during 1998 IVAX made the following payments to NaPro:
$3,750,000 upon issuance of the Patent in the United States, and $2,610,000 upon issuance of the Patent in the European Union. On the same day the Termination Agreement was executed, Leonard P. Shaykin, NaPro's Chairman of the Board of Directors, entered into an agreement with IVAX relating to a warrant for 111,111 shares of NaPro common stock (the "Warrant Agreement") that Mr. Shaykin acquired from IVAX in 1996. In exchange for return of the warrant to NaPro by Mr. Shaykin, the Company agreed to indemnify IVAX for any loss associated with such transaction.

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

Termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NBT Paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NBT Paclitaxel, in either such case in areas outside the Faulding territory. However, there can be no assurance that NaPro will be able to form new long-term relationships for the approval, marketing, and distribution of NBT Paclitaxel in these areas, or that NaPro or such a partner, if found, will be able to secure regulatory approval or to effectively market NBT Paclitaxel.

Marketing and Sales

Marketing and sales of NBT Paclitaxel in the Faulding Territory are conducted by Faulding. Currently, NaPro has no sales force, has only limited marketing capabilities and has no present intention to establish a sales or marketing force. NaPro expects that sales to Faulding and, during the first half of 1999, sales to IVAX under the Termination Agreement will account for substantially all of NaPro's revenue for the foreseeable future. As a result, the loss of Faulding as a customer, in the absence of a comparable alternative strategic alliance arrangement, the failure of Faulding to successfully market NBT Paclitaxel or the failure of NaPro to obtain a partner to conduct marketing and sales activities outside the Faulding territory could have a material adverse effect on NaPro. See "Strategic Alliances".

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for financing, executive talent, intellectual property and product sales. NaPro competes with all entities developing and producing therapeutic agents for cancer treatment, many of whom have significantly greater capital resources and research and development capabilities.

Within the paclitaxel segment of this industry the success of competitors in entering the market for paclitaxel may reduce NaPro's potential market share and reduce the price of NBT Paclitaxel, each of which could have a material adverse effect on NaPro. In addition, regulatory approvals and marketing are being handled exclusively by Faulding within the Faulding Territory. Although NaPro believes Faulding has capable clinical and marketing abilities, there can be no assurance that Faulding will be capable or effective in gaining additional regulatory approvals on a timely basis, if at all, or be able to compete effectively with existing or new competitors within the Faulding Territory. In addition, the Company is currently pursuing strategic alliances for the development and marketing of NBT Paclitaxel in the countries not covered by the Faulding Agreement. There can be no assurance that NaPro will be able to find any such partners or, if such a partner or partners are found, there can be no assurance that such a partner or partners will be able to secure regulatory approval or effectively market NBT Paclitaxel if approval is secured.

BMS, the world's largest oncology company, is marketing paclitaxel commercially in the United States, Australia, Canada, Europe and certain other territories. In addition, RPR has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere.(R) Taxotere(R) has a microtubule binding mechanism of action similar to that of paclitaxel. Taxotere(R) is approved in the United States, European Community, Australia, Canada and a number of other countries. Taxotere(R) is approved in the United States for treatment of anthracycline-resistant breast cancer in patients without impaired liver function. While treatment with Taxotere(R) may cause certain side effects not observed with paclitaxel, it is anticipated that Taxotere(R) may compete with paclitaxel, and thereby reduce overall paclitaxel sales. In addition, with the termination of the IVAX Agreement, NaPro licensed one of its patents to IVAX, and the benefits of the licensed patent may inure to IVAX. See "Strategic Alliance." NaPro anticipates that IVAX will continue to seek entry to the global paclitaxel market independently of NaPro and may compete with NaPro in the future. Furthermore, due to the expiration, in December 1997, of the five-year marketing protection from generic competition which was provided to BMS's formulation of paclitaxel by the Waxman-Hatch Act, NaPro may be subject to competition from generic paclitaxel manufacturers. NaPro is aware of several pharmaceutical companies which have stated that they are in the process of developing generic paclitaxel in the United States, Canada, Mexico and Europe. In Europe, a similar exclusivity period will end in most cases 10 years after BMS' initial approval. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture which may compete with NaPro's products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

Many of NaPro's competitors, most notably BMS and RPR, have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than NaPro. NaPro expects BMS to compete intensely to maintain its dominance of the paclitaxel market, including pursuit of an aggressive patent strategy. NaPro's competitors may succeed in developing products that are more effective or less costly than any that may be developed by NaPro, or that gain regulatory approval prior to NaPro's products. Many companies and research institutions are also seeking means to obtain paclitaxel and taxanes from renewable biomass components of yew trees and other sources in order to increase paclitaxel yields, avoid environmental concerns and reduce the cost of biomass. In addition, NaPro is aware of several potential competitors that have developed and patented or are developing various processes for producing paclitaxel and paclitaxel-related substances semi-synthetically, which may allow such competitors to produce a low-cost, pure paclitaxel. The discovery by a third party of a cost-effective means to fully synthesize paclitaxel in commercial quantities or the manufacture of taxane derivatives or analogs that are more efficacious than paclitaxel in treating cancer could have a material adverse effect on NaPro.

Patents and Proprietary Technology

NaPro's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Where appropriate, NaPro seeks protection of its proprietary technology by applying for patents in the United States and abroad. NaPro owns 14 issued United States patents and has approximately 9 United States patent applications pending. In addition, NaPro owns 11 issued foreign patents and has approximately 81 foreign patent applications pending. NaPro expects to make additional filings as it believes appropriate. NaPro has obtained licenses from third parties to use their proprietary technology, for which patent applications have been filed in the United States and in certain other areas of the world. There can be no assurance that either NaPro's or its licensors' existing patent applications will become issued patents or that, if issued, the coverage claimed in the applications will not be significantly reduced prior to issuance. There can be no assurance that NaPro will be able to obtain any necessary or desired additional licenses to patents or technologies of others or that NaPro will be able to develop its own additional patentable technologies. In addition, there can be no assurance that future patents issued to NaPro, if any, will provide it with competitive advan tages; that products or processes covered by such patents will not be challenged as infringing upon the patents or proprietary rights of others or that any such patents will not be invalidated or that the patents or proprietary rights of others will not have a material adverse affect on the ability of NaPro to do business. Patent applications in the United States are maintained in secrecy until patents are issued and patent applications in certain other countries generally are not published until more than 18 months after they are filed. In addition, publication of scientific or patent literature often lags behind actual discoveries. As a result, NaPro cannot be certain it or any of its licensors was the first creator of inventions covered by NaPro's or its licensors' pending patent applications or that NaPro or its licensors were the first to file such applications. Furthermore, there can be no assurance that others will not independently develop similar technology or, if patents are issued to NaPro, that others will not design technology to circumvent NaPro's patents or proprietary rights.

Much of NaPro's proprietary technology, including much of its EIP(TM) technology, is not protected by patents and is held by NaPro as trade secrets. NaPro's success will depend in part on its ability to protect the trade secrets relating to extracting, isolating and purifying paclitaxel as well as to other technology. NaPro relies on proprietary know-how and confidential information and employs various methods, such as entering into confidentiality and non-compete agreements with its employees and with third parties to whom it divulges proprietary information, to protect the processes, concepts, ideas and documentation associated with its technologies, including its paclitaxel production process. Such methods may afford incomplete protection and there can be no assurance that NaPro will be able to adequately protect its trade secrets or that other companies will not acquire information which NaPro considers to be proprietary. The inability to maintain its trade secrets for its exclusive use could have a material adverse effect on NaPro.

The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. Paclitaxel is an unpatentable, naturally-occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. In addition, certain methods of administering paclitaxel are or may be patented. Certain of these patents are owned or controlled by BMS and RPR, two of NaPro's primary competitors. NaPro is aware of competitors and potential competitors who are pursuing patent protection for various aspects of the extraction, preparation, administration and production of natural, semi-synthetic and synthetic paclitaxel. In the event that NaPro's technology, products or activities are deemed to infringe upon the rights of others, NaPro could be subject to damages or enjoined from using such technology, or NaPro could be required to obtain licenses to utilize such technology. No assurance can be given that any such licenses would be made available on terms acceptable to NaPro, or at all. If NaPro were unable to obtain such licenses or was enjoined from using its technology, it could encounter significant delays in product market introductions while it attempted to design around the patents or rights infringed upon, or could find the development, manufac ture or sale of products to be foreclosed, any of which would likely have a material adverse effect on NaPro. In addition, NaPro could experience a loss of revenue and may incur substantial cost in defending itself and indemnifying Faulding or IVAX in patent infringement or proprietary rights violation actions brought against them. NaPro could also incur substantial cost in the event it finds it necessary to assert claims against third parties to prevent the infringement of its patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on NaPro, even if the eventual outcome were favorable. See "Strategic Alliances" and "European Patent Litigation".

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

The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. An NDA is a systematic compilation of data, analysis and conclusions on a new drug product based on studies conducted under an IND. The NDA testing and approval process requires substantial time and effort, and there can be no assurance that approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug, or if other applicable regulatory criteria are not satisfied. In addition, the FDA may require additional testing or information, or require post-marketing testing and surveillance. Notwithstand ing the submission of complete data, the FDA may ultimately decide that the application does not satisfy its criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing or if previously unknown information demonstrates a lack of safety or effectiveness. Following an approved NDA, a Supplemental NDA ("SNDA") may be submitted to the FDA which requests a change in the existing approval. An SNDA can be for changes in manufacturing, quality control or clinical data or for changes in product labeling such as indications or warnings.

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

During the term of the IVAX Agreement, to the extent required by the terms of the Termination Agreement, NaPro has supported and is required to continue to support the IVAX NDA in the United States and an equivalent filing in the European Union. In this capacity, NaPro has communicated with the

FDA to discuss the biomass strategy employing plantation-grown yews and technical issues associated with NaPro's DMF submitted in support of the approval of its bulk drug product as part of the IVAX NDA. In these meetings, NaPro learned that the pilot scale facility, which manufactured the drug which was used in the IVAX clinical trials, would be inspected for approval in the IVAX NDA. NaPro communicated with the FDA regarding the commercial facility as an alternate facility, which would have required NaPro to prepare two "commercial" facilities for FDA approval, resulting in the expenditure of more resources than originally planned. In addition, during 1998, NaPro's manufacturing facilities underwent a pre- approval inspection by the European Agency for the Evaluation of Medicinal Products (the "European Agency") in support of IVAX's European regulatory submission. Based upon the findings of that inspection and NaPro's responses, the inspectors recommended to the European Agency that NaPro's Boulder, Colorado pilot-scale facility be named as a supplier for paclitaxel.

NaPro is also subject to United States statutes and regulations applicable to exporting drugs. Such laws authorize the export of a drug before marketing approval is obtained in the United States, to any country, if the drug (a) complies with the laws of the importing country, and (b) has valid marketing authorization by the appropriate authority in a country listed by the law, one of which is Australia. NaPro's Paclitaxel has received valid marketing authorization from Australia and NaPro's Boulder, Colorado pilot-scale manufacturing facility has been found to be compliant with cGMP by the Australian TGA.

NaPro is also subject to, among others, the regulations of Canada, the Province of British Columbia, the United States Environmental Protection Agency, the Department of Interior (United States Fish and Wildlife Services and the Bureau of Land Management), the Department of Agriculture (United States Forest Service) and other countries and regulatory agencies. Pursuant to the National Environmental Policy Act, certain United States agencies have prepared an Environmental Impact Statement that addresses the impact of harvesting wild Pacific yew trees, including cutting down Pacific yew trees on federally-managed land. NaPro is also subject to federal, state and local laws and regulations governing the use and disposal of hazardous materials as well as regulations imposed by the Occupational Safety and Health Administration governing worker safety. There can be no assurance that NaPro is at all times in complete compliance with all such requirements. NaPro has made and will continue to make expenditures to comply with environmental requirements. Compliance with these regulations is time-consuming and expensive. The failure to comply with these regulations, however, could have a material adverse effect on NaPro's business, financial condition and results of operations.

The adoption by federal, state or local governments of significant new laws or regulations or a change in the interpretation or implementation of existing laws or regulations relating to environmental or other regulatory matters could increase the cost of producing products, delay regulatory approval or otherwise adversely affect NaPro's ability to produce or sell NBT Paclitaxel or other products. Adverse governmen tal regulations which might arise from future legislative or administrative regulations or other actions cannot be predicted. In addition, NaPro's activities have been opposed by the Oregon Natural Resources Council ("ONRC") because of their concern over Pacific yew in old growth forests. The ONRC and the FDA have reached an agreement on the National Environmental Policy Act ("NEPA") requirements for NDAs, ANDAs and INDs involving more than 200 patients involving paclitaxel from Pacific yew trees. The agreement provides that an applicant shall include an Environmental Assessment ("EA") which will identify all sources of Pacific yew which are expected to be harvested in connection with the manufacture of paclitaxel relating to the application. The FDA is to subject such EAs to the NEPA process and shall complete and issue a Finding of No Significant Impact, or an Environmental Impact Statement and Record of Decision as required by NEPA before approving any NDA or ANDA involving paclitaxel derived from or otherwise involving the Pacific yew tree. Because NaPro relies on plantation-grown yews, and will not harvest any Pacific yew trees to manufacture paclitaxel for a marketed product, NaPro believes that the ONRC-FDA agreement requirements can be met, and that these requirements will not jeopardize approval of any NDA which may be filed by NaPro in the future. Even though NaPro no longer harvests biomass from the bark of the Pacific yew, there can be no assurance that the ONRC and other environ mental activist groups will not oppose other activities of NaPro, which may have the effect of delaying or halting production of NBT Paclitaxel, each of which could have a material adverse effect on NaPro's business, financial condition and results of operations.

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

Subsequent to termination of the IVAX Agreement, NaPro submitted an IND to the FDA. NaPro initiated Phase II/III clinical trials pursuant to that IND in June 1998 and March 1999 for three indications. These trials are ongoing, and it is too early to anticipate the outcome. There can be no assurance that these trials will demonstrate NBT Paclitaxel to be safe or effective.

Research and Development

During the years ended December 31, 1996, 1997 and 1998, NaPro spent approximately $6.8 million, $11.8 million and $10 million, respectively, on Company sponsored research and development activities and to produce NBT Paclitaxel sold to Faulding and IVAX. Research and development is expected to remain a significant cost component of NaPro's business. In the short term, research and development is expected to concentrate primarily on: (i) improving paclitaxel yield and reducing production cost; (ii) developing NaPro's semi-synthesis process for paclitaxel production; and (iii) improving the yields of NaPro's production methodology for processing needles and limbstock. NaPro will focus its internal efforts on process development and plans to contract out research considered essential but for which it lacks facilities or staff. NaPro also intends to engage in early stage research and development to identify other potential natural product pharmaceuticals.

Foreign and Domestic Operations; Export Sales

The following table sets forth, for the past three years revenue, profitability (operating loss), and identifiable assets attributable to NaPro's U.S. and foreign operations (amounts in thousand dollars):

                                            Year Ended December 31,
                                    1998              1997             1996
                                    ----              ----             ----

Sales to Unaffiliated Customers
         United States             $4,498            $2,684          $ 1,692
         Canada                       454             1,130            1,781
                                   -------          --------         --------
         Total Sales (1)            4,952             3,814            3,473

Operating Loss
         United States            (12,852)          (12,854)          (6,719)
         Canada                      (526)             (952)            (384)

Identifiable Assets
         United States             23,260             26,419           20,198
         Canada                     2,406              3,939            4,823

------------

(1) Includes export sales to Australia of $2,189 in 1998, $1,303 in 1997 and $2,509 in 1996.

Sales from Canada include sales of product manufactured and shipped from NaPro Canada, NaPro's Canadian subsidiary. Such products sold by NaPro Canada to NaPro are then re-sold to Faulding for use outside the United States. Such "exported" products never physically enter the United States.

Sales of NBT Paclitaxel into foreign markets accounted for approximately 34% of NaPro's revenue for the year ended December 31, 1997 and 44% of NaPro's revenue for the year ended December 31, 1998. NaPro anticipates that a significant portion of its revenue will continue to be derived from sales of its products in foreign markets for the foreseeable future.

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

Employees

On February 17, 1998, NaPro announced a planned layoff of 53 employees, with a resulting 43% reduction in full time positions. As part of this downsizing, NaPro(Canada) discontinued production at its British Columbia manufacturing facility. It was anticipated that this downsizing would produce annualized savings in personnel costs of about $2.8 million.

As of March 15, 1999, NaPro had 72 full-time employees, 3 part-time employees, 3 project employees, and 7 temporary employees, of whom 10 hold Ph.D. or M.D. degrees. Two employees were engaged in biological and clinical research, 24 in chemical research, 18 in quality control/quality assurance, 22 in manufacturing, 19 in general administration and finance, and two in legal. NaPro believes that its relations with its employees are good.

                                     Item 2

                                   Properties

NaPro leases approximately 54,000 square feet of space in Boulder, Colorado, which is used for research and development and is planned to be used for commercial-scale manufacturing upon completion of improvements and installation and validation of equipment. This facility is also used for NaPro's executive offices and warehousing of raw materials and equipment. NaPro leases an additional 5,900 square feet of space in Boulder which is used for research and development and manufacturing. NaPro leases a facility of approximately 3,400 square feet in British Columbia, Canada which was used for manufacturing until April 1998, but which is currently inactive. NaPro leases an additional 10,090 square foot facility in British Columbia, Canada, which is currently unused, and which NaPro is attempting to sublease to a third party.

As part of the downsizing announced by the Company on February 17, 1998, NaPro temporarily closed its British Columbia manufacturing facility and suspended construction of its commercial scale manufactur ing facility in Boulder. Completion of the Boulder facility will require additional financing, which the Company intends to seek at such time as NaPro anticipates sufficient product demand to warrant completion of the facility. The British Columbia manufacturing facility is currently inactive, but the Company believes this facility could be reactivated, without substantial expense, at such time as additional manufacturing capacity is required.

                                     Item 3

                                Legal Proceedings

During 1998, NaPro prevailed in an action challenging the validity of a European Patent held by BMS. BMS has appealed this decision and that appeal is currently pending. See "European Patent Litigation". NaPro is not currently engaged in any other material legal proceedings. See "Patents and Proprietary Technology".

European Patent Litigation

On May 14, 1997, BMS was issued a European patent relating to certain methods of treatment with paclitaxel. On the same day, NaPro instituted revocation proceedings in the United Kingdom against this European Patent as issued in the U.K. and a separate but related British Patent also owned by BMS.

The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to the patents, but BMS subsequently sued NaPro and Baker Norton Pharmaceuticals, Inc., a subsidiary of IVAX ("BNP") in the United Kingdom, alleging patent infringement with respect to clinical trials carried out in the United Kingdom involving paclitaxel. NaPro and BNP counter-claimed to revoke the patent as invalid. The outcome of the trial of that action, concerning EP (UK) Patent Number 0,584,001 (the "BMS Patent") (GB Patent Number 2,269,319 was surrendered by BMS), was a judgement rendered by the English High Court on October 1, 1998. The Judge held that the BMS Patent was invalid on the basis of lack of novelty and obviousness.

BMS has lodged a Notice of Appeal dated November 1998 from the High Court' decision. It is NaPro's belief that this appeal will be heard some time in 1999. In view of the minimal activity, if any, by NaPro in the United Kingdom, NaPro believes that the risk of an award of substantial damages against NaPro, in the event of an unfavorable Court of Appeal ruling, to be very low. In addition, BNP is required to indemnify NaPro for any damages (not including payment of attorneys' fees) suffered as a result of this legal action. However, litigation is an uncertain process, and an adverse result of the appeal could have a material adverse effect on NaPro.

                                     Item 4

                     Matters Submitted to Stockholders' Vote

No matters were submitted to a vote of NaPro's security holders during the quarter ended December 1998.


                                     Part II

                                     Item 5

               Market Information and Related Stockholder Matters

                               Market Information

NaPro's common stock is traded in the NASDAQ National Market under the symbol "NaPro". The following table sets forth, for the periods indicated, the high and low sale prices for the common stock.
                                      High                       Low

1998
         First Quarter              $ 2                     $   27/32
         Second Quarter               2  7/32                1   1/16
         Third Quarter                2  7/32                   31/32
         Fourth Quarter               1 29/32                     7/8

1997
         First Quarter              $14   1/2               $ 9   3/4
         Second Quarter              13   1/4                 6   1/4
         Third Quarter               11   7/8                 5   7/8
         Fourth Quarter               8   7/8                 1   3/4

Stockholders

As of December 31, 1998 there were approximately 163 common stockholders of record.

Dividends

To date, NaPro has not paid any dividends on the Common Stock. NaPro intends to retain future earnings, if any, to finance the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future, if at all.

Recent Sales of Unregistered Securities

On June 4, 1997, NaPro privately issued $10.3 million of senior convertible notes due 2000. The notes were sold to private investors. The notes are convertible into common stock at a 10% discount from the market price of the common stock during specified periods prior to the conversion. In 1998 NaPro issued 296,019 shares of common stock in payment of $295,000 interest on the notes and 2,833,587 shares of common stock on the conversion of $2,900,000 principal of the notes. As a negotiated transaction with sophisticated investors not involving any public offering, the sale of the notes, and the issuance of common stock in the payment of interest and upon conversion of the notes, was exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D thereunder.

On December 8, 1997, NaPro closed a private placement of 5,000 shares of Series C Senior Convertible Preferred Stock (the "C Preferred") for an aggregate issuance price of $5 million. The C Preferred is convertible into common stock at a 5% discount from the conversion date. In 1998 NaPro issued 986,666 shares of common stock in conversion of the C Preferred and 186,656 shares of common stock in payment of dividends on the C Preferred. As an issuance to a single sophisticated investor not involving any public offering, the sale of the C Preferred and the issuance of common stock in the payment of dividends and upon conversion of the C Preferred was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

Certain provisions of the C Preferred may limit the ability of NaPro to pay dividends on its common stock and to repurchase shares of its common stock.

                                     Item 6

                             Selected Financial Data

The selected financial data presented below for each year in the five years ended December 31, 1998, are derived from NaPro's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with the consolidated financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.



                                                                        Year Ended December 31,
                                                       1998         1997         1996         1995         1994
                                                       ----         ----         ----         ----         ----
                                                                    (In thousands, except per share data)
Statement of Operations Data:
Product Sales                                        $  4,952     $  3,814     $  3,473       $ 2,623     $ 1,002
                                                     --------     --------     --------       -------     -------

Operating Expense:
     Research, development and cost of products sold    9,973       11,769        6,837        4,325        2,707
     General and administrative                         6,458        5,992        3,712        2,309        2,044
     (Gain) loss on retirement of assets                1,899         (141)          27            1           -
     Faulding royalty                                      -            -            -            -         1,000
     Plantation cost                                       -            -            -           272        1,238
                                                 -------------------------- ------------    ---------     --------
          Total operating expense                      18,330       17,620       10,576        6,907        6,989
                                                    ---------    ----------    ---------    ---------     --------
Operating loss                                        (13,378)     (13,806)      (7,103)      (4,284)      (5,982)
Other income (expense):
     License Fee                                       11,110           -            -            -            -
     Interest income                                      550          494          651          373          188
     Interest and other expense                          (902)      (2,161)        (373)        (160)        (340)
                                                   -----------  -----------   ----------    ---------   ----------
Loss before extraordinary item                         (2,620)     (15,473)      (6,825)      (4,071)      (6,134)
Loss on early extinguishment of debt                       -             -            -           -          (512)
                                                 ---------------------------------------- -----------   ----------
Net loss                                             $ (2,620)    $(15,473)     $(6,825)     $(4,071)     $(6,646)
                                                     =========    =========     ========     ========     ========
Loss per share:
     Before extraordinary item                      $   (0.22)   $   (1.28)    $  (0.68)     $ (0.51)     $ (0.91)
     Extraordinary item                                    -            -            -            -         (0.08)
                                                 ---------------------------------------  -----------    ---------
     Net loss                                       $   (0.22)   $   (1.28)    $  (0.68)     $ (0.51)     $ (0.99)
                                                    ==========   ==========    =========     ========     ========
Weighted average shares outstanding                     14,642      12,104        9,973        7,973        6,761
                                                     =========    =========    =========     ========     ========


                                                                       Year Ended December 31,
                                                       1998          1997         1996        1995         1994
                                                       ----          ----         ----        ----         ----
                                                                             (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term securities     $  7,441     $  8,102      $14,767     $  7,800      $ 1,400
Working capital                                         7,121       (2,485)      14,224        8,453        3,169
Total assets                                           25,666       30,358       25,021       11,953        4,976
Long-term obligations, net of current maturities           80          480          751        1,618        1,273
Senior convertible debt                                 5,176           -            -            -            -
Senior convertible redeemable preferred stock           3,805        4,344           -            -            -
Minority interest                                         622        2,574        3,715        3,715           -
Accumulated deficit                                   (43,618)     (40,998)     (25,525)     (18,700)     (14,629)
Stockholders' equity                                   10,884        7,262       16,569        5,424        3,037


                                     Item 7

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of operations of NaPro. This discussion should be read in conjunction with the Financial Statements and Notes included elsewhere in this Report. Special Note:
Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Special Note Regarding Forward Looking Statements".

General

NaPro is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees. NaPro's paclitaxel is referred to herein as "NBT Paclitaxel".

NaPro has devoted its efforts primarily to the development and implementation of its propriety extraction, isolation and purification (EIP(TM)) technology for producing NBT Paclitaxel. To advance the development and commercialization of NBT Paclitaxel, NaPro entered into 20-year, exclusive agreements with each of Faulding and IVAX for the clinical development, sales, marketing and distribution of NBT Paclitaxel. NaPro is actively seeking one or more partners to replace IVAX. NaPro is currently dependent for revenue exclusively on sales of NBT Paclitaxel, on fees from licencing its technology and on amounts payable by IVAX to NaPro under the Termination Agreement.

Through December 31, 1998, NaPro's production of NBT Paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant operating losses, including operating losses of approximately $13.4 million, $13.8 million and $7.1 million for the years ended December 31, 1998, 1997 and 1996, respectively, resulting in an accumulated deficit of $43.6 million as of December 31, 1998. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research and development activities. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

NaPro believes that its ability to generate such revenue depends primarily on the ability to enter into agreements with one or more partners for the clinical development, sales, marketing and distribution of NBT Paclitaxel, to obtain regulatory approval in the U.S. or another major market for the commercial sale of NBT Paclitaxel, to obtain regulatory approval for its manufacturing facilities and to construct manufacturing facilities that produce quantities of NBT Paclitaxel sufficient to supply NaPro's current and any future strategic partners' requirements for commercial sales.

In January 1995, Faulding received approval to market NBT Paclitaxel commercially in Australia under the trade name ANZATAX(TM). The ability of Faulding to continue to market NBT Paclitaxel in Australia pursuant to Faulding's marketing approval and the success of these marketing efforts will continue to have a significant affect on NaPro's revenue and profitability.

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

In February 1998, due to the delay in receiving marketing approval for paclitaxel, NaPro underwent a restructuring to decrease overall cost, announcing the planned layoff of 53 employees resulting in a one-time charge of approximately $250,000. As part of this restructuring, NaPro discontinued operations at its British Columbia manufacturing facility and suspended construction of its commercial scale manufactur ing facility in Boulder, Colorado. Completion of the Boulder facility will require additional financing, which NaPro intends to seek at such time as NaPro anticipates sufficient product demand to warrant completion of the facility. NaPro incurred $434,000 of losses on asset retirements and $110,000 of other expense as a result of the suspended construction.

In March 1998, NaPro and IVAX entered into the Termination Agreement. Termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NBT Paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NBT Paclitaxel, in either such case in areas outside the Faulding territory. However, the termination of the IVAX Agreement currently leaves NaPro without such a partner, and there can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NBT Paclitaxel in these areas, or that NaPro or such a partner, if found, will be able to secure regulatory approval or effectively market NBT Paclitaxel. NaPro's future growth and profitability will depend on the success of NaPro's strategic partners in fostering acceptance in the oncology market for NBT Paclitaxel as a preferred form of chemotherapy to be used alone or in combination with other chemotherapeutic agents. Failure to find such a strategic partner could have a material adverse effect on NaPro.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997 Sales. 1998 sales were $5 million, up $1.2 million from 1997. Sales to IVAX for 1998 were $2.7 million, up $400,000 from 1997. Sales to IVAX, as a result of the Termination Agreement, are expected to end in the second 1999 quarter. Future product sales in territory outside that covered by NaPro's agreement with Faulding (the "Faulding Agreement") may be dependent upon the ability of NaPro to secure new agreements supporting the development and marketing of NBT Paclitaxel within that territory. Sales other than to IVAX for 1998 were $2.2 million, up $700,000 from 1997. The increase was due primarily to the timing of product shipments and to inventory fluctuations of NaPro's strategic partners. Sales may vary significantly depending on a number of factors, including the timing and size of any clinical trials, NaPro's obtaining one or more partners to replace IVAX, changes in demand, the level of inventory carried and changes in approved markets. This variability will continue until stable commercial demand has been established for the product in one of NaPro's principal markets.

Research, Development and Cost of Products Sold. Research and development expense and cost of products sold for 1998 was $10 million, down by $1.8 million from 1997. The decrease resulted primarily from the benefits of the February 1998 restructuring, a decrease in the level of process development and research, and lower production cost. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included within NaPro's research and development expense.

General and Administrative Expense. General and administrative expense for 1998 was $6.5 million, up $500,000 from 1997. The increase is attributable primarily to increases of $700,000 in legal expense related to European litigation and $200,000 of consulting expense primarily related to the IVAX Termination Agreement, partially offset by a reduction in recruiting and relocation expense.

Interest Income. Interest income for 1998 was $600,000, up $100,000 from 1997. The increase is attributable to overall higher interest rates realized on interest bearing investments. See "Liquidity and Capital Resources".

Interest and Other Expense. Interest and other expense for 1998 was $900,000, down $1.3 million from 1997. The decrease is primarily attributable to the non-recurrence of the $1.1 million 1997 expense related to the amortization of original issue discount on the senior convertible debt, to decreased interest on the senior convertible debt and to decreased borrowing on equipment financing. See "Liquidity and Capital Resources".

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 Sales. Sales for 1997 were $3.8 million, up $300,000 from 1996. Sales to IVAX for 1997 were $2.3 million, up $1.7 million from 1996. Sales other than to IVAX for 1997 were $1.5 million, down $1.3 million from 1996. The increase in total sales was due primarily to the timing of product shipments and to inventory fluctuations of NaPro's strategic partners.

Research, Development and Cost of Products Sold. Research and development expense and cost of products sold for 1997 was $11.8 million, up $4.9 million from 1996. The increase resulted primarily from expansion of NaPro's development and research operations in anticipation of possible approval of the NDA filed by IVAX with the FDA.

General and Administrative Expense. General and administrative expense for 1997 was $5.9 million, an increase of $2.2 million from 1996. The increase is attributable primarily to increases of $1.1 million in administrative and support staff, $500,000 in legal cost, $100,000 of occupancy cost, and $400,000 in consulting and outside service expense.

Interest Income. Interest income for 1997 was $500,000, a decrease of $200,000 from 1996. The decrease is attributable to smaller free cash balances available for investment. See "Liquidity and Capital Resources".

Interest and Other Expense. Interest and other expense for 1997 was $2.2 million, up $1.8 million from 1996. Approximately $1.1 million of the 1997 expense related to the amortization of original issue discount, a non-recurring charge, on the senior convertible debt. The remainder of the increase is attributable to interest on the senior convertible debt and increased borrowing on equipment financing. See "Liquidity and Capital Resources".

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. As of December 31, 1998, NaPro had a working capital balance of $7.1 million. This compared to a negative working capital balance of ($2.5) million as of December 31, 1997, and reflects the 1997 classification as a current liability of $8.1 million of NaPro's senior convertible notes, which are due in 2000 but which were redeemable by the holders during the early part of 1998 under certain conditions. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approxi mately $27.8 million, on the exercise of warrants and options of $5.7 million, on net borrowings of $12 million, and on loans and advances from its stockholders and strategic partners.

NaPro's existing capital and projected 1999 sales are expected to provide adequate capital to fund its 1999 necessary operations and capital expenditures. Pharmaceutical development is, however, a costly and time consuming process. NaPro is actively pursuing partners to assist in the development and marketing of its products, and may seek other forms of long-term financing should such financing become available on acceptable terms.

In June 1997 NaPro privately placed $10.3 million of senior convertible notes. The notes mature in June 2000 and bear an interest rate of 5%. Interest on the notes is payable in cash or in common stock at NaPro's option. The notes are convertible into common stock at a 10% discount from the lowest market price of the common stock during specified periods prior to the conversion. If not converted, upon maturity, the notes will be exchanged for 13.75% 5-year debentures. In 1998 NaPro issued 2,833,587 shares of common stock in conversion of $2,900,000 principal of the notes, and 296,019 shares of common stock in payment of $295,000 interest on the notes.

In January and March, 1998 and January and March, 1999 the notes were amended (see below). In 1998 NaPro redeemed $647,000 in note principal and paid $53,000 premium and interest in connection with the redemption. In January 1999 NaPro redeemed $633,000 in note principal and paid $162,000 premium and interest in connection with the redemption. NaPro anticipates that it may elect to pay off all or part of the notes during 1999.

In December 1997, NaPro closed a private placement of 5,000 shares of Series C Senior Convertible Preferred Stock (the "C Preferred") for an aggregate issuance price of $5 million. The C Preferred accrues dividends at 5% per year payable in common stock or cash at NaPro's option. The C Preferred is convertible into common stock at a 5% discount from the market price during specified periods prior to the conversion date. In December 2000, NaPro may force the conversion of any remaining shares at the conversion price in effect as of December 8, 2000.

In January and March, 1998 and January and March, 1999, NaPro entered into amendments (the "Amendments") with the C Preferred investor and the holders of the senior convertible notes (together the "Investors"). The parties agreed to:
(a) limit the number of shares which could be converted in the event the stock price is below $4.00 per share to no more than 450,000 shares per month through May 14, 1999 and (b) partially remove the ability of the Investors to force NaPro to redeem any portion of the securities for cash. In the event there is an unconverted amount of securities on May 15, 1999, such amount will be convertible under the original terms of the agreements. At any time, NaPro, at its option, may redeem all or part of the securities, with 5 days written notice, for amounts ranging from 130% to 140% of the outstanding principal and accrued dividends and interest.

In 1998 NaPro issued 986,666 shares of common stock in conversion of the C Preferred and 186,656 shares of common stock in payment of dividends on the C Preferred.

In June 1993, NaPro entered into an initial 20 year exclusive agreement with IVAX to develop and market paclitaxel in the United States, Europe, and other parts of the world (the "IVAX Agreement"). NaPro and IVAX terminated the IVAX Agreement on March 20, 1998. Under terms of the termination agreement, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's patents (the "Patent") in the United States, Europe and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered. In April, 1998, IVAX returned approximately 1.1 million shares of NaPro common stock. In addition, upon the issuance of the Patent in various countries, IVAX made additional payments of $6.4 million. NaPro will continue to manufacture a fixed amount of paclitaxel for delivery to IVAX periodically during the first half of 1999. In 1998 NaPro received $680,000 of the $2 million escrow. NaPro expects to receive the remaining $1,320,000 in the first half of 1999.

Working Capital and Cash Flow Cash and cash equivalents decreased $900,000 to $7.2 million for the year ended December 31, 1998 from $8.1 million at December 31, 1997. Net cash provided by 1998 operations of $2.1 million was offset by investing activity of $1.6 million and by financing activity of $1.4 million.

Inventory remained at $4.3 million at December 31, 1998 from December 31, 1997. The amount of work-in-progress inventory and finished goods inventory is dependent on a number of factors, including the shipping requirements of NaPro's strategic partners and NaPro's production planning for meeting those needs. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures NaPro expended $500,000 during 1998 for capital projects. These expenditures primarily included plantation cost, work on manufacturing facilities in Boulder, and improvements to NaPro's laboratories.

Since the FDA's determination that NBT Paclitaxel could not be marketed in the U.S. for Kaposi's Sarcoma during BMS's period of exclusivity under the Orphan Drug Act, NaPro has significantly reduced the scope of its operations and has reduced or delayed capital expenditures. NaPro is seeking a new strategic partner or partners to replace IVAX. The nature of NaPro's relationship with its strategic partners may significantly change its planned capital expenditures.

The amount and timing of future capital expenditures will depend upon numerous factors, including the establishment of additional strategic relationships, the progress of NaPro's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in or terminations of existing strategic relationships and the cost of manufacturing scale-up. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Net Operating Loss Carryforwards As of December 31, 1998, NaPro had net operating loss carry forwards for income tax purposes of approximately $34 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred in September 1993. As a result, NaPro will be subject to an annual limitation on the use of its net operating losses incurred prior to that date. This limitation only affects net operating losses incurred up to the ownership change and does not reduce the total amount of net operating loss which may be taken, but rather limits the amount which may be used during a particular year. Therefore, in the event NaPro achieves profitability, such limitation would have the effect of increasing NaPro's tax liability and reducing the net income and available cash resources of NaPro if the taxable income during a year exceeded the allowable loss carried forward to that year.

Year 2000 Issue Until recently many computer programs used only the last two digits to refer to a year. Such programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. This matter is commonly referred to as the Year 2000 issue or Y2K.

Two years ago NaPro implemented an assessment of its systems and other assets which could be subject to Y2K. NaPro has completed the assessment of its primary systems and has brought all but one of the systems into Y2K compliance. A compliant upgrade currently exists for the noncompliant system, which will be brought into compliance no later than June 1999.

NaPro is assessing its secondary systems and other assets, including microprocessor-controlled equipment, and expects to complete that assessment no later than August 1999. The potential for significant interruption from secondary systems exists, although NaPro believes that the likelihood of interruption caused by Y2K failures in secondary systems is small.

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

Special Note Regarding Forward-looking Statements

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws, including the Reform Act. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining strategic partners; the availability of patent and other protection for its intellectual property; the completion of clinical trials and regulatory filings; the prospects for and timing of regulatory approvals; the need for and availability of additional capital; the amount and timing of capital expenditures; timing of product introductions and revenue; the availability of raw materials; prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NaPro, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: adverse economic and general business conditions; competition from BMS and other existing and new producers of paclitaxel and other drugs; technological advances in cancer treatment and drug development;

the ability to obtain rights to technology; the ability to obtain and enforce patents; the ability to obtain raw materials and commercialize manufacturing processes; the effectiveness of NBT Paclitaxel and other pharmaceuticals developed by NaPro in treating disease; the results of clinical studies; the results of research and development activities; the business abilities and judgment of NaPro's management and other personnel; the availability of qualified personnel generally; changes in and compliance with governmental regulations; the effect of capital market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies; the ability of Faulding to perform its obligations under its existing agreement with NaPro; the effect on NaPro's revenue, cash flow and earnings from foreign exchange rate fluctuations; the ability of NaPro to establish relationships with capable strategic partners to develop and market NBT Paclitaxel in the territories not covered by the Faulding Agreement, and other factors referenced in this Report.

                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk.

During 1998 all of NaPro's revenue resulted from sales of NBT Paclitaxel to Faulding and IVAX. NaPro anticipates that the final shipment of NBT Paclitaxel required by the Termination Agreement will be made to IVAX during the first half of 1999. Following this final delivery to IVAX, and in the absence of sales to another strategic partner, sales of NBT Paclitaxel to Faulding will constitute all or substantially all of NaPro's revenue for the foreseeable future.

Faulding purchases NBT Paclitaxel from NaPro at a price which varies in proportion to the price at which Faulding sells NBT Paclitaxel. Under the Faulding Agreement, NaPro is paid a fixed sum for NBT Paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's sales price for NBT Paclitaxel supplied for commercial use. In March of each year, Faulding estimates the sales price it will receive for NBT Paclitaxel in the upcoming year, and, based upon that estimate, NaPro determines the price it will charge Faulding for NBT Paclitaxel (the "Unadjusted Price"). NaPro recognizes the corresponding revenue at the time of shipment of NBT Paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. However, Faulding may or may not use the product in accordance with the original use stated on its purchase orders. Additionally, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro on its purchase orders. On or about May 31, 1999, Faulding will communicate to NaPro the final amount and type of sales made during the period beginning on April 1, 1998 and ending on March 31, 1999, and an adjustment will be calculated, which may either increase or decrease NaPro's revenue from sales of products to Faulding during this period.

Faulding's sales are made in the currencies of each of the countries in which it sells NBT Paclitaxel. As a result, NaPro's revenue from sales is affected by fluctuations in the value of these various foreign currencies relative to the United States dollar. Faulding's largest single market is Australia, accounting for approximately 38% of Faulding's commercial sales during the period beginning March 31, 1997 and ending March 31, 1998. During the same period, fluctuations in various currencies, especially the Australian dollar, were a major factor in reducing the Unadjusted Price by 15%. If changes in foreign currency markets continue to cause a decrease in the price per gram NaPro receives from Faulding, there could be a material adverse effect on NaPro's earnings and cash flow. For example, during the period beginning March 31, 1997 and ending March 31, 1998, NaPro's revenue attributable to sales of NBT Paclitaxel to be resold commercially by Faulding totaled $1,670,000. Had there been additional negative pressure on the relevant exchange rates such that the Unadjusted Price had been reduced by 30% (instead of 15%) NaPro's earnings would have been reduced by approximately $589,000 and NaPro would have experienced materially reduced cash flow. However, while Faulding will continue to have a significant impact on NaPro's revenue, NaPro's continuation of operations is dependent upon sources other than revenue from Faulding. NaPro anticipates that its operations will be dependent upon equity funding and borrowing until such time, if ever, as NaPro secures one or more partnerships for the territories outside the Faulding Agreement and secures regulator approval and begins sales in a major market. There can be no assurance, however, that NaPro will be able to raise such equity financing and/or find a strategic partner or that such a partner, if found, will be able to secure regulatory approval or effectively market NaPro's products.

Certain statements set forth in Item 7A constitute "forward-looking  statements"
within  the   meaning  of  the  Reform  Act.   See   "Special   Note   Regarding
Forward-looking Statements".

                                     Item 8

                   Financial Statements and Supplementary Data

The information required by this item begins at Page F-1.


                                     Item 9

                  Changes in and Disagreements with Accountants

None


                                    Part III

                                     Item 10

                        Directors and Executive Officers

The information concerning NaPro's directors and executive officers is incorporated by reference to the section entitled "Election of Directors" in NaPro's definitive Proxy Statement with respect to NaPro's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

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

Financial Statements

The Financial Statement Index is on Page F-1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.

Exhibits and Reports on Form 8-K

NaPro filed a Current Report on Form 8-K dated January 7, 1999 reporting an agreement between NaPro and the holders of the Convertible Notes and Convertible Preferred Stock amending the terms of such securities, and a Current Report on Form 8-K dated January 22, 1999 reporting a letter agreement between NaPro and holders of warrants originally issued to the underwriter of the Company's initial public offering which amended the terms of such warrants and reflecting corresponding changes in information to be included in a prospectus related to the resale of shares issuable upon exercise of such warrants.




Exhibit
Number            Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996(1)
3.2 Certificate of Amendment dated September 29, 1998 to the Amended and Restated Certificate of Incorporation of the Company
3.3      Certificate of Designation for Convertible Preferred Stock,
         Series A (1)
3.4 Certificate of Designation for Series B Junior Participating Preferred Stock (2)
3.5      Certificate of Designation of Series C Senior Convertible Preferred
         Stock (3)
3.6      Bylaws of the Company (4)
4.1      Common Stock Certificate (4)
4.2      Underwriter's Warrant Agreement (4)
4.3      Warrant Agreement (4)
4.4      Warrant Certificate (4)
4.5 Rights Agreement dated as of November 8, 1996 between the Company and American Stock Transfer and Trust Company, as Rights Agent (5)

4.6 The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.5.
10.1*    Company's 1993 Stock Option Plan (4)
10.2*    Company's 1994 Long-Term Performance Incentive Plan, as amended May 28,
         1998
10.3 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Arthur D. Harrison (4)
10.4 Stock Purchase Warrant dated as of June 7, 1993 between the Company and D&N Holding Company (4)
10.5 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Kirkland & Ellis (4)
10.6 Stock Purchase Warrant dated as of December 15, 1992 between the Company and Kirkland & Ellis (4)
10.7* Employment Agreement effective October 5, 1998 between NaPro and Leonard P. Shaykin (6) 10.8* Employment Agreement effective October 5, 1998 between NaPro and Sterling K. Ainsworth (6)
10.9* Employment Agreement effective October 5, 1998 between NaPro and Patricia A. Pilia (6)
10.10* Employment Agreement effective October 5, 1998 between NaPro and Gordon Link (6)
10.11*   Employment Agreement effective October 5, 1998 between NaPro and David
         L. Denny (6)
10.12* Employment Agreement effective October 5, 1998 between NaPro and William D. Fairbairn (6)
10.13*   Employment Agreement effective October 5, 1998 between NaPro and James
         D. McChesney (6)
10.14*   Company's Stock Option Agreement with Sterling K. Ainsworth (4)
10.15*   Company's Stock Option Agreement with Patricia A. Pilia (4)
10.16 Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific BioTechnologies Inc. (4)
10.17 Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd. (4)
10.18 Amendment No. 1 To Amended and Restated Master Agreement dated January 19, 1994, executed as of March 23, 1995 (7)
10.19    Agreement dated as of June 7, 1993 between the Company and Baker
         Norton Pharmaceuticals, Inc. (4)
10.20 Lease dated February 28, 1995 between the Company and the Mutual Life of Canada (1)
10.21 Subscription Agreement and Investment Letter between the Company and NaPro BioTherapeutics (Canada), Inc. (1)
10.22 Put/Call Agreement dated July 12, 1995 between the Company and the Purchasers of Series A Preferred Shares of NaPro BioTherapeutics (Canada) Inc. (1)
10.23    Side Letter dated July 21, 1995 to Put/Call Agreement (1)
10.24 Lease between the Company and Gunbarrel Facility L.L.C. dated October 16, 1995 (8)
10.25 First Amendment to Lease November 27, 1995, between the Company and Gunbarrel Facility L.L.C. (8)
10.26 Agreement between the Company and Pacific BioTechnologies Inc. dated March 29, 1996 (8)
10.27 Culture Agreement dated March 1, 1996 between Zelenka Nursery, Inc. ("Zelenka") and the Company (9)
10.28 Agreement for Sale, Harvest and Storage of Nursery Stock dated May 1, 1996 between Zelenka and the Company (9)
10.29 Culture Agreement dated as of March 1, 1997 between Zelenka and the Company (10)
10.30 Lease Agreement dated as of March 1, 1997 between Zelenka and the Company (10)
10.31 Agreement for Sale, Harvest and Storage of Nursery Stock dated as of March 1, 1997 between Zelenka and the Company (10)
10.32    Form of Note Purchase Agreement, dated as of June 4, 1997 between
         NaPro and each of the Selling Stockholders (11)
10.33    Form of 5% Senior Convertible Note (11)
10.34    Form of Common Stock Purchase Warrant (11)

10.35 Pledge and Security Agreement dated as of June 4, 1997 between NaPro and First Trust of New York, National Association, as Collateral Agent
          (11)
10.36 Subscription Agreement between the Company and Advantage Fund II, Ltd., as to Series C Senior Convertible Preferred Stock (3)
10.37 Common Stock Purchase Warrant between the Company and Advantage Fund II, Ltd. (3)
10.38 Amendment Agreement, dated as of January 28, 1998, by and among the Company and the noteholders' named therein (12)
10.39 Amendment Agreement, dated as of January 28, 1998, by and among the Company and Advan tage Fund II, Ltd. (12)
10.40 Letter Agreement, dated as of March 20, 1998, by and among the Company and the noteholders named therein (13)
10.41 Letter Agreement, dated as of March 31, 1998, by and among the Company and Advantage Fund II, Ltd. (13)
10.42 Letter Agreement, dated as of January 7, 1999, by and among the Company and the noteholders named therein (14)
10.43 Letter Agreement, dated as of January 7, 1999, by and among the Company and Advantage Fund II, Ltd. (14)
10.44 Letter Agreement, dated as of March 24, 1999, by and among the Company and the noteholders named therein
10.45 Letter Agreement, dated as of March 24, 1999, by and among the Company and Advantage Fund II, Ltd.
10.46 Termination Agreement dated as of March 20, 1998 among the Company, IVAX Baker Norton Pharmaceuticals, Inc. ("BNP") and D&N Holding Corporation ("D&N") (15)
10.47 Escrow Agreement dated as of March 24, 1998 by and between the Company, BNP and U.S. Bank National Association d/b/a Colorado National Bank (15)
10.48 Letter Agreement, dated March 20, 1998, by and between the Company, Leonard P. Shaykin and D&N (15)
10.49     NaPro Release dated as of March 20, 1998 (15)
10.50     IVAX, BNP and D&N Release dated as of March 20, 1998 (15)
21.1      List of Subsidiaries (16)
23.1      Consent of Ernst & Young LLP
24.1      Powers of Attorney
27.1      Financial Data Schedule
--------------------------------------------------------------
*A management compensation plan.

(1) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 1995 (File No. 0-24320).
(2) Incorporated herein by reference from the Company's November 8, 1996 Current Report Form 8-K (File No. 0-24320).
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed on December 16, 1997 (File No. 333-42419).
(4) Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
(5) Incorporated herein by reference to the Registration Statement of the Company on Form 8-A, filed with the Commission on November 26, 1996 (File No. 0-24320).

(6) Incorporated herein by reference to the Company's Quarter Report on Form 10-Q for the period ending September 30, 1998 (File No. 0-24320).
(7) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24320).
(8) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).
(9) Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051).
(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24320).
(11) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997 (File No. 0-24320).
(12) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated January 28, 1998 (File No. 0-24320).
(13) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 20, 1998 (File No. 0-243201).
(14) Incorporated herein by reference to the Company's Current Report on Form 8-K dated January 7, 1999. (File No.. 0-243201)
(15) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated March 20, 1998 (File No.0-24320).
(16) Incorporated herein by reference from the Registration Statement of the Company on Form S-1, filed with the Commission on May 20, 1996 (File No. 33-78016).

Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this report to be signed on its behalf.

NAPRO BIOTHERAPEUTICS, INC.

/s/ Sterling K. Ainsworth
Sterling K. Ainsworth, Ph.D.
President, Chief                        March 30, 1999
Executive Officer; Director

Pursuant to the Exchange Act, this report has been signed on behalf of NaPro and in the capacities indicated.


                *                              Chairman of the Board of                             March 30, 1999
---------------------------------------
Leonard P. Shaykin                             Directors

/s/ Sterling K. Ainsworth                      President, Chief                                     March 30, 1999
-------------------------
Sterling K. Ainsworth, Ph.D.                   Executive Officer; Director

/s/ Gordon H. Link, Jr.                        Vice President, Chief                                March 30, 1999
-----------------------
Gordon H. Link, Jr                             Financial Officer
                                               (Principal Financial Officer)

/s/ Robert L. Poley                            Controller                                           March 30, 1999
-------------------
Robert L. Poley                                (Principal Accounting Officer)

               *                               Director                                             March 30, 1999
------------------------------------
Arthur H. Hayes, Jr., M.D.

               *                               Director                                             March 30, 1999
------------------------------------
Mark B. Hacken

               *                               Director                                             March 30, 1999
------------------------------------
Stanley Knowlton

/s/ Patricia A. Pilia                          Director                                             March 30, 1999
------------------------------------
Patricia A. Pilia, Ph.D.

               *                               Director                                             March 29, 1999
------------------------------------
Seth Rudnick, M.D.

*By:/s/ Gordon H. Link, Jr.
  Gordon H. Link, Jr., Attorney in Fact

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                              Financial Statements


                  Years ended December 31, 1998, 1997 and 1996



Index to Financial Statements

Report of Independent Auditors...........................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet...............................................F-3
Consolidated Statement of Operations.....................................F-5
Consolidated Statement of Stockholders' Equity...........................F-6
Consolidated Statement of Cash Flow......................................F-9
Notes to Consolidated Financial Statements ............................. F-11

                         Report of Independent Auditors


The Board of Directors and Stockholders
NaPro BioTherapeutics, Inc.

We have audited the accompanying consolidated balance sheet of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ERNST & YOUNG LLP
Denver, Colorado
March 24, 1999



                  NaPro BioTherapeutics, Inc. and Subsidiaries

                           Consolidated Balance Sheet



                                                                                        December 31,
                                                                               1998                   1997

Assets

Current assets:
       Cash and cash equivalents                                             $ 7,244,000           $ 8,102,000
       Securities available for sale                                             197,000                   -
       Restricted cash                                                         1,320,000                   -
       Accounts receivable                                                       403,000             1,508,000
       Inventory:
              Raw materials                                                      151,000               412,000
              Work-in-process                                                    930,000             1,408,000
              Finished goods                                                   1,632,000             1,302,000
                                                                            ------------           -----------
                                                                               2,713,000             3,122,000
       Prepaid expense and other                                                 343,000               481,000
                                                                           -------------          ------------
Total current assets                                                          12,220,000            13,213,000

Property and equipment, at cost:
       Plantation cost                                                         4,234,000             4,201,000
       Laboratory equipment                                                    2,948,000             3,874,000
       Leasehold improvements                                                  4,478,000             4,478,000
       Office equipment and other                                                664,000               673,000
       Construction in progress                                                3,912,000             4,883,000
                                                                           -------------          ------------
                                                                              16,236,000            18,109,000
       Accumulated depreciation                                                4,678,000             2,922,000
                                                                           -------------          ------------
Property and equipment, net                                                   11,558,000            15,187,000

Restricted cash                                                                      -                 246,000
Inventory:
       Raw materials                                                             833,000               347,000
       Work-in-process                                                           738,000               288,000
       Finished goods                                                                -                 541,000
                                                                      ------------------         -------------
                                                                               1,571,000             1,176,000
Other assets        317,000                                                      536,000
              -------------                                                -------------
Total assets  $25,666,000                                                    $30,358,000
              ===========                                                    ===========




                  NaPro BioTherapeutics, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                                                                        December 31,
                                                                                1998                  1997
Liabilities and stockholders' equity Current liabilities:

       Accounts payable                                                    $  1,317,000          $  4,361,000
       Accrued payroll and payroll taxes                                        451,000               570,000
       Notes payable--current (Note 3)                                          421,000               743,000
       Senior convertible debt (Note 4)                                             -               8,134,000
       Deferred revenue                                                       2,910,000             1,890,000
                                                                           -------------         -------------
Total current liabilities                                                     5,099,000            15,698,000

Notes payable--long term (Note 3)                                                80,000               480,000

Senior convertible debt (Note 4)                                              5,176,000                   -

Commitments and contingencies (Note 9)

Minority interest  (Note 7)                                                     622,000             2,574,000

Senior convertible redeemable preferred stock,
       Series C (Note 5)                                                      3,805,000            4,344,000

Stockholders' equity (Note 7):
       Preferred stock,$.001 par value:
              Authorized shares--2,000,000
       Nonvoting common stock, convertible on disposition
              into voting common stock, $.0075 par value:
              Authorized shares--1,000,000
              Issued and outstanding shares--395,000
              in 1998 and 1997                                                    3,000                 3,000
       Common stock, $.0075 par value:
              Authorized shares--30,000,000 in 1998
              and 19,000,000 in 1997
              Issued shares--17,902,407 in 1998;
              13,134,021 in 1997                                                134,000                98,000
       Additional paid-in capital                                            58,045,000            50,833,000
       Deficit                                                              (43,618,000)          (40,998,000)
       Treasury stock--1,114,525 shares in 1998;
              218,838 shares in 1997                                        ( 3,680,000)           (2,674,000)
                                                                           -------------         -------------
Total stockholders' equity                                                   10,884,000             7,262,000
                                                                           -------------         -------------
Total liabilities and stockholders' equity                                  $25,666,000           $30,358,000
                                                                            ============          ============


See accompanying notes.



                  NaPro BioTherapeutics, Inc. and Subsidiaries

                      Consolidated Statement of Operations


                                                                       Year Ended December 31,
                                                         1998                    1997                     1996
                                                         ----                    ----                     ----

Product sales                                        $  4,952,000            $  3,814,000             $  3,473,000
                                                     -------------           -------------            ------------

Expense:
       Research, development and cost of
              products sold                             9,973,000              11,769,000                6,837,000
       General and administrative                       6,458,000               5,992,000                3,712,000
       (Gain) loss on retirement of assets              1,899,000                (141,000)                  27,000
                                                    --------------          --------------          ---------------
                                                       18,330,000              17,620,000               10,576,000
                                                     -------------           -------------            -------------
       Operating loss                                 (13,378,000)            (13,806,000)              (7,103,000)

Other income (expense):
       License fee                                     11,110,000                     -                        -
       Interest income                                    550,000                 494,000                  651,000
       Interest expense                                  (902,000)             (2,161,000)                (373,000)
                                                    --------------          --------------            -------------
Net loss                                             $ (2,620,000)           $(15,473,000)             $(6,825,000)
                                                     =============           =============             ============

Basic and diluted net loss per share              $         (0.22)       $          (1.28)          $        (0.68)
                                                  ================       =================          ===============

Weighted average shares outstanding                    14,641,769              12,104,395                9,973,325
                                                    ==============         ===============            =============

See accompanying notes.



                  NaPro BioTherapeutics, Inc. and Subsidiaries

                       Consolidated Statement of Cash Flow


                                                                                Year Ended December 31,
                                                                        1998             1997             1996
                                                                        ----             ----             ----

Operating activity

Net loss $( 2,620,000)                                             $(15,473,000)    $ (6,825,000)
Adjustments to reconcile net loss
     to net cash provided (used) by operating activity:
     Depreciation                                                     1,732,000        1,686,000           635,000
     Accretion of debt issue cost, warrant
         allocation and conversion rights allocation                    429,000        1,447,000            34,000
     Compensation paid with common stock,
         options and warrants                                           666,000          216,000            37,000
     Interest expense paid with common stock                            295,000          344,000                -
     (Gain)/loss on retirement of assets                              1,896,000         (116,000)           28,000
     Changes in operating assets and liabilities:
         Accounts receivable                                          1,104,000         (846,000)         (336,000)
         Inventory                                                      254,000       (2,017,000)       (1,069,000)
         Prepaid expenses and other assets                              358,000         (138,000)         (235,000)
         Accounts payable                                            (2,884,000)       2,598,000         1,100,000
         Accrued liabilities                                            (95,000)          91,000           181,000
         Deferred revenue                                             1,020,000        1,854,000           (16,000)
                                                                   -------------    -------------    --------------
     Net cash provided (used) by operating activity                   2,155,000      (10,354,000)       (6,466,000)
Investing activity
     Additions to property and equipment                               (474,000)     (11,634,000)       (4,894,000)
     Proceeds from sale of property and equipment                       105,000          939,000                -
     Purchase of securities held for sale                                    -                -         (3,439,000)
     Purchase of securities held to maturity                                 -        (4,227,000)       (2,462,000)
     Proceeds from securities available for sale                             -         2,650,000           750,000
     Proceeds from securities held to maturity                               -         6,876,000           167,000
     Transfer of restricted cash                                     (1,271,000)          81,000           124,000
                                                                   -------------    -------------     -------------
     Net cash used by investing activity                             (1,640,000)      (5,315,000)       (9,754,000)
Financing activity
     Proceeds from notes payable, net of issuance cost                  188,000       10,197,000         1,349,000
     Payments on notes payable                                       (1,556,000)      (1,959,000)         (555,000)
     Payment for compensation due officers                                   -                -           (169,000)
     Preferred stock dividend                                           (51,000)              -                 -
     Proceeds from sale of common and preferred
         stock and exercise of common stock
         warrants and options                                            46,000        6,262,000        19,906,000
     Offering cost of common and preferred stock                             -          (260,000)       (1,913,000)
                                                               -----------------     ------------      ------------
     Net cash provided (used) by financing activity                  (1,373,000)      14,240,000        18,618,000
                                                                    ------------      -----------      ------------
Net (decrease) increase in cash and cash equivalents                   (858,000)      (1,429,000)        2,398,000
Cash and cash equivalents at beginning of year                        8,102,000        9,531,000         7,133,000
                                                                    ------------     ------------      ------------
Cash and cash equivalents at end of year                            $ 7,244,000      $ 8,102,000       $ 9,531,000

                                                                    ============     ============      ============


                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                        Consolidated Statement of Stockholders' Equity

                                         Years Ended December 31, 1996, 1997 and 1998




                                                          Nonvoting                     Number       Additional
                                                            Common       Common      of Common        Paid-in      Unearned
                                                            Stock        Stock     Shares Issued      Capital     Compensation
                                                            ------      --------    ----------     ------------    ----------
Balance as of December 31, 1995                             $ 3,000     $ 64,000     8,525,265     $ 26,675,000    $ (9,000)
Exercise of warrants for 200,000
  shares of nonvoting common stock                            1,000         -             -             999,000        -
Exercise of 21,418 stock options at prices
  ranging from $ .75 per share to $6.57                        -            -           21,418           66,000        -
  per share
Exercise of warrants for 1,640,389 shares of
  common stock at prices ranging from $5.00
  per share to $9.37 per share net of offering                 -          12,000     1,640,389        3,129,000        -
  cost of $ 37,000
Issuance of 1,790,000 shares of common stock at
  $8.75 per share net of offering cost of                      -          13,000     1,790,000       13,773,000        -
  $1,876,000

Contribution of 4,017 shares of common stock
  at $7.00 per share to retirement plan                        -            -            4,017           28,000        -
Interest receivable on officers' notes                         -            -             -                -           -
Amortization of unearned compensation                          -            -             -                -          9,000
Conversion of 5,000 shares of nonvoting
  common stock to 5,000 shares of common                       -            -            5,000             -           -
  stock
Net loss                                                       -            -             -                -           -
Balance as of December 31, 1996                               4,000       89,000    11,986,089       44,670,000        -
Conversion of 200,000 shares non-voting
  common stock to 200,000 shares of common                   (1,000)       1,000       200,000             -           -
   stock
Interest receivable on officers' notes                         -            -             -                -           -
Repurchase of 74,550 shares treasury
  stock at $13.275 in exchange
  for cancellation of indebtedness                             -            -             -                -           -
Issuance of 4,268 restricted shares
  of common stock for compensation                             -            -            4,268           40,000        -
Exercise of employee stock options for
  2,466 shares of common stock at $2.40                        -            -            2,466            6,000        -
  per share

                                                         Notes
                                                        Receivable
                                                         From                              Treasury
                                                       Stockholders          Deficit        Stock            Total
                                                        ----------        -------------   ------------    -----------
Balance as of December 31, 1995                         $ (925,000)       $ (18,700,000)  $ (1,684,000)   $ 5,424,000
Exercise of warrants for 200,000
  shares of nonvoting common stock                            -                    -              -         1,000,000
Exercise of 21,418 stock options at prices
  ranging from $ .75 per share to $6.57                       -                    -              -            66,000
  per share
Exercise of warrants for 1,640,389 shares of
  common stock at prices ranging from $5.00
  per share to $9.37 per share net of offering                -                    -              -         3,141,000
  cost of $ 37,000
Issuance of 1,790,000 shares of common stock at
  $8.75 per share net of offering cost of                     -                    -              -        13,786,000
  $1,876,000

Contribution of 4,017 shares of common stock
  at $7.00 per share to retirement plan                       -                    -              -            28,000
Interest receivable on officers' notes                     (60,000)                -              -           (60,000)
Amortization of unearned compensation                   -                          -              -             9,000
Conversion of 5,000 shares of nonvoting
  common stock to 5,000 shares of common                      -                    -              -              -
  stock
Net loss                                                      -              (6,825,000)          -        (6,825,000)
Balance as of December 31, 1996                           (985,000)         (25,525,000)    (1,684,000)    16,569,000
Conversion of 200,000 shares non-voting
  common stock to 200,000 shares of common                    -                    -              -              -
   stock
Interest receivable on officers' notes                      (5,000)                -              -            (5,000)
Repurchase of 74,550 shares treasury
  stock at $13.275 in exchange
  for cancellation of indebtedness                         990,000                 -          (990,000)          -
Issuance of 4,268 restricted shares
  of common stock for compensation                             -                   -              -            40,000
Exercise of employee stock options for
  2,466 shares of common stock at $2.40                        -                   -              -             6,000
  per share




                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                        Consolidated Statement of Stockholders' Equity

                                         Years Ended December 31, 1996, 1997 and 1998



                                                      Nonvoting                     Number        Additional
                                                        Common        Common      of Common        Paid-in         Unearned
                                                        Stock         Stock     Shares Issued      Capital       Compensation

                                                     ------------  ------------ -------------- ---------------- ---------------

Exercises of warrants for 62,326 shares of common
  stock at prices ranging from $1.125 to $7.50         -               1,000         62,326          256,000        -
  per share
Convertible debt allocation to conversion
  rights and warrant for 323,700 shares                -                -              -           1,773,000        -
Exercise of warrants for 200,000 shares of common
  stock at $5.00 per share                             -               2,000        200,000          998,000        -
Issuance of 47,482 shares of common stock in
  payment for interest on debt at prices
  ranging from $5.78 to $8.375                         -                -            47,482          344,000        -
Conversion of 125,000 shares of preferred stock
  into 125,000 shares of common stock and
  exchange of 140,920 shares of subsidiary's
  preferred stock for 140,920 shares of common stock   -               2,000        265,920        1,139,000        -
Conversion of senior convertible note to 344,906
  shares of common stock at prices ranging from
  $2.50 to $5.78 per share                             -               3,000        344,906          996,000        -
Issuance of option grant to purchase 49,785 shares of
  common stock at $7.25 per share in exchange for
  consulting  services                                 -                -              -              20,000        -
Convertible preferred stock allocation to conversion
  rights and warrant for 175,000 shares                -                -              -             459,000        -
Contribution of 20,564 shares of common stock
  at $2.50 per share to retirement plan                -                -            20,564           51,000        -
Stock option compensation                              -                -              -             145,000        -
Accretion of conversion rights and warrant to
  convertible preferred stock                          -                -              -             (64,000)       -
Net loss                                               -                -              -                -           -
                                                     ------------  ------------ -------------- ---------------- ---------------
Balance as of December 31, 1997                       3,000           98,000     13,134,021       50,833,000         -


                                                           Notes
                                                         Receivable
                                                            From                            Treasury
                                                        Stockholders        Deficit          Stock           Total

                                                      ----------------  ---------------  -------------- ---------------

Exercises of warrants for 62,326 shares of common
  stock at prices ranging from $1.125 to $7.50            -                 -               -                257,000
  per share
Convertible debt allocation to conversion
  rights and warrant for 323,700 shares                   -                 -               -              1,773,000
Exercise of warrants for 200,000 shares of common
  stock at $5.00 per share                                -                 -               -              1,000,000
Issuance of 47,482 shares of common stock in
  payment for interest on debt at prices
  ranging from $5.78 to $8.375                            -                 -               -                344,000
Conversion of 125,000 shares of preferred stock
  into 125,000 shares of common stock and
  exchange of 140,920 shares of subsidiary's
  preferred stock for 140,920 shares of common stock      -                 -               -              1,141,000
Conversion of senior convertible note to 344,906
  shares of common stock at prices ranging from
  $2.50 to $5.78 per share                                -                 -               -                999,000
Issuance of option grant to purchase 49,785 shares of
  common stock at $7.25 per share in exchange for
  consulting  services                                    -                 -               -                 20,000
Convertible preferred stock allocation to conversion
  rights and warrant for 175,000 shares                   -                 -               -                459,000
Contribution of 20,564 shares of common stock
  at $2.50 per share to retirement plan                   -                 -               -                 51,000
Stock option compensation                                 -                 -               -                145,000
Accretion of conversion rights and warrant to
  convertible preferred stock                             -                 -               -                (64,000)
Net loss                                                  -             (15,473,000)        -            (15,473,000)
                                                      ----------------  ---------------  -------------- ---------------
Balance as of December 31, 1997                            -             (40,998,000)      (2,674,000)     7,262,000



                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                        Consolidated Statement of Stockholders' Equity

                                         Years Ended December 31, 1996, 1997 and 1998



                                                      Nonvoting                     Number        Additional
                                                        Common        Common      of Common        Paid-in         Unearned
                                                        Stock         Stock     Shares Issued      Capital       Compensation

                                                     ------------  ------------ -------------- ---------------- ---------------

Issuance of option grants to purchase 30,265 shares
  of common stock at prices ranging from $1.00 to
  $2.00 per share in exchange for consulting services     -             -             -             23,000        -
Issuance of 186,656 shares of common stock in payment
  for dividends on convertible preferred stock at
  prices ranging from $0.82 to $1.43 per share            -            1,000       186,656          (1,000)       -
Compensation relating to repricing warrants               -             -             -             97,000        -
Receipt of 1,126,398 shares treasury stock
  as part of contract termination agreement               -             -             -          1,768,000        -
Issuance of 4,264 restricted shares of common stock
  for compensation                                        -             -            4,264          40,000        -
Exercise of employee stock options for 163,467
  shares of common stock at prices ranging from
  $0.188 to $0.75 per share                               -            1,000       163,467          41,000        -
Issuance of 296,019 shares of common stock in
  payment for interest on debt at prices ranging
  from $0.84 to $1.24                                     -            2,000       296,019         293,000        -
Contribution of 56,827 shares of common stock
  at $1.64 per share to retirement plan                   -            1,000        56,827          92,000        -
Exchange of 240,900 shares of subsidiary's preferred
  stock for 240,900 shares of common stock                -            2,000       240,900       1,949,000        -
Conversion of senior convertible note to 2,833,587
  shares of common stock at prices ranging from
  $0.70 to $1.72 per share                                -           21,000     2,833,587       2,734,000        -
Accretion of offering cost, conversion rights and
  value of warrant as preferred dividends on
  redeemable preferred stock                              -             -             -           (362,000)       -

                                                            Notes
                                                         Receivable
                                                            From                            Treasury
                                                        Stockholders        Deficit          Stock           Total

                                                      ----------------  ---------------  -------------- ---------------

Issuance of option grants to purchase 30,265 shares
  of common stock at prices ranging from $1.00 to
  $2.00 per share in exchange for consulting services      -                 -               -                 23,000
Issuance of 186,656 shares of common stock in payment
  for dividends on convertible preferred stock at
  prices ranging from $0.82 to $1.43 per share             -                 -               -                   -
Compensation relating to repricing warrants                -                 -               -                 97,000
Receipt of 1,126,398 shares treasury stock
  as part of contract termination agreement                -                 -         (1,768,000)               -
Issuance of 4,264 restricted shares of common stock
  for compensation                                         -                 -               -                 40,000
Exercise of employee stock options for 163,467
  shares of common stock at prices ranging from
  $0.188 to $0.75 per share                                -                 -               -                 42,000
Issuance of 296,019 shares of common stock in
  payment for interest on debt at prices ranging
  from $0.84 to $1.24                                      -                 -               -                295,000
Contribution of 56,827 shares of common stock
  at $1.64 per share to retirement plan                    -                 -               -                 93,000
Exchange of 240,900 shares of subsidiary's preferred
  stock for 240,900 shares of common stock                 -                 -               -              1,951,000
Conversion of senior convertible note to 2,833,587
  shares of common stock at prices ranging from
  $0.70 to $1.72 per share                                 -                 -               -              2,755,000
Accretion of offering cost, conversion rights and
  value of warrant as preferred dividends on
  redeemable preferred stock                               -                 -               -               (362,000)




                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                        Consolidated Statement of Stockholders' Equity

                                         Years Ended December 31, 1996, 1997 and 1998


                                                      Nonvoting                     Number        Additional
                                                        Common        Common      of Common        Paid-in         Unearned
                                                        Stock         Stock     Shares Issued      Capital       Compensation

                                                     ------------  ------------ -------------- ---------------- ---------------
Conversion of redeemable, convertible preferred stock
  to 986,666 shares of common stock at prices
  ranging from $0.82 to $1.43                          -                  8,000        986,666          889,000         -
Payment of convertible preferred stock dividends in
  cash                                                 -                -                -              (51,000)        -
Contribution of 230,711 shares of common stock from
  the treasury at $2.00 per share to retirement        -                -                -             (300,000)        -
  plan
Net Loss                                               -                -                -               -              -
                                                     ------------  ------------ -------------- ---------------- ---------------
Balance as of December 31, 1998                      $    3,000    $    134,000     17,902,407    $  58,045,000      $  -
                                                     ============  ============ ============== ================ ===============

                                                          Notes
                                                        Receivable
                                                           From                            Treasury
                                                       Stockholders        Deficit          Stock           Total

                                                     ----------------  ---------------  -------------- ---------------
Conversion of redeemable, convertible preferred stock
  to 986,666 shares of common stock at prices
  ranging from $0.82 to $1.43                            -                 -               -                897,000
Payment of convertible preferred stock dividends in
  cash                                                   -                 -               -               (51,000)
Contribution of 230,711 shares of common stock from
  the treasury at $2.00 per share to retirement          -                 -                762,000         462,000
  plan
Net Loss                                                    -              (2,620,000)        -          (2,620,000)
                                                     ----------------  ---------------  -------------- ---------------
Balance as of December 31, 1998                          $          -    $(43,618,000)   $ (3,680,000) $ 10,884,000
                                                     ================  ===============  ============== ===============


See accompanying notes.



                  NaPro BioTherapeutics, Inc. and Subsidiaries

                 Consolidated Statement of Cash Flow (continued)


                                                                                Year ended December 31,
                                                                        1998           1997              1996
                                                                        ----           ----              ----

Supplemental schedule of noncash investing and
     financing activities
     Conversion of senior convertible debt to
         common stock                                                 $2,755,000      $1,059,000       $        -
     Conversion of convertible preferred shares
         to common stock                                                 897,000              -                 -
     Exchange of preferred shares of subsidiary
         for common stock of NaPro                                     1,951,000       1,141,000                -
     Issuance of common stock for compensation
         previously accrued                                               40,000          40,000                -
     Issuance of common stock as payment of dividends                    179,000              -                 -
     Accretion of convertible preferred stock
         conversion rights valuation, offering
         cost and warrant valuation                                      362,000          64,000                -
     Receipt of common stock into treasury                             1,768,000              -                 -
     Issuance of senior convertible debt for
         placement fee                                                       -           300,000                -
     Notes and related interest receivable from
         stockholders                                                        -             5,000            60,000
     Repayment of notes receivable from stockholders
         through transfer of stock into treasury                             -           990,000                -


See accompanying notes.

                                December 31, 1998


1.       Basis of Presentation and Summary of Significant Accounting Policies

Organization

NaPro BioTherapeutics, Inc. ("NaPro" or "the Company"), a Delaware corporation, was incorporated in 1991. In November 1994, NaPro formed a subsidiary, NaPro BioTherapeutics (Canada), Inc., of which the Company owns 98% of the voting rights. In February 1996 NaPro formed a wholly owned subsidiary, NaPro BioTherapeutics (Ireland) Limited. In August 1997 NaPro formed a wholly-owned subsidiary, NBT Ltd., a Cayman Island corporation.

Basis of Presentation

The accompanying financial statements include the consolidated financial position, consolidated results of operations and consolidated cash flow of NaPro and its subsidiaries. All transactions have been accounted for at historical cost. All balances and transactions between these entities have been eliminated in the accompanying financial statements.

Description of Business

NaPro focuses on the development, manufacture and commercialization of natural product pharma- ceuticals, particularly paclitaxel (referred to in some scientific and medical literature as "taxol"*), a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees.

Cash Equivalents and Securities Available for Sale

NaPro considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Securities available for sale were investment-grade securities and were carried at fair value.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, securities, accounts receivable and payable, notes payable and senior convertible debt approximate fair value. The fair value of notes payable and senior convertible debt are estimated using discounted cash flow analysis based on NaPro's estimated current borrowing rate for similar types of arrangements.

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

Plantation Cost

In 1996 NaPro determined the cultivation of renewable sources of biomass to be used in the manufacture of paclitaxel to be a technically feasible business strategy. Prior to 1996 plantation expenditures were expensed as research and development. In 1996 NaPro began capitalizing plantation expenditures incurred prior to the first commercial harvest. Plantation expenditures include the acquisition cost of trees and the related cost of planting and growing. NaPro depletes such cost evenly over the expected number of annual harvests, six to eight, and retains a 20% residual value to be depleted at the time the whole tree is harvested. If in any year a harvest is not performed, the depletion would be deferred and added to the depletion that would otherwise be charged to the next actual harvest, as the harvest would benefit from an additional year's growth.

Long-Lived Assets

The carrying amount of long-lived assets is reviewed when facts and circumstances suggest they may be impaired. If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, the carrying amount of these long-lived assets is reduced to estimated fair value or discounted cash flow, as appropriate.

Depreciation and Amortization

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives generally between three and seven years. Leasehold improvements are amortized over the lesser of estimated useful lives or the lease term. Depreciation and amortization expense is allocated to either research, development and cost of products sold, or general and administrative expense, depending on the use of the related property and equipment.

Stock Options

NaPro has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for outstanding stock options. Under APB 25, when the exercise price of NaPro's stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment or if shipped on consignment, at time of draw-down from consignment. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included with NaPro's research and development expense. Payments received in advance against future sales are recorded as deferred revenue until earned.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Net Loss Per Share

NaPro's basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share as their effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:


                                                             1998                 1997                 1996
                                                             ----                 ----                 ----
Numerator:
   Net loss                                           $(2,620,000)         $(15,473,000)       $(6,825,000)
   Preferred stock dividends                             (592,000)              (64,000)           -
                                                      ------------         ------------        -----------
   Numerator for loss per share--
    loss available to common stockholders             $(3,212,000)         $(15,537,000)       $(6,825,000)
                                                      ===========          ============        ===========

Denominator:
   Denominator for loss per share --
      weighted average shares                          14,641,769            12,104,395          9,973,325
                                                      ===========          ============        ===========

Basic and diluted net loss per share                  $     (0.22)       $        (1.28)     $      (0.68)
                                                      =============        ============        ===========

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Actual results could vary from the estimates used.

Reclassifications

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 financial statement presentation.

Foreign and Domestic Operations and Export Sales; Significant Customers

Domestic and foreign financial information follows:

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that

                  NaPro BioTherapeutics, Inc. and Subsidiaries public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, NaPro adopted the new requirements retroactively in 1998. The adoption of the statement resulted in the reporting of no additional segment information.

Domestic and foreign financial information follows:
                                                                    United                   Elimin-
                                                          Year     States        Canada      ations        Total

Net sales to affiliated and unaffiliated customers        1998   $4,952,000  $   454,000 $  (454,000)   $ 4,952,000
                                                          1997    3,814,000    1,130,000  (1,130,000)     3,814,000
                                                          1996    3,473,000    1,781,000  (1,781,000)     3,473,000

Operating loss                                            1998   12,852,000      526,000          -      13,378,000
                                                          1997   12,854,000      952,000          -      13,806,000
                                                          1996    6,719,000      384,000          -       7,103,000

Identifiable assets
     December 31,                                         1998   27,976,000    2,406,000  (4,716,000)    25,666,000
                                                          1997   30,054,000    3,939,000  (3,635,000)    30,358,000
                                                          1996   22,587,000    4,823,000  (2,389,000)    25,021,000

NaPro is dependent on sales to its development and marketing partner, Faulding, and its former marketing partner, the Baker Norton subsidiary of IVAX Corporation ("IVAX") (see Note 9), and does not require collateral to secure accounts receivable. Substantially all of NaPro's accounts receivable at December 31, 1998 and 1997 were from these partners. Sales to these partners as a percent of total sales were:

                          1998       1997       1996
                          ----       ----       ----
Faulding                  44%        34%        72%
IVAX                      55%        60%        25%

Export sales follow:

Sales                              1998            1997             1996
                                   ----            ----             ----
Australia                         $2,189           $1,303           $2,509
Other Foreign                        193              193                -
                                 -------           ------         --------
Total Foreign                      2,382            1,496            2,509
United States                      2,570            2,318              964
                                  ------           ------           ------
Total Sales                       $4,952           $3,814           $3,473
                                  ======           ======           ======


2.       Other Related Party Transactions

                  NaPro BioTherapeutics, Inc. and Subsidiaries

NaPro recorded $2,722,000, $2,275,000 and $882,000 in 1998, 1997, and 1996,
respectively, in sales to IVAX, a marketing and development partner which owned 0%, 8.7%, and 9.4% of NaPro's outstanding shares of common stock (see Notes 1 and 9) at December 31, 1998, 1997, and 1996, respectively.

In 1997 NaPro used the services of a consulting firm in which a former NaPro director is a principal. NaPro paid $107,000 in fees and services to the firm and issued stock options for 49,785 shares of common stock (see Note 8).

3.       Notes Payable

Notes payable consist of:

                                                                      Year Ended December 31,
                                                              1998             1997

Note payable, due in December 1998, interest at
       12.73%, principal and interest payable monthly    $          -       $   204,000
Note payable, due in May 1999, interest at 13.50%,
       principal and interest payable monthly                   26,000           99,000
Note payable, due in July 1999, interest at 13.78%,
       principal and interest payable monthly                   96,000          268,000
Note payable, due in October 1999, interest at
       13.25%, principal and interest payable monthly           85,000          176,000
Note payable, due in May 2000, interest at 11.76%,
       principal and interest payable monthly                  257,000          416,000
Note payable, due in March 1999, interest at 7.16%,
       principal and interest payable monthly                   37,000              -
Note payable, due in March 1998, interest at 7.90%,
       principal and interest payable monthly                      -             57,000
Note payable, due in May 1998, interest at 12.72%,
       principal and interest payable monthly                      -              3,000
                                                         -------------    -------------
                                                               501,000        1,223,000
Less amounts currently payable                                 421,000          743,000
                                                             ---------      -----------
Notes payable - long term                                    $  80,000       $  480,000
                                                             =========       ==========

Debt maturities, including long term notes payable and senior convertible debt (see Note 4), for the years ended December 31, 1999 and 2000 are $421,000 and $5,774,000 respectively. The notes payable are collateralized by NaPro equipment. For the years ended December 31, 1998, 1997, and 1996, interest paid in cash was $189,000, $286,000 and $197,000 respectively. Also, 1998 and 1997 interest expense includes $295,000 and $407,000 paid in NaPro common stock on the senior convertible debt.

NaPro has entered into an irrevocable standby letter of credit agreement with a financial institution to support a note payable for up to $200,000 at an interest rate of prime plus 2%. As of December 31, 1998, no funds have been drawn on the letter of credit.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

4.       Senior Convertible Debt

In June 1997 NaPro privately issued $10.3 million of senior convertible notes. The notes mature in June 2000 and bear interest at a rate of 5% per year. Interest on the notes may be paid in common stock or cash at NaPro's option. The notes are convertible into common stock at a 10% discount from the lowest market price of the common stock during specified periods prior to the conversion, subject to a maximum conversion price of $1.92. If not converted into common stock, upon maturity in June 2000, the notes will be exchanged for 13.75% 5-year debentures. As part of this transaction, NaPro has issued warrants to purchase up to 323,700 shares of common stock at $10.00, including a warrant to purchase 33,700 shares of common stock that was issued to the placement agent. The $10.00 exercise price was subse quently reduced to $1.50 in amendments to the terms of the notes (see Note 5). NaPro has filed a registration statement with the SEC for the resale of shares acquired on conversion of notes and exercise of warrants. Net proceeds from the notes totaled $9.5 million after the placement agent's fees and other offering cost. Under limited circumstances, NaPro could be obligated to pay off the notes prior to their maturity.

The placement agent was issued $300,000 of the notes as half of the placement fee. The remaining half of the fee was paid in cash. The $600,000 placement fee has been capitalized as a discount to the notes and is being amortized over the three-year life of the notes. $1.1 million of the face amount of the notes was assigned to the conversion rights and recorded as a note discount. This note discount was amortized to interest expense over the 180 days following the date of sale of the notes.

$662,000 of the face amount of the notes was assigned to the 323,700 warrants issued in the transaction and was recorded as a note discount. This note discount is being amortized to interest expense over the life of the notes.

In 1998 and 1997, respectively, NaPro issued 2,833,587 and 344,906 shares of common stock in conversion of NaPro's senior convertible debt, and 296,019 and 47,482 shares of common stock in payment of interest on the senior convertible debt.

In January and March, 1998 and January and March, 1999, the notes were amended (see Note 5). In 1998, NaPro redeemed $647,000 in note principal and paid $53,000 premium and interest in connection with the redemption. In January 1999, NaPro redeemed $633,000 in note principal and paid $162,000 premium and interest in connection with the redemption. NaPro anticipates that it may elect to pay off all or part of the notes during 1999, although there can be no assurance that it will have the cash resources necessary to do so.

5.       Redeemable, convertible preferred stock

On December 8, 1997 NaPro privately issued $5 million at $1,000 per share (5,000 shares) of nonvoting redeemable, convertible preferred stock, Series C (the "C Preferred"). The C Preferred accrues dividends at 5% per year, which are cumulative, payable in common stock or cash at NaPro's option. The C Preferred is convertible into common stock at a 5% discount from the market price during specified periods prior to the conversion date (the "Variable Conversion Price") subject to a maximum conversion price of $1.90. The C Preferred has a liquidation preference equal to issue price plus accrued dividends.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

At December 8, 2000, NaPro may force the conversion of any remaining shares at the Conversion Price in effect as of December 8, 2000. Additionally, NaPro issued to the investor a warrant to purchase 175,000 shares of common stock at $10.00 per share, subsequently amended to $2.50 per share. Under certain circumstances the C Preferred investor may cause NaPro to redeem for cash a portion or all of the C Preferred at prices ranging from 115% to 125% of issue price.

NaPro incurred offering cost of about $260,000, which was recorded as a discount and is accreted as dividends over three years. NaPro assigned $263,000 of the proceeds to the value of the conversion rights, which was recorded, as a discount on the C Preferred, to additional paid-in capital and is being accreted as preferred dividends over the four months following issuance. NaPro also assigned $196,000 of the proceeds to the value of the warrant, which was recorded, as a discount on C Preferred, to additional paid-in capital, and is being accreted as preferred dividends over three years.

In January and March, 1998 and January and March, 1999, NaPro entered into amendments (the "Amendments") with the C Preferred investor and the holders of the convertible notes (together the "Investors"). The parties agreed to limit:
(a) the number of shares which could be converted in the event the stock price is below $4.00 per share to no more than 450,000 shares per month through May 14, 1999, and (b) the ability of the Investors to force NaPro to redeem any portion of the securities for cash. In the event there is an unconverted amount of securities on May 15, 1999, such amount will be convertible under the original terms of the agreements. At any time, NaPro, at its option, may redeem all or part of the securities, with 5 days written notice, for amounts ranging from 130% to 140% of the outstanding principal and accrued dividends or interest.

In 1998 NaPro issued 986,666 shares of common stock in conversion of the C Preferred and 186,656 shares of common stock in payment of dividends on the C Preferred.

6.       Income Taxes

As of December 31, 1998, NaPro had the following net operating loss carryforwards and research and development credits to offset future taxable income in the United States:

                                Net                 Research and
   Expiring                       Operating          Development
     December 31,               Losses               Credits

   2007                         1,692,000              52,000
   2008                         3,328,000              54,000
   2009                         4,713,000              38,000
   2010                         4,960,000              15,000
   2011                         7,389,000              49,000
   2012                        11,952,000             140,000
   2013                               -               315,000
                        -----------------           ---------

                              $34,034,000            $663,000
                              ===========            ========

                  NaPro BioTherapeutics, Inc. and Subsidiaries

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit NaPro's utilization of its net operating loss and tax credit carryforwards, and could be triggered by sales of securities by NaPro or its stockholders.

In Canada, NaPro has net operating loss carryforwards of approximately US$1,442,000, expiring in 2002, 2003, 2004, 2005 and 2006.

Significant components of NaPro's deferred tax assets are:

                                                               Year Ended December 31,
                                              1998            1997               1996
                                              ----            ----               ----

Deferred tax assets:
Tax net operating loss carryforward       $12,763,000      $13,118,000        $8,437,000
Research and development credits              663,000          386,000           209,000
Depreciation                                  637,000          108,000            64,000
Deferred Revenue                              596,000          696,000             6,000
Other                                         217,000          310,000           187,000
                                         -------------     ------------      ------------

Total deferred tax assets                  14,876,000       14,618,000         8,903,000
Valuation allowance                       (14,876,000)     (14,618,000)       (8,903,000)
                                          ------------     ------------      ------------
Net deferred tax assets              $             -  $             -    $            -
                                     ==================================  ================

7.       Stockholders' Equity

The IVAX Subscription Agreement and Executive Agreements

In June 1993, NaPro entered into a Subscription Agreement (the "Subscription Agreement") with IVAX pursuant to which NaPro sold 1,106,398 shares of common stock and a warrant to acquire an additional 111,111 shares of common stock for $3,000,000 in cash (see Note 9). The warrant was exercisable immediately at a nominal price, and was scheduled to expire in June 2003. In March 1996, a NaPro officer acquired the warrant. In March 1998, the warrant was returned to NaPro and canceled in exchange for the Company's indemnification of IVAX with respect to the warrant. 1,126,398 shares of NaPro common stock were returned by IVAX as the result of the termination of the IVAX strategic alliance (see Note 9).

In connection with the Subscription Agreement, NaPro entered into Employment and Executive Stock Agreements (the "Executive Agreements"), pursuant to which the Company sold 1,526,814 shares of the Company's common stock at $1.50 per share to certain NaPro officers in exchange for cash and promissory notes in the aggregate amount of $2,289,000. The notes were secured by the common stock and accrued interest at the greater of the prime rate minus 1% and the applicable federal rate. The notes receivable and related accrued interest were recorded as a separate reduction of stockholders' equity. In August 1995, NaPro repurchased 144,288 shares of common stock from certain of these officers in cancellation of $1,684,000 of this indebtedness (including $193,000 of accrued interest). In January 1997,

                  NaPro BioTherapeutics, Inc. and Subsidiaries

NaPro repurchased 74,550 shares of common stock from one of these officers in cancellation of the remaining $990,000 of this indebtedness (including $192,000 of accrued interest).

The Subscription Agreement and Executive Agreements were subject to a Stockholders Agreement that included provisions regarding certain matters including the composition of the Board of Directors, restrictions on the sale, transfer or other disposition of shares sold in connection with these agreements, and NaPro's first offer right for voluntary election to purchase all of the shares held by these stockholders. The Subscription and Stockholder Agreements were terminated in March 1998 (see Note 9).

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

Faulding Private Placement

Contemporaneously with consummation of the IPO, NaPro sold to Faulding in a private transaction (the "Faulding Private Placement") 400,000 shares of NaPro's nonvoting common stock (the "Nonvoting Common") at a price of $5.00 per share, the initial public offering price per share in the IPO, and 400,000 warrants (the "Faulding Warrants") to purchase an additional 400,000 shares of Nonvoting Common at a price of $.10 per warrant, the initial public offering price per warrant. In 1996 Faulding exercised 200,000 of the warrants. In 1997 Faulding sold the remaining 200,000 warrants to an independent third party who exercised them for common stock. Nonvoting Common shares automatically convert to common stock (with full voting rights), on a share-for-share basis, upon Faulding's disposition thereof. The Nonvoting Common is identical in all respects to the common stock which was sold in the IPO, except that, other than in limited circumstances, Faulding, as the holder, has no voting rights with respect to the Nonvoting Common. Faulding has sold 205,000 shares of the Nonvoting Common.

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

                  NaPro BioTherapeutics, Inc. and Subsidiaries

The Canadian Preferred has a liquidation preference of CD$11.00 per share and may be exchanged for common stock of NaPro on a share-for-share basis. NaPro has the option to acquire the Canadian Preferred at its liquidation value beginning in 1998 if the average trading price for the NaPro common stock over a 20 trading day period has equaled or exceeded the equivalent of CD$13.75. Holders may elect to exchange their Canadian Preferred for common stock of NaPro at any time prior to 15 business days prior to the date fixed for NaPro to acquire the shares under the foregoing option. Holders have the option to require NaPro to purchase the Canadian Preferred for its liquidation preference at any time after September 30, 2000. NaPro may elect to pay the purchase price of the Canadian Preferred by issuing its common stock valued at 95% of its then market price. The Canadian Preferred is entitled to one vote per share in NaPro Canada.

At December 31, 1998, 648,241 shares of the Canadian Preferred had been exchanged for 648,241 shares of common stock of NaPro and 77,272 shares of the Canadian Preferred remained outstanding.

NaPro has registered under the Securities Act of 1933 the resale of the shares of its common stock to be issued upon exchange of the Canadian Preferred. The Canadian Preferred has no dividend requirement.

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

                  NaPro BioTherapeutics, Inc. and Subsidiaries

NaPro may amend the Rights except in certain limited respects or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

9,420,631 unissued, authorized shares of common stock are reserved for future issuance for senior convertible debt; redeemable, convertible preferred stock; common stock options and warrants.


8.       Common Stock Warrants and Options

Warrant Restructuring

On December 4, 1998, NaPro entered into letter agreements with each of the holders of certain warrants to purchase NaPro common stock (the "Warrants") and warrants to purchase Warrants (the "Other Warrants"), modifying the terms of the Warrants and Other Warrants. The Warrants and the Other Warrants were issued to the underwriters of NaPro's initial public offering in 1994. Pursuant to these letter agreements, the number of shares of common stock underlying the Warrants and Other Warrants was reduced by 50%, the exercise price of the Warrants was reduced from $7.50 to $1.90 and the exercise price of the Other Warrants was reduced from $.30 to $.15. As a result of these changes, the number of shares of common stock underlying the Warrants and the Other Warrants was reduced from 331,008 to 165,504.

During 1998 changes were made to warrants issued in connection with the senior convertible debt and the C Preferred (see Notes 4 and 5).

The following summarizes warrant activity:

                                                                                    Exercise        Expiration
                                                              Warrants                 Price            Dates

         Outstanding at December 31, 1996                     538,439            0.075  - 7.500     1997 - 2004
         Granted                                              498,700                    10.000            2001
         Forfeited                                               (660)                    5.000            1996
         Exercised                                             63,326)           1.125 -  7.500     1997 - 1999
                                                               ------

         Outstanding at December 31, 1997                         974,153       $ 0.075 -  7.500     1999 - 2003
         Canceled in restructuring                             (1,153,408)        2.500 - 10.500     1999 - 2001
         Issued in restructuring                                  987,904         1.500 -  2.500     1999 - 2001
         Remitted (see Note 7)                                   (111,111)        0.075                     2003
                                                                -----------

         Outstanding at December 31, 1998                         697,538         1.125 -  2.500     1999 - 2003
                                                                ===========

Option Restructuring

On March 25, 1998 the compensation committee of NaPro's board of directors (the "Compensation Committee") reviewed the status of NaPro's outstanding options. The compensation committee deter mined that as a result of the drop in the value of the common stock at the end of 1997 and beginning of 1998, which was the result of regulatory issues not within the control of the grantees, the existing options did not effectively serve their purpose of helping to retain directors, officers, employees and consultants and to closely align the interests of these groups with those of NaPro. In order to renew these incentives, the Compensation Committee approved and recommended to the Board of Directors the Option Restructur ing Plan. The Option Restructuring Plan gave holders of NaPro's options the opportunity to change the terms of their existing options having an exercise price above $3.00 (the "Covered Options"). If the holder of Covered Options chose to participate, the following changes were made to all that person's Covered Options: (i) the number of shares of common stock underlying such options was reduced by 20% or 50% (depending on the participant's relationship to NaPro); (ii) the exercise price was set at $1.8175 (the closing price of NaPro's common stock on March 27, 1998); (iii) the vesting schedule of such options recommenced as of March 27, 1998, with the result that all time toward vesting was lost as of that date; and (iv) the termination dates of such options were reset from March 27, 1998, and in the case of consultants no longer providing services to NaPro and former directors of NaPro, the period during which such options could be exercised was shortened. Holders of an aggregate of 1,225,910 Covered Options elected to participate in the Option Restructuring Plan, with the effect that the number of shares of common stock underlying such options was reduced to 944,899.

Nonplan Stock Options

In November 1990, Pacific Biotechnology, Inc. ("PB"), one of the NaPro's predecessors, granted options to purchase 613,333 shares (reduced to 199,233.6 shares in September 1991) of its common stock to two officers. The exercise price is $.1875 per share and the options are fully exercisable during the period from January 1, 1992 to December 31, 1999. In December 1991, when NaPro acquired all of the outstanding common stock of PB, all options to purchase PB common stock were exchanged for options to purchase 159,467 shares of NaPro's common stock (the "Formation Options") under the same terms as the PB options. In 1998, 143,467 of the Formation Options were exercised, with the result that 16,000 Formation Options remain outstanding.

In January 1994, NaPro granted to the four NaPro outside directors 27,000 nonplan options to purchase shares of common stock which are immediately exercisable at a price of $2.40 and which expire in January 2004. In September 1997, NaPro granted to its employees 20,075 nonplan options to purchase shares of common stock which vest over two years and which expire in September 2007 (see also Note 2).
 As a result of the option restructuring and of employees leaving NaPro, 19,012 of these options were canceled or forfeited, with the result that 1,063 of these options remained outstanding on December 31, 1998. In addition, during 1997, third parties were granted nonplan options to purchase an aggregate of 49,785 shares of common stock at an exercise price of $7.25. As a result of the option restructuring, those options were exchanged for nonplan options to purchase 24,893 shares of common stock at an exercise price of $1.8125.

The 1993 Stock Option Plan

During 1993, the board of directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the "Plan") to provide stock options to employees and other individuals as determined by the board of directors. The Plan provides for option grants designated as either nonqualified or incentive stock options.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

The Plan provides for the issuance of up to 146,667 shares of NaPro's common stock. The initial term of the Plan is ten years, and the maximum option exercise period shall be no more than ten years from the date of grant. The term of options for 667 or more shares is eight years, and the term of options for fewer than 667 shares is five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan is equal to the fair market value of NaPro's common stock on the day of grant.

1994 Long-Term Performance Incentive Plan

In July 1994, NaPro's stockholders approved the 1994 Long-Term Performance Incentive Plan (the "Incentive Plan"). Originally, an aggregate of 375,000 shares were authorized for issuance under the Incentive Plan. In July 1996 and May 1998 NaPro's stockholders approved increases in the number of authorized shares, and, as a result of these increases, there are currently 1,575,000 shares authorized for issuance under the Incentive Plan. The Incentive Plan provides for granting to employees and other key individuals who perform services for NaPro ("Participants") the following types of incentive awards: stock options, stock appreciation rights ("SARs"), restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the Incentive Plan. In addition, each person who is not an employee of NaPro or one of its subsidiaries and (i) who is elected or re-elected as a director of NaPro by the stockholders at any annual meeting of stockholders, (ii) who continues as a director following an annual meeting of NaPro's stockholders at which such director is not subject to re-election or (iii) is appointed as a director of NaPro in accordance with its bylaws other than at an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a nonqualified option to purchase 10,000 shares of NaPro's common stock. The Incentive Plan also provides for annual automatic grants of options to purchase 10,000 shares to the chairs of the board of directors' Audit, Compensation and Strategic Planning Committees.

The 1998 Stock Option Plan

In March 1998, the board of directors adopted the 1998 Stock Option Plan (the "1998 Plan") to provide stock options for employees and other individuals performing services for NaPro. An aggregate of 125,000 shares are authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, non-qualified stock options cannot be granted to persons who are NaPro officers or directors, as defined by Section 16 of the Securities Exchange Act of 1934.

The following summarizes stock option activity and balances:



                  NaPro BioTherapeutics, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued


                                                                                                           Weighted
                                                                                                            Average
                                                                    Stock                 Exercise         Exercise
                                                                  Options                   Price           Price

         Outstanding at December 31, 1995                         567,607          $ 0.188 - $11.750
         Granted                                                  440,700            7.125 - 11.125
         Forfeited                                                 (5,500)           6.000 - 10.125
         Exercised                                                (21,418)           0.750 -  6.570
                                                                ----------

         Outstanding at December 31, 1996                         981,389           $0.188 - $11.750         $6.55
         Granted                                                  262,310            7.125 -  10.250
         Forfeited                                                (50,450)           7.125 -  10.125
         Exercised                                                 (2,466)                     2.400          2.40
                                                                ----------

         Outstanding at December 31, 1997                       1,190,783           $0.188 - $11.750         $6.57
         Granted                                                  978,705            1.000 -   8.313
         Forfeited                                                (67,968)            1.000 - 10.250
         Exercised                                               (163,467)            0.188 -  0.750
         Canceled in restructuring                               (836,785)            3.650 - 11.750
         Issued in restructuring                                  632,799                      1.813          1.81
                                                                                         -----------

         Outstanding at December 31, 1998                       1,734,067           $0.188 - $10.250          1.71
                                                               ===========

The weighted-average fair value of options granted during 1998 was $.97. Exercisable options at December 31, 1998 were 237,565 with a weighted-average exercise price of $2.72 and a weighted-aver age remaining contractual life of
8.6 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, which also requires that the information be determined as if NaPro had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996 respectively: risk-free interest rate ranges of 4.24% to 5.67%, 6.20% to 6.46% and 5.84% to 6.64%; no expected dividend; volatility factor of
 .858, .591 to .596, and .580; and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. NaPro's pro forma information follows:

                  NaPro BioTherapeutics, Inc. and Subsidiaries



                                       1998                  1997                    1996
                                       ----                  ----                    ----

Pro forma net loss                  $(3,104,000)          $(16,711,000)           $(7,610,000)
                                    ============          =============           ============
Pro forma net loss attributable
  to common stockholders            $(3,696,000)          $(16,775,000)           $(7,610,000)
                                    ============          =============           ============
Pro forma loss per share            $     (0.25)          $      (1.38)           $     (0.76)
                                    ============          =============           ============

Statement 123 is applicable only to options granted subsequent to December 31, 1994. Because options vest over periods of up to four years, the pro forma effect of the Statement was not fully reflected until 1998.

9.       Strategic Alliances

NaPro entered into strategic alliances with two pharmaceutical companies, Faulding and IVAX, that have the capabilities to obtain commercial approval for NaPro's paclitaxel and to establish NaPro's paclitaxel as a major product in the market. The IVAX Agreement was terminated in March 1998. Faulding has responsibility for funding the cost of all aspects of the required clinical and regulatory processes in its markets.

The Faulding Agreement

In 1992, NaPro entered into an initial 20 year exclusive agreement with Faulding, which was amended in June 1993, January 1994 and March 1995 (the "Faulding Agreement"), to develop and market paclitaxel in ten countries, including Australia, New Zealand, and much of Southeast Asia. The Faulding Agree ment also grants Faulding the nonexclusive right to sell paclitaxel supplied by NaPro in certain countries in the Middle East. The Faulding Agreement provides that NaPro shall supply all of Faulding's requirements for paclitaxel. NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's original sales price for paclitaxel supplied for commercial use (see Note 7).

The IVAX Agreement (terminated in March 1998)

In June 1993, NaPro entered into an initial 20 year exclusive agreement with IVAX to develop and market paclitaxel in the United States, Europe, Japan and the rest of the world not covered by the Faulding Agreement (the "IVAX Agreement"), with the exception of the former Soviet Union countries, China, certain countries in the Middle East, and the Vatican, territories to which IVAX had nonexclusive rights. Simultaneously with entering into the IVAX Agreement, IVAX made a $3 million equity investment in NaPro for 19.8% of NaPro's then outstanding common stock. These shares were returned to NaPro as part of the 1998 termination agreement. The IVAX Agreement provided that NaPro was to supply all of IVAX's requirements for paclitaxel. NaPro was paid a fixed sum for paclitaxel supplied for noncommer cial uses, and a manufacturing payment plus a percentage of IVAX's sales profit (as defined by the agreement) for paclitaxel sold for commercial uses (see Note 7). Under the 1998 termination agreement, all material is to be sold to IVAX at a fixed price.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

NaPro and IVAX terminated the IVAX Agreement on March 20, 1998. Under the termination agreement, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's patents (the "Patent") in the United States, Europe and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered. In April, 1998, IVAX returned approximately 1.1 million shares of NaPro common stock. In addition, upon the issuance of the Patent in various countries, IVAX made additional payments of $6.4 million. NaPro will continue to manufacture a fixed amount of paclitaxel for delivery to IVAX periodically during the first half of 1999. In 1998 NaPro received $680,000 of the $2 million escrow. NaPro expects to receive the remaining $1,320,000 in the first half of 1999. The termination of the IVAX Agreement leaves NaPro free to seek a new partner or partners with which to pursue regulatory approval and marketing of its paclitaxel in the area outside the Faulding territory. However, the termination of this agreement currently leaves NaPro without such a partner, and there can be no assurance that NaPro will be able to find a strategic partner or form a new long-term agreement for the approval, marketing, and distribution of paclitaxel in these territories, or that such a partner, if found, will be able to secure regulatory approval or effectively market its paclitaxel. Failure to find such a strategic partner or form such a new long-term agreement could have a material adverse effect on NaPro.

The PBI Agreement

In March 1994, NaPro entered into a contract with Pacific BioTechnologies, Inc. ("PBI"), a subsidiary of Pacific Regeneration Technologies, Inc., one of the largest reforestation companies in Canada (the "PBI Agreement"). Under the PBI Agreement, PBI planted and is maintaining a plantation of yew trees. Pursuant to such agreement, NaPro is obligated to pay PBI an annual fee equal to its budgeted (estimated) cost in performing its obligations under the agreement plus overhead and a specified profit. NaPro and PBI have agreed to wind down the relationship by July 2001 by harvesting the trees and/or transplanting them to other properties.

10.      Commitments and Contingencies

Operating Leases

NaPro has executed noncancellable operating lease agreements for office, research and production facilities and for plantations. As of December 31, 1998, future minimum lease payments under noncancel lable operating lease agreements are as follows:

                           1999                       $    709,000
                           2000                            640,000
                           2001                             81,000
                           2002                             12,000
                           2003                             12,000
                           Thereafter                       25,000
                                                      ------------

                                  Total                 $1,479,000

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $600,000, $629,000, and $564,000, respectively.

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

Uncertainty Over the Selling Price Under the Faulding Agreement

Under the Faulding Agreement (see Note 9), NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's sales price for paclitaxel supplied for commer cial use. NaPro recognizes the corresponding revenue at the time of shipment of paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. However, Faulding may or may not use the paclitaxel in accordance with the original intent indicated on its purchase orders. Additionally, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro. On or about May 31, 1999, Faulding will communicate to NaPro the final amount of sales for the period April 1, 1998 to March 31, 1999, and an adjustment will be calculated, which may either increase or decrease NaPro's revenue from sales of products to Faulding for 1998 and 1999.

Purchase Commitments

NaPro's purchase commitments total approximately $420,000 in 1999, primarily for acquisition of additional yew trees and plantation maintenance.

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

Participants may contribute up to 15% of their pay to the Plan. NaPro may make additional contributions to the Plan on behalf of the participants in the form of cash or in shares of NaPro's common stock. In 1998, 1997 and 1996, NaPro elected to match the first $2,000 in contributions of each participating

                  NaPro BioTherapeutics, Inc. and Subsidiaries employee with NaPro common stock at a rate of 200% for 1998, valued at $164,000; at a rate of 50% for 1997, valued at $51,000; and at a rate of 50% for 1996, valued at $28,000. NaPro elected to make a discretionary contribution in the form of NaPro common stock at the rate of 10% of all eligible employees' pay for 1998, valued at $391,000.

12.      Restructuring

On February 17, 1998, NaPro announced the planned layoff of 53 employees resulting in a one-time charge of approximately $250,000, which reflects the actual cost incurred, charged to research, develop ment and cost of products sold expense and to general and administrative expense. The layoff was in response to the December 24, 1997 ruling by the FDA that IVAX and NaPro could not market paclitaxel in the U.S. for the treatment of Kaposi's sarcoma due to Bristol's prior approval, under the Orphan Drug Act, for the use of paclitaxel in the treatment of Kaposi's sarcoma. As part of the layoff, NaPro temporarily closed its British Columbia manufacturing facility. NaPro also suspended construction of a manufacturing facility in Boulder, Colorado. Completion of this facility will require additional financing which will be sought at the time NaPro has sufficient product demand to warrant completion of the facility. NaPro incurred $434,000 of losses on asset retirements and $110,000 of other expense as a result of the suspended construction.