Form 10-K/A
period 1998-12-31
NAPRO BIOTHERAPEUTICS INC
filed 1999-04-30
CIK 891504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-K/A



              Amendment to Annual Report Pursuant to Section 13 of
                      the Securities Exchange Act of 1934


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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing require ments for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is reported in Item 11 herein.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $44,833,000 as of April 28, 1999.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 28, 1999:

Common Stock                        18,746,543
Nonvoting  Common Stock                395,000

NaPro BioTherapeutics, Inc. (NaPro) is filing this amendment to its 1998 Form 10-K in order to provide the information required by Part III of Form 10-K.


                                    Part III

                                     Item 10

                        Directors and Executive Officers

Information concerning the Directors and Executive Officers

Directors

Sterling K. Ainsworth, Ph.D., 57, a co-founder of NaPro, has served as an executive officer and director of NaPro since its inception, as Chief Executive Officer since November 1991 and as President since October 1992. In 1990, he co-founded, with Dr. Pilia, Pacific Biotechnology, Inc. (a predecessor of NaPro) and served as Chairman and President of such company until NaPro's inception. From 1972 until 1990, Dr. Ainsworth held various levels of professorships of Pathology with tenure in the College of Medicine and Dental Medicine and Graduate Studies at the Medical University of South Carolina ("MUSC"), where he established, developed and directed MUSC's Immunopathology Diagnostic Laboratory. Dr. Ainsworth received a Bachelor's degree from the University of Mississippi in 1963. He received a Master's degree in Medical Microbiology in 1965 and a Doctoral degree in Medical Science in 1969 from the University of Mississippi Medical School. He completed his post-doctoral fellowship in the Department of Pathology at Harvard Medical School from 1970 to 1972. Dr. Ainsworth is engaged to marry Dr. Pilia, a director and officer of NaPro.

Mark B. Hacken, 63, was appointed a director of NaPro in March 1996. Mr. Hacken served as President and Chief Executive Officer of To Life!, L.L.C. (a privately held nutritional supplement company) from August 1996 to February 1998, and is a director of G.G.G. Inc. and American Career College. He was President of MBH International, a retail and health care consulting company from March 1995 to August 1996. He is the former Chief Executive Officer of FHP International Corporation, which was, prior to its sale in 1997, a $4 billion HMO with members in 11 states, and its operating subsidiary, FHP Incorporated, a diversified health care services company. He was co-founder and President of Elliott Drugs, and President of Drug King after the firm was acquired from DART Industries. After Drug King was sold to Thrifty Corporation, he was instrumental in converting them to the Thrifty Jr. drug store concept and he was President of that division. Mr. Hacken received a B.S. in Pharmacy from the University of Florida.

Leonard P. Shaykin, 55, has served as Chairman of the Board since June 1993. In 1995, Mr. Shaykin founded Shaykin & Co., LLC, a private investment holding company. Prior to founding Shaykin & Co., Mr. Shaykin served as a founding and a managing partner in Adler & Shaykin, an equity investment partnership organized to sponsor leveraged buyouts from 1983 to 1994. Prior thereto, Mr. Shaykin was Vice President, director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. Mr. Shaykin is a director of the Jerusalem Post, an English-language offshore newspaper, a governing trustee of The Jackson Laboratories, a privately held genetic research institute, and a trustee of the University of Chicago Graduate School of Business. Mr. Shaykin is a graduate of the University of Chicago (B.A., M.A., M.B.A.).

Arthur H. Hayes, Jr., M.D., 65, was appointed a director of NaPro in March 1996. He is currently President and Chief Operating Officer of MediScience Associates, Inc., a pharmaceutical consulting company and is a Professor of Medicine at New York Medical College and Pennsylvania State University College of Medicine. From 1981 to 1983, Dr. Hayes served as the Commissioner of the FDA. From 1986 to 1991, he was President and Chief Executive Officer of EM Pharmaceuticals, as well as a member of the board of directors. Dr. Hayes served as Provost & Dean at New York Medical College from 1983 to 1986, and served as the Director of the Institute of Human Values in Medical Ethics, International Health and Biomedical Sciences, the latter of which he also served as Chairman. Dr. Hayes has held several posts with Pennsylvania State University which included Professor of Medicine and Pharmacology from 1977 to 1981, Dean of Admissions from 1976 to 1979 and Associate Professor of Medicine and Pharmacology and Director of the Division of Clinical Pharmacology from 1972 to 1977. Dr. Hayes currently serves on the board of directors of Myriad Genetics, Inc. (a genomic research and pharmaceuti cal company), Celgene Corporation (a pharmaceutical company), and Premier Research Worldwide. Dr. Hayes' received his M.D. from Cornell University Medical College, and also attended Cornell's Graduate School of Medical Sciences, Department of Pharmacology. He undertook premedical studies, and attended medical school at Georgetown University. Dr. Hayes received his M.S. (Philosophy, Politics and Economics) from Oxford University, where he was a Rhodes Scholar, and his A.B. (Philosophy) from Santa Clara University in 1955.

Stanley Knowlton, 73, was appointed a director of NaPro in July 1998. He is currently Vice Chairman of Knowlton Brothers, Inc., a private investment company and a general partner of a number of Limited Partnerships investing in publicly-traded high-tech and healthcare companies. Mr. Knowlton is a retired Marine Corps Colonel.

Patricia A. Pilia, Ph.D., 50, a co-founder of NaPro, has served as a director of NaPro since its inception. She was appointed Secretary of NaPro in November 1991, Treasurer of NaPro in October 1992, Vice President of BioResearch and Toxicology in March 1993, and Executive Vice President in October 1998. In 1990, she co-founded, with Dr. Ainsworth, Pacific Biotechnology, Inc. (a predecessor of NaPro) and served as its Vice President and Director of Biotechnology. From 1983 to 1991, Dr. Pilia was an Assistant Professor of Pathology in the College of Medicine and Dental Medicine and the College of Graduate Studies at MUSC. Dr. Pilia served as the Assistant Director of the MUSC Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1984 she has been a consultant to industry on the design and development of biomedical devices and treatment modalities and the design and performance of clinical trials. Dr. Pilia received a Bachelor's degree in 1970 from Boston University, a Master's degree in Immunology/Microbiology in 1978 and a Doctoral degree in Pathology in 1980 from MUSC. Dr. Pilia is engaged to marry Dr. Ainsworth, a director and the chief executive officer of NaPro.

Seth Rudnick, M.D., 50, was appointed a director of NaPro in October 1998. Dr. Rudnick is a venture partner in Canaan Partners, a venture investment group based in Connecticut, and a clinical professor of medicine at the University of North Carolina at Chapel Hill. From 1991 until 1997 he served as Chief Executive Officer of CytoTherapeutics, Incorporated, a company engaged in the development of cell- and gene-based therapeutics and he served as its Chairman of the Board from 1993 until 1998. From 1986 to 1991 Dr. Rudnick held a number of positions at R.W. Johnson Pharmaceutical Research Institute and Ortho Biotech, including Senior Vice President, Biotech Research and Development. Dr. Rudnick received his M.D. from the University of Virginia and his B.A. from the University of Pennsylvania.

Other Executive Officers

NaPro has the following executive officers in addition to those who serve as directors:

Gordon H. Link, Jr., 45, a certified public accountant and a certified management accountant, joined NaPro as Vice President, Finance and Chief Financial Officer in September 1993. Prior thereto, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and of the Syntex-Synergen Neuroscience Joint Venture. From February 1991 until April 1993, Mr. Link was Treasurer of Synergen Development Corporation. From October 1983 through May 1990, Mr. Link practiced as a certified public accountant, most recently in the position of Audit Manager with Deloitte & Touche. He received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

David L. Denny, 45, has served as Vice President, Operations of NaPro since September 1995, except for a nine month period during 1997 when he served as Vice President, Quality Assurance. From 1991 to 1993, Mr. Denny served as Vice-President of Operations for Somatogen, Inc. Prior thereto, Mr. Denny served in manufacturing and quality assurance capacities with Miles Pharmaceutical, Abbott Laboratories and Kabi-Pharmacia. He received a B.S. in Biological Sciences from Tennessee Technological University in 1972 and attended graduate school at the same institution from 1972 to 1974.

James D. McChesney, Ph.D., 59, joined NaPro as Vice-President of Natural Products Chemistry in January 1996. From 1987 until June 1995, he served as Director of the Research Institute of Pharmaceuti cal Sciences at the University of Mississippi, specializing in natural product pharmaceutical research and development. In July 1993, Dr. McChesney was named Frederick A.P. Barnard Distinguished Professor of Pharmacognosy at the University of Mississippi. Dr. McChesney joined the School of Pharmacy at the University of Mississippi in 1978 as Professor and Chair of the Department of Pharmacognosy. After graduating with honors from Iowa State University in 1961 with a B.S. in Chemical Technology, he earned degrees in Botany (M.A. 1964) and Natural Products Chemistry (Ph.D. 1965) at Indiana University. He has been a Fulbright Lecturer in Brazil and a Visiting Professor at several South American universities.


                                     Item 11

                             Executive Compensation

     The following table sets forth compensation paid to Sterling K. Ainsworth, Leonard P. Shaykin, Patricia A. Pilia, Gordon H. Link, Jr. and James D. McChessey (the "Named Executive Officers") during the years indicated.



                                                           Summary Compensation Table
                                          Annual Compensation                           Long-Term Compensation
                                 ----------------------------------------   ----------------------------------------
                                                                                     Awards             Payout
                                                                            --------------------------  ------------
                                                                                         Securities
                                                              Other                      Under-
                                                              Annual        Restricted   lying                        All Other
Name and Principal                                            Compensa-        Stock     Options/       LTIP          Compensa-
Position                Year     Salary ($)    Bonus($)        tion($)       Awards($)   SARs(#)        Payout($)     tion (11)
----------------------- -------- ------------  ------------ -------------  ------------- -------------- ------------  -------------

Sterling K. Ains        1998      $175,673       0             0              0           232,000(1)      0           $16,000
worth                   1997      $178,631       0             0              0           100,000(2)      0           $ 1,000
President and           1996      $159,000    $20,000          0              0            50,000(2)      0           $ 1,000
C.E.O.
Leonard P. Shaykin      1998      $159,611       0             0              0           280,000(3)      0           $20,000
Chairman of the         1997      $158,999       0             0              0           100,000(4)      0           $ 1,000
Board                   1996      $159,000    $20,000          0              0            50,000(4)      0              0

Patricia A. Pilia       1998      $135,519       0             0              0           136,000(5)      0           $20,000
Vice President,         1997      $137,972       0             0              0            50,000(6)      0           $ 1,000
Secretary and           1996      $121,900    $20,000          0              0            25,000(6)      0           $ 1,000
Treasurer
Gordon H. Link, Jr.     1998      $121,733    $25,433          0              0           110,000(7)      0           $19,460
Chief Financial         1997      $119,005       0             0              0            35,000(8)      0           $ 1,000
Officer                 1996      $109,156    $13,370          0              0            20,000(8)      0           $ 1,000

James D. McChes         1998      $117,049       0             0              0            90,000(9)      0           $16,198
ney                     1997      $118,098       0             0              0           15,000(10)      0           $ 1,000
Vice-President,         1996      $101,538    $10,000          0              0           10,000(10)      0              0
Natural Product
Chemistry

-----------
(1) On March 27, 1998, Dr. Ainsworth held options to purchase, in aggregate, 190,000 shares of Common Stock having exercise prices over $3.00. As a result of Dr. Ainsworth's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become 152,000 of the options to purchase Common Stock reported for 1998.
(2) As a result of amendments made to these options pursuant to the Option Restructuring Plan, these options have been, in effect, canceled and replaced by options to purchase, in aggregate, 152,000 of the options reported above for 1998.
(3) On March 27, 1998, Mr. Shaykin held options to purchase, in aggregate, 250,000 shares of Common Stock having exercise prices over $3.00. As a result of Mr. Shaykin's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become 200,000 of the options to purchase Common Stock reported for 1998.
(4) As a result of amendments made to these options pursuant to the Option Restructuring Plan, these options have been, in effect, canceled and replaced by options to purchase, in aggregate, 200,000 of the options reported above for 1998.
(5) On March 27, 1998, Dr. Pilia held options to purchase, in aggregate, 95,000 shares of Common Stock having exercise prices over $3.00. As a result of Dr. Pilia's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become 76,000 of the options to purchase Common Stock reported for 1998
(6) As a result of amendments made to these options pursuant to the Option Restructuring Plan, these options have been, in effect, canceled and replaced by options to purchase, in aggregate, 76,000 of the options reported above for 1998.
(7) On March 27, 1998, Mr. Link held options to purchase, in aggregate, 75,000 shares of Common Stock having exercise prices over $3.00. As a result of Mr. Link's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become 60,000 of the options to purchase Common Stock reported for 1998.
(8) As a result of amendments made to these options pursuant to the Option Restructuring Plan, these options have been, in effect, canceled and replaced by options to purchase, in aggregate, 60,000 of the options reported above for 1998.

(9) On March 27, 1998, Dr. McChesney held options to purchase, in aggregate, 50,000 shares of Common Stock having exercise prices over $3.00. As a result of Dr. McChesney's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become 40,000 of the options to purchase Common Stock reported for 1998.
(10) As a result of amendments made to these options pursuant to the Option Restructuring Plan, these options have been, in effect, canceled and replaced by options to purchase, in aggregate, 40,000 of the options reported above for 1998.
(11) Represents NaPro's 401(k) plan contributions of the Company's Common Stock (valued at fair market value as of the date of contribution) for each of the Named Executive Officers.

The following table sets forth each grant of options to purchase Common Stock made during the year ended December 31, 1998, to the Named Executive Officers. Grants of options to such Named Executive Officers were made under the 1994
Plan:

                                            Option Grants in Last Year



                                             % of Total
                             Number of        Options
                            Securities       Granted to   Exercise or Base                      Potential Realizable
                            underlying      Employees in  Price Per Share   Expiration     Value at Assumed Annual Rates of
          Name                Options         Year(2)         ($/sh)          Date(3)        Stock Price Appreciation for
                           Granted (#)(1)                                                        Option Terms ($)(4)

                                                                                                   5%              10%
------------------------- ---------------  -------------- ---------------  --------------         ----            ----

Sterling K. Ainsworth        152,000(5)         9.37%         $1.8125         3/27/08             $173,260         $439,076
                              80,000            4.93%         $1.00           10/5/08             $ 50,311         $127,499
Leonard P. Shaykin           200,000(6)        12.33%         $1.8125         3/27/08             $227,974         $577,731
                              80,000            4.93%         $1.00           10/5/08             $ 50,311         $127,499
Patricia A. Pilia             76,000(7)         4.69%         $1.8125         3/27/08             $ 86,630         $219,538
                              60,000            3.70%         $1.00           10/5/08             $ 37,773         $ 95,624
Gordon H. Link, Jr.           60,000(8)         3.70%         $1.8125         3/27/08             $ 68,392         $173,319
                              50,000            3.08%         $1.00           10/5/08             $ 31,444         $ 79,687
James D. McChesney            40,000(9)         2.47%         $1.8125         3/27/08             $ 45,594         $115,546
                              50,000            3.08%         $1.00           10/5/08             $ 31,444         $ 79,687

-----------

(1) Each of the options listed on this table were granted under the 1994 Plan and become exercisable at the rate of 25% of the shares subject to the option one year after the date of grant and 25% of the shares subject to the option each year thereafter.
(2) Based on the aggregate of 1,621,504 options granted to employees of NaPro, including the Named Executive Officers, in 1998, and consisting of options granted under the 1994 Plan, options granted under the 1993 Stock Option Plan, and options granted under the 1998 Stock Option Plan.
(3) Options granted under the 1994 Plan have a 10-year term and are subject to earlier termination upon death, disability or termination of employment.
(4) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
(5) On March 27, 1998, Dr. Ainsworth held options to purchase 190,000 shares of Common Stock having exercise prices over $3.00. As a result of Dr. Ainsworth's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become options to purchase 152,000 shares of Common Stock.
(6) On March 27, 1998, Mr. Shaykin held options to purchase 250,000 shares of Common Stock having exercise prices over $3.00. As a result of Mr. Shaykin's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become options to purchase 200,000 shares of Common Stock.

(7) On March 27, 1998, Dr. Pilia held options to purchase 95,000 shares of Common Stock having exercise prices over $3.00. As a result of Dr. Pilia's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become options to purchase 76,000 shares of Common Stock.
(8) On March 27, 1998, Mr. Link held options to purchase 75,000 shares of Common Stock having exercise prices over $3.00. As a result of Mr. Link's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become options to purchase 60,000 shares of Common Stock.
(9) On March 27, 1998, Dr. McChesney held options to purchase 50,000 shares of Common Stock having exercise prices over $3.00. As a result of Dr. McChesney's decision to participate in the Option Restructuring Plan, as described more fully below, those options were amended to become options to purchase 40,000 shares of Common Stock.

         The following table sets forth information concerning outstanding options held by the Named Executive Officers as of the year ended December 31, 1998.

                                   Aggregated Option Exercises in Last Year And
                                              Year-end Option Values


                                                               Number of Securities            Value of Unexercised
                               Shares                         Underlying Unexercised       in-the-Money Options at Year
                            Acquired on        Value                Options at                      End($)(2)
           Name             Exercise (#)    Realized ($)          Year End(#)(1)            Exercisable/Unexercisable
                                                             Exercisable/Unexercisable
-------------------------- --------------  --------------  -----------------------------  ------------------------------

Sterling K. Ainsworth         106,667         126,667            16,000 / 232,000               $ 19,500 / $32,500
President and C.E.O.
Leonard P. Shaykin               0               0                    0 / 280,000                     $0 / $32,500
Chairman of the Board
Patricia A. Pilia              36,800          43,700                 0 / 136,000                     $0 / $24,375
Vice President,
Secretary and Treasurer
Gordon H. Link, Jr.            20,000           2,500            13,334 / 110,000                 $4,375 / $20,312
Chief Financial Officer
James D. McChesney               0               0                    0 /  90,000                     $0 / $20,312
VP, Natural Products
Chemistry

----------

(1) Represents the difference between the option exercise price and the closing price of the Common Stock as quoted on the NASDAQ National Market on the date of exercise multiplied by the number of shares exercised.
(2) Represents the difference between the option exercise price and the closing price of the Common Stock as quoted on the NASDAQ National Market on December 31, 1998 ($1.40625), multiplied by the corresponding number of underlying shares.

Compensation of Directors

Pursuant to the 1994 Plan, each year non-employee directors are automatically granted, on the date of NaPro's annual meeting of stockholders, non-qualified options to purchase 10,000 shares of Common Stock. In addition, any non-employee director who is first appointed or elected other than at an annual meeting of stockholders automatically receives non-qualified options to purchase 10,000 shares of Common Stock upon such appointment or election. The 1994 Plan also provides for automatic annual grants of non-qualified stock options to purchase 10,000 shares of Common Stock to directors who serve as chair of the Audit, Compensation and Strategic Planning Committees of the Board of Directors. In addition, the 1994 Plan permits the discretionary grant by the Board of Directors of non-qualified options to non-employee directors under certain circumstances. All such options are exercisable at an exercise price equal to the fair market value of the Common Stock on the date of grant and are subject to certain vesting schedules. Upon the election by Dr. Hayes and Mr. Hacken to participate in NaPro's Option Restructuring Plan, options to purchase 25,000 shares of Common Stock held by Dr. Hayes and options to purchase 45,000 shares of Common Stock held by Mr. Hacken were canceled and replacement options to purchase 20,000 and 36,000 shares were granted to Dr. Hayes and Mr. Hacken, respectively.

Directors are paid $2,000 for each meeting attended in person and $500 for each meeting attended by telephone. In addition, directors serving on committees of the Board of Directors are paid for attendance at each committee meeting as follows: $1,000 for the committee chairperson attending in person and $500 for non-chair committee members attendance in person or any committee members' attendance by telephone. Directors are reimbursed for their costs incurred in attending Board of Directors meetings.

NaPro and MediScience Associates are parties to a consulting agreement (the "MediScience Agreement") whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, provides NaPro with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. NaPro makes quarterly payments to MediScience under the MediScience Agreement of $12,500 for such services. Dr. Hayes is obligated to provide consulting services under the MediScience Agreement indefinitely, but the MediScience Agreement is terminable by NaPro or MediScience at any time with 90 days prior notice.

Dr. Rudnick, who was appointed as a director of NaPro in October 1998, provides consulting services to NaPro pursuant to a consulting agreement dated June 1, 1998 (the "Rudnick Agreement") whereby Dr. Rudnick provides NaPro with consulting services in the areas of clinical trial strategies and corporate partnering activities. Dr. Rudnick is paid $1,750 per day spent providing consulting services and $700 per day spent traveling on NaPro's behalf. As additional compensation for such services Dr. Rudnick has been granted options to purchase 15,000 shares of Common Stock at an exercise price of $2.00 which vest as services are performed. As compensation for providing consulting services under the Rudnick Agreement during 1998, Dr. Rudnick was paid $34,825 and options to purchase 6,265 shares of Common Stock vested.

Employment Agreements and Termination of Employment Arrangements

NaPro entered into an Amended Employment Agreement with each of Mr. Shaykin and Drs. Ainsworth and Pilia (collectively, the "Senior Executives") on October 5, 1998 (collectively, the "Amended Employment Agreements"). In addition, on October 5, 1998, NaPro entered into Employment Agreements (the "Employment Agreements") with each of Gordon Link and Dr. James McChesney (collectively, the "Executive Officers"). The Amended Employment Agreements and the Employment Agreements are referred to collectively as the "Executive Agreements," and the Senior Executives and the Executive Officers are referred to collectively as the "Executives."

Each Amended Employment Agreement provides for an initial three-year employment term that expires October 5, 2001 (the "Initial Term"), and is automatically renewed on each anniversary of the date of the agreement for a new three-year term (each, a "Renewal Term") unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any Renewal Term. No such notice of termination has been given by any of the Senior Executives. Each Employment Agreement provides for an initial three-year employment term that expires on October 5, 2001 (the "Initial Term") and is automatically renewed at the end of the Initial Term and on October 5th of each year thereafter for an additional one-year term (each a "Renewal Term") unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any Renewal Term. No such notice of termination has been given by any of the Executive Officers.

The Amended Employment Agreements provide for annual base salaries for Mr. Shaykin and Drs. Ainsworth, and Pilia of $159,000, $175,000, and $135,000 respectively. Under the Amended Employment Agreements, in the event of a change of control of NaPro, the Senior Executives are to be granted annual bonuses in amounts determined by the Board's Compensation Committee, but not less than the greater of $20,000 or the amount of the highest annual bonus paid to the Senior Executive for the three prior years. Mr. Shaykin is a part-time employee of NaPro, and is not required under his Amended Employment Agreement to spend more than 20 hours in any week or 80 hours per month on NaPro's affairs.

The Employment Agreements provide for annual base salaries for Mr. Link and Dr. McChesney of $125,000 and $116,600. Under the Amended Employment Agreements, the Senior Executives are to be granted annual bonuses in amounts determined by the Board's Compensation Committee, but not less than the greater of $15,000 or the amount of the highest annual bonus paid to the Senior Executive for the three prior years.

Each Amended Employment Agreement provides for certain benefits if, prior to the end of the Initial Term or any Renewal Term, a Senior Executive's employment is terminated either by NaPro other than for Cause (as defined in the Executive Agreements) or by the Senior Executive for Good Reason (as defined in the Amended Employment Agreements). In general, each Executive would be entitled to receive, subject to certain limitations, (i) a continuance of their respective salary and bonus, if any, through the end of the Initial Term or the then-current Renewal Term, if applicable (but in no event for longer than three years or less than two years), and (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination. The foregoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code").

Each Employment Agreement provides for certain benefits if, prior to the end of the Initial Term or any Renewal Term, an Executive Officer's employment is terminated either by NaPro other than for Cause (as defined in the Executive Agreements) or by the Executive Officer for Good Reason (as defined in the Employment Agreements). In general, each Executive Officer would be entitled to receive, subject to certain limitations, (i) a continuance of their respective salary and bonus, if any, through the end of the Initial Term or the then-current Renewal Term, if applicable (but in no event for longer than three years or less than two years in the case of Mr. Link or less than one year in the case of Dr. McChesney), and (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination. The foregoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code").

In addition, each Executive Agreement provides for payment of a "stay bonus" equal to one year's then current base salary in the event that a Change in Control (as defined in the Executive Agreements) occurs and the Executive remains employed by NaPro (or its successor) and either remains so employed on the first anniversary of the Change in Control or is terminated by NaPro without Cause or by the Executive for Good Reason during the first year following the Change in Control.

The Executive Agreements also contain provisions (i) prohibiting disclosure of confidential information, (ii) granting to NaPro rights to intellectual property developed by the Executives that relate to NaPro's business or developed in the course of employment with NaPro and (iii) prohibiting competition with NaPro under certain circumstances during and for five years after the Executive's employment.

Report on Repricing of Options

On March 25, 1998, the Compensation Committee reviewed the status of NaPro's outstanding options. The Compensation Committee determined that as a result of the drop in the value of the Common Stock at the end of 1997 and beginning of 1998, which was the result of regulatory issues not within the control of the grantees, the existing options did not effectively serve their purpose of helping to retain directors, officers, employees and consultants and to closely align the interests of these groups with those of NaPro. In order to renew these incentives, on March 25, 1998, the Compensation Committee approved and recommended to the Board of Directors a plan to restructure NaPro's outstanding options (the "Option Restructuring Plan"). The Option Restructuring Plan gave holders of NaPro's options the opportunity to have their existing options with exercise prices above $3.00 (the "Covered Options") amended such that the number of shares of Common Stock underlying such options was reduced by 20% or 50%, depending upon the option holder's relationship with NaPro. In addition, the vesting period and expiration date were reset with the result that vested Covered Options became unvested and the time necessary for vesting reset as of that date. Finally, as to options held by former directors and former consultants, the period during which the options could be exercised was shortened. Messrs. Shaykin and Link and Drs. Ainsworth, Pilia and McChesney each elected to participate in the Option Restructuring Plan.

On March 27, 1998, Mr. Shaykin held Covered Options to purchase 250,000 shares of Common Stock (including options to purchase 100,000 shares which were granted by the Compensation Committee but had not been issued because the 1994 Plan had insufficient options remaining), of which options to purchase 62,500 shares were vested. Pursuant to the Option Restructuring Plan, the Covered Options were amended into options to purchase, in aggregate, 200,000 shares of Common Stock which will vest at a rate of 25% per year on each anniversary of the amendments.

On March 27, 1998, Dr. Ainsworth held Covered Options to purchase 190,000 shares of Common Stock (including options to purchase 100,000 shares which were granted by the Compensation Committee but had not been issued because the 1994 Plan had insufficient options remaining), of which options to purchase 32,500 shares were vested. Pursuant to the Option Restructuring Plan, the Covered Options were amended into options to purchase, in aggregate, 152,000 shares of Common Stock which will vest at a rate of 25% per year on each anniversary of the amendments.

On March 27, 1998, Dr. Pilia held Covered Options to purchase 95,000 shares of Common Stock (including options to purchase 50,000 shares had been granted by the Compensation Committee but had not been issued because the 1994 Plan had insufficient options remaining), of which options to purchase 16,250 shares were vested. Pursuant to the Option Restructuring Plan, the Covered Options were amended into options to purchase, in aggregate, 76,000 shares of Common Stock which will vest at a rate of 25% per year on each anniversary of the amendments.

On March 27, 1998, Mr. Link held Covered Options to purchase 75,000 shares of Common Stock (including options to purchase 25,000 shares had been granted by the Compensation Committee but had not been issued because the 1994 Plan had insufficient options remaining), of which options to purchase 17,500 shares were vested. Pursuant to the Option Restructuring Plan, the Covered Options were amended into options to purchase, in aggregate, 60,000 shares of Common Stock which will vest at a rate of 25% per year on each anniversary of the amendments.

On March 27, 1998, Dr. McChesney held Covered Options to purchase 50,000 shares of Common Stock (including options to purchase 15,000 shares had been granted by the Compensation Committee but had not been issued because the 1994 Plan had insufficient options remaining), of which options to purchase 15,000 shares were vested. Pursuant to the Option Restructuring Plan, the Covered Options were amended into options to purchase, in aggregate, 40,000 shares of Common Stock which will vest at a rate of 25% per year on each anniversary of the amendments.


                                            Ten-Year Option Repricings


                                                                                                               Length of
                                          Number of                                                            Original
                                         Securities                                                           Option Term
                                         Underlying     Market Price of     Exercise Price                   Remaining at
                                           Options       Stock at Time        at Time of          New           Date of
                                         Repriced or    of Repricing or      Repricing or       Exercise     Repricing or
          Name               Date        Amended (#)     Amendment ($)      Amendment ($)      Price ($)       Amendment
------------------------- -----------  --------------- ------------------ ------------------ -------------- ---------------

Sterling K. Ainsworth       3/27/98         40,000          $1.8125           $10.125           $1.8125           7.65
President and C.E.O.        3/27/98         50,000          $1.8125            $7.125           $1.8125           8.64
                            3/27/98        100,000          $1.8125            $8.313           $1.8125           9.57
Leonard P. Shaykin          3/27/98        100,000          $1.8125           $10.125           $1.8125           7.65
Chairman of the Board       3/27/98         50,000          $1.8125            $7.125           $1.8125           8.65
                            3/27/98        100,000          $1.8125            $8.313           $1.8125           9.57
Patricia A. Pilia           3/27/98         20,000          $1.8125           $10.125           $1.8125           7.65
Executive VP,               3/27/98         15,000          $1.8125            $8.750           $1.8125           8.35
Secretary and               3/27/98         10,000          $1.8125            $7.125           $1.8125           7.81
Treasurer                   3/27/98         50,000          $1.8125            $8.313           $1.8125           9.57
Gordon H. Link, Jr.         3/27/98         10,000          $1.8125            $6.000           $1.8125           4.64
Chief Financial Officer     3/27/98         10,000          $1.8125           $10.125           $1.8125           7.65
                            3/27/98         15,000          $1.8125            $8.750           $1.8125           8.35
                            3/27/98          5,000          $1.8125            $7.125           $1.8125           7.81
                            3/27/98         10,000          $1.8125            $7.125           $1.8125           7.21
                            3/27/98         25,000          $1.8125            $8.313           $1.8125           9.57
James D. McChesney          3/27/98         25,000          $1.8125           $10.125           $1.8125           7.65
VP, Natural Products        3/27/98         10,000          $1.8125            $7.125           $1.8125           8.64
Chemistry                   3/27/98         15,000          $1.8125            $8.313           $1.8125           9.57
David Denny                 3/27/98         24,000          $1.8125           $11.750           $1.8125           7.44
VP, Operations              3/27/98         10,000          $1.8125            $7.125           $1.8125           8.64
                            3/27/98         10,000          $1.8125            $7.125           $1.8125           9.21
                            3/27/98         30,000          $1.8125            $8.313           $1.8125           9.57
William Fairbairn           3/27/98          5,000          $1.8125           $10.875           $1.8125           7.44
VP, Regulatory Affairs      3/27/98         20,000          $1.8125            $8.750           $1.8125           8.35
                            3/27/98          5,000          $1.8125            $7.125           $1.8125           8.64
                            3/27/98         25,000          $1.8125            $7.125           $1.8125           9.21
                            3/27/98         15,000          $1.8125            $8.313           $1.8125           9.57



             Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, NaPro's directors and certain of its officers, and persons holding more than ten percent of NaPro's Common Stock are required to file forms reporting their beneficial ownership of NaPro's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish NaPro copies of forms so filed. Based solely upon a review of copies of such forms filed with NaPro, Mr. Shaykin was late in filing one Form 5 on which he reported 1 transaction, Mr. Denny and Mr. Fairbairn, a former Vice President of NaPro, were late in filing Form 5s on which they reported six and seven transactions, respectively. Stanley Knowlton and Seth Rudnick were each late in filing a Form 3. No other directors or officers were late in filing any reports on Forms 3, 4 and 5.


Compensation Committee Interlocks and Insider Participation

Currently, the Compensation Committee, consists of Drs. Hayes and Rudnick and Messrs. Hacken and Knowlton.

Compensation Committee Report on Executive Compensation.

The report of the Compensation Committee of the Board of Directors (the "Committee") shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, or under the Securities Exchange Act of 1934, except to the extent that NaPro specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Goals. The Committee implements NaPro's executive compensation policies. NaPro is committed to executive compensation policies that promote and support NaPro's goals and that inspire executives to make a significant contribution to the financial performance of NaPro. The Company's overall compensation philosophy for executive officers has the following objectives: (1) the attraction and retention of qualified personnel whose participation is important to the short-term and long-term success of NaPro; and (2) the creation of a mutual interest between executive officers and stockholders that permits executive officers to share in the risks and rewards of strategic decision-making.

NaPro has established its executive compensation policies using the above objectives as its foundation. The Committee's current practice is to review the compensation of each of the corporate officers. The Committee also administers all annual bonuses and equity based incentive compensation including grants of stock options and restricted stock. The following describes the three primary components of NaPro's current executive compensation program.

Base Salary. For 1998, the base salary compensation of NaPro's Chief Executive Officer, Dr. Ainsworth, and certain other senior executives, was primarily determined by such officers' employment agreements with NaPro. The Compensation Committee believes that the current base salaries of NaPro's executive officers are justified due to NaPro's financial condition.

Annual Bonus. Due to NaPro's financial position, the only bonus granted to NaPro's executive officers during 1998 was a bonus in the amount of $25,433 paid to its Chief Financial Officer, Mr. Link.

Equity-based Incentives. NaPro considers equity-based incentives to be an integral part of executive compensation. The Committee believes that the grant of restricted stock awards, stock options and other awards pursuant to the 1993 Stock Option Plan, 1994 Long-Term Performance Incentive Plan, and 1998 Stock Option Plan has been, and will continue to be, an effective method for the creation of a mutual interest between NaPro's employees and NaPro's stockholders. During 1998, stock options were granted to seven executive officers. These grants were recommended to the Committee by the Chairman of the Board and the President. Factors considered in the grant of restricted stock awards and stock options include recommendations made to the Committee by the Chairman of the Board and the president of NaPro and the Committee's own subjective evaluation of the individual executive's performance and the performance of NaPro, taking into account the goal and overall compensation philosophy stated above. The recommendations of such grants to the Committee and the Committee's approval of such recommendations were not based on any specific formulas.

For 1998 the total compensation (including bonuses and equity-based incentives) of NaPro's Chief Executive Officer, Dr. Ainsworth, and other senior executives, was assessed in light of such executives' performance and the progress of NaPro. Factors taken into account included the achievements by NaPro in initiating clinical studies, steps taken toward securing a marketing partner for the United States and other steps taken by NaPro to support the manufacture, registration, and marketing of NaPro's primary product, paclitaxel.

                                     Item 12

         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 19, 1999, regarding ownership of the Common Stock by (1) persons believed by NaPro to be the beneficial owners of more than five percent of its outstanding Common Stock;
(2) by each Director and nominee for director and by the officers of NaPro named in the Summary Compensation Table; and (3) by all current executive officers and directors of NaPro as a group. Unless otherwise noted, all addresses are care of: NaPro BioTherapeutics, Inc., 6304 Spine Road, Unit A, Boulder, CO 80301.


                                                   Number of
Name of Director, Officer or                       Shares of         Percent of
Beneficial Owner(1)                              Common Stock          Class
-------------------------------                  ------------         ------
Leonard P. Shaykin                                 759,676(2)          4.06%
Sterling K. Ainsworth                            1,156,656(3)          6.17%
Patricia A. Pilia                                  321,584(4)          1.72%
Gordon H. Link, Jr.                                 59,959(5)            *
James D. McChesney                                  19,407(6)            *
Arthur H. Hayes, Jr.                                40,000(7)            *
Mark B. Hacken                                      56,000(8)            *
Seth Rudnick                                        17,665(9)            *
Stanley Knowlton                                   79,500(10)            *
All Directors and Executive Of
ficers as a Group (10 persons)                  2,523,362(11)          13.37%
State of Wisconsin Investment
Board, P.O. Box 7842
Madison, WI 53707                               1,069,500(12)          5.73%
---------
* Less than 1%.
(1) Unless otherwise noted, NaPro believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock beneficially owned by them.

(2) Includes 50,000 shares of Common Stock issuable upon exercise of options granted to Mr. Shaykin under the 1994 Plan.
(3) Includes 16,000 shares of Common Stock issuable upon exercise of non-plan options granted to Dr. Ainsworth in connection with the formation of NaPro in 1991; 38,000 shares of Common Stock issuable upon exercise of 1994 Plan options and 42,550 shares of Common Stock gifted by Dr. Ainsworth to relatives and certain other persons, which Dr. Ainsworth may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Does not include shares held by Dr. Pilia, who is engaged to be married to Dr. Ainsworth, and Dr. Ainsworth disclaims beneficial ownership of the shares of Common Stock beneficially owned by Dr. Pilia as well as of the gifted shares over which Dr. Ainsworth holds powers of attorney.
(4) Includes 19,000 shares of Common Stock issuable upon exercise of 1994 Plan options and 10,800 shares of Common Stock gifted by Dr. Pilia to relatives and certain other persons which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Does not include shares held by Dr. Ainsworth. Dr. Pilia disclaims beneficial ownership of shares of Common Stock beneficially owned by Dr. Ainsworth and the gifted shares over which Dr. Pilia holds powers of attorney. See note (3) above.
(5) Includes 13,334 shares of Common Stock issuable upon the exercise of options granted to Mr. Link under NaPro's 1993 Stock Option Plan and 15,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Link under the 1994 Plan.
(6) Includes 10,000 shares of Common Stock issuable upon exercise of options granted to Dr. McChesney under the 1994 Plan.
(7) Includes 40,000 shares of Common Stock issuable upon exercise of options granted to Dr. Hayes under the 1994 Plan.
(8) Includes 56,000 shares of Common Stock issuable upon exercise of options granted to Mr. Hacken under the 1994 Plan.
(9) Includes 17,665 shares of Common Stock issuable upon exercise of options granted to Dr. Rudnick under the 1994 Plan.
(10) Includes 10,000 shares of Common Stock issuable upon exercise of options granted to Mr. Knowlton under the 1994 Plan, 5,000 shares of Common Stock held in a limited partnership, and 21,000 shares of Common Stock held by spouse.
(11) Includes an aggregate of 299,799 shares of Common Stock issuable upon exercise of outstanding stock options held by such persons. This amount does not include 10,215 shares held by an executive officer who resigned in February 1999.
(12) Information in the table as to beneficial ownership of Common Stock by the State of Wisconsin Investment Board is based upon filings made on Schedule 13G by the State of Wisconsin Investment Board.

                                     Item 13

                 Certain Relationships and Related Transactions

In June 1993, NaPro entered into a 20-year strategic alliance (the "IVAX Agreement") with Baker Norton Pharmaceuticals, a subsidiary of IVAX, one of the largest generic pharmaceutical companies in the United States, which provides for certain exclusive and non-exclusive rights for IVAX to develop and market NaPro's paclitaxel. NaPro supplied IVAX with paclitaxel pursuant to the terms of the IVAX Agreement until March 1997 when NaPro and IVAX terminated the IVAX Agreement. During 1998, NaPro's sales of paclitaxel to IVAX were $2,722,000, or 55% of NaPro's revenues during such period. Until April 1998, IVAX, through D&N, beneficially owned 1,126,398 shares of the Common Stock.

On March 20, 1998, NaPro and IVAX entered into an agreement (the "Termination Agreement") terminating the IVAX Agreement. Under the Termination Agreement, NaPro is obligated to sell a fixed quantity of paclitaxel to IVAX, at a fixed price, in installments with the final installment due in the first quarter of 1999. In addition, the Termination Agreement grants IVAX a royalty-free, limited, non-exclusive license for NaPro's patent application entitled "Injectable Composition" (the "NaPro Patent"), in the United States, Europe, and certain other world markets. As consideration for this licence, NaPro has received $6,070,000, $2,000,000 of which was placed in escrow to be released in installments corresponding to delivery of paclitaxel to IVAX, and has received 1,126,398 shares of Common Stock owned by D&N Holding Company, a wholly-owned subsidiary of IVAX. In addition, upon issuance of the NaPro Patent in the United States and various countries, IVAX made the following additional payments to
NaPro: $3,750,000 upon issuance of the NaPro Patent in the United States, and $2,610,000 upon issuance of the NaPro Patent in the European Patent Office.

On the same day the Termination Agreement was executed, NaPro, IVAX, and Mr. Shaykin entered into an agreement relating to a warrant (the "Warrant") to purchase 111,111 shares of Common Stock at an exercise price of $0.075 per share. Mr Shaykin acquired the Warrant from IVAX in 1996. Pursuant to the agreement, Mr. Shaykin paid $100,000 to IVAX and IVAX forgave the indebtedness represented by a promissory note in the principal amount of $944,443 that had represented the original purchase price of the Warrant by Mr. Shaykin. In exchange for remission of the warrant to NaPro by Mr. Shaykin, NaPro agreed to indemnify IVAX from any loss associated with such transaction.

NaPro and Seth Rudnick, M.D. entered into a consulting agreement whereby Dr. Rudnick provides consulting services for NaPro pursuant to a consulting agreement dated June 1, 1998 (the "Rudnick Agreement") whereby Dr. Rudnick provides NaPro with consulting services in the areas of clinical trial strategies and corporate partnering activities. Dr. Rudnick is paid $1,750 per day spent providing consulting services and $700 per day spent traveling on NaPro's behalf. As additional compensation for such services Dr. Rudnick has been granted options to purchase 15,000 shares of Common Stock at an exercise price of $2.00 which vest as services are performed. As compensation for providing consulting services under the Rudnick Agreement during 1998, Dr. Rudnick was paid $34,825 and options to purchase 6,265 shares of Common Stock vested.

NaPro and MediScience Associates, Inc. ("MediScience"), entered into a consulting agreement (the "MediScience Agreement") whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, will provide NaPro with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. NaPro makes quarterly payments to MediScience under the MediScience Agreement of $12,500 for such services. Dr. Hayes is obligated to provide consulting services under the MediScience Agreement indefinitely, provided that the MediScience Agreement is terminable by NaPro with 90 days prior notice or by MediScience at any time with 90 days prior notice.

Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this amendment to its report on Form 10-K to be signed on its behalf.

NAPRO BIOTHERAPEUTICS, INC.
                *
Sterling K. Ainsworth, Ph.D.                   President, Chief                                     April 30, 1999
                                               Executive Officer; Director


Pursuant to the Exchange Act, this report has been signed on behalf of NaPro and in the capacities indicated.

                *                              Chairman of the Board of                             April 30, 1999
---------------------------------------
Leonard P. Shaykin                             Directors

                *                              President, Chief                                     April 30, 1999
---------------------------------------
Sterling K. Ainsworth, Ph.D.                   Executive Officer; Director

/s/ Gordon H. Link, Jr.                        Vice President, Chief                                April 30, 1999
-----------------------
Gordon H. Link, Jr                             Financial Officer
                                               (Principal Financial Officer)

/s/ Robert L. Poley                            Controller                                           April 30, 1999
-------------------
Robert L. Poley                                (Principal Accounting Officer)

               *                               Director                                             April 30, 1999
------------------------------------
Arthur H. Hayes, Jr., M.D.

               *                               Director                                             April 30, 1999
------------------------------------
Mark B. Hacken

               *                               Director                                             April 30, 1999
------------------------------------
Stanley Knowlton

                *                              Director                                             April 30, 1999
---------------------------------------
Patricia A. Pilia, Ph.D.

               *                               Director                                             April 30, 1999
------------------------------------
Seth Rudnick, M.D.

*By:/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr., Attorney in Fact