Form 10-Q
period 1999-03-31
NAPRO BIOTHERAPEUTICS INC
filed 1999-05-17
CIK 891504

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                          Quarter ended March 31, 1999


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

The number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1999:

Common Stock, $.0075 par value                               19,049,695
Non-voting Common Stock, $.0075 par value                       395,000


Total number of pages in document--18

                                            NaPro BioTherapeutics, Inc.

                                                 Table of Contents

                                                                          Page
Part I   Financial Information

         Consolidated Financial Statements

              Balance Sheet                                                  3

              Statement of Operations                                        5

              Statement of Cash Flow                                         6

              Notes to Consolidated Financial Statements                     8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

         Quantitative and Qualitative Disclosures about
           Market Risk                                                      15


Part II  Other Information

         Legal Proceedings                                                  15

         Changes in Securities                                              15

         Defaults Upon Senior Securities                                    15

         Submission of Matters to a Vote of Security Holders                15

         Other Information                                                  15

         Exhibits and Reports on Form 8-K                                   15


Signatures                                                                  16

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements


                           NaPro BioTherapeutics, Inc.
                                  Balance Sheet
                                     Assets




                                                                              March 31,              December 31,
                                                                                 1999                   1998
                                                                              unaudited)


Current assets:

         Cash and cash equivalents                                             $   4,783,000        $  7,244,000
         Securities available for sale                                               200,000             197,000
         Accounts receivable                                                         854,000             403,000
         Inventory                                                                 2,433,000           2,713,000
           Restricted cash                                                           980,000           1,320,000
         Prepaid expense and other                                                 1,021,000             343,000
                                                                               -------------        ------------
Total current assets                                                              10,271,000          12,220,000

Property and equipment, net                                                       11,323,000          11,558,000
Inventory                                                                          1,460,000           1,571,000
Other assets                                                                         317,000             317,000
                                                                               -------------        ------------
Total assets                                                                    $ 23,371,000        $ 25,666,000
                                                                               =============        ============















                                              See accompanying notes






                                            NaPro BioTherapeutics, Inc.
                                                   Balance Sheet
                                       Liabilities and Stockholders' Equity


                                                                              March 31,              December 31,
                                                                                1999                    1998
                                                                             (unaudited)


Current liabilities:
         Accounts payable                                                      $    1,472,000       $        1,317,000
         Accrued payroll and payroll taxes                                            555,000                  451,000
         Notes payable--current portion                                               350,000                  421,000
           Senior convertible debt                                                          -                        -
         Deferred revenue                                                           1,840,000                2,910,000
                                                                               --------------       ------------------
Total current liabilities                                                           4,217,000                5,099,000

Notes payable--long term                                                               33,000                   80,000
Senior convertible debt                                                             3,769,000                5,176,000
                                                                               --------------       ------------------

Total liabilities                                                                   8,019,000               10,355,000

Minority interest                                                                     622,000                  622,000

Senior convertible redeemable preferred stock, Series C                             3,184,000                3,805,000

Stockholders' equity Preferred stock, $.001 par value:
         Authorized shares--2,000,000
         Issued--none (unaudited in 1999)                                                   -                        -
     Non-voting common stock, convertible on disposition
         into voting common stock, $.0075 par value:
         Authorized shares--1,000,000 shares
         Issued and outstanding shares--395,000 (unaudited
              in 1999)                                                                  3,000                    3,000
     Common stock, $.0075 par value:
         30,000,000 authorized
         19,085,805 shares issued in 1999 (unaudited),
         and 17,902,407 in 1998                                                       143,000                  134,000
     Additional paid-in capital                                                    58,741,000               58,045,000
     Deficit                                                                      (45,557,000)             (43,618,000)
     Treasury stock--539,867 shares in 1999 (unaudited)
         and 1,114,525 shares in 1998                                              (1,784,000)              (3,680,000)
                                                                               --------------       ------------------
Total stockholders' equity                                                         11,546,000               10,884,000
                                                                               --------------       ------------------
Total liabilities and stockholders' equity                                     $   23,371,000       $       25,666,000
                                                                                =============       ==================


                                              See accompanying notes

                                            NaPro BioTherapeutics, Inc.

                                              Statement of Operations
                                                    (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31,

                                                                                  1999                   1998
                                                                                 ------                  -----

Sales                                                                          $   2,037,000        $        2,415,000

Expense:
         Research, development and cost of products sold                           2,811,000                 2,645,000
         General and administrative                                                1,222,000                 1,876,000
                                                                               -------------        ------------------
                                                                                   4,033,000                 4,521,000
                                                                               -------------        ------------------

Operating loss                                                                    (1,996,000)               (2,106,000)
Other income (expense):
           License fee                                                               340,000                 4,070,000
         Interest income                                                              75,000                    93,000
         Interest expense                                                           (176,000)                 (293,000)
                                                                               -------------        ------------------
Income (loss) before extraordinary item                                           (1,757,000)                1,764,000
Extraordinary item--loss on early
         extinguishment of debt                                                     (182,000)                        -
                                                                               --------------       ------------------
Net income (loss)                                                              $  (1,939,000)       $        1,764,000
                                                                               =============        ==================

Earnings (loss) per share:
         Income (loss) before extraordinary item                               $         (0.10)     $             0.13
         Extraordinary item                                                              (0.01)                      -
                                                                               ---------------      ------------------
         Net Income (loss)                                                     $         (0.11)    $             0.13
                                                                              =================    ==================
Earnings (loss) per share, assuming dilution:
         Income (loss) before extraordinary item                               $         (0.10)     $            0.10
         Extraordinary item                                                              (0.01)                    -
                                                                               ----------------     ----------------
         Net income (loss)                                                     $         (0.11)     $            0.10
                                                                               ===============      =================
Weighted average shares outstanding                                                 17,663,429             13,549,358
                                                                               ===============      =================
Weighted average shares outstanding, assuming dilution                              17,663,429             16,961,508
                                                                               ===============      =================

                                              See accompanying notes.

                                            NaPro BioTherapeutics, Inc.

                                              Statement of Cash Flow
                                                    (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       1999                1998
                                                                                      ------              -----
Operating activity

Net income (loss)                                                                     $  (1,939,000)       $  1,764,000
Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activity:
         Depreciation                                                                       392,000             497,000
         Accretion of debt issue cost, warrant allocation
              and conversion rights allocation                                               94,000             142,000
         Compensation paid with common stock,
              options and warrants                                                          227,000             139,000
         Interest expense paid with common stock                                              6,000             102,000
         Loss on early extinguishment of debt                                                35,000               7,000
         Changes in operating assets and liabilities:
              Accounts receivable                                                          (450,000)             536,000
              Inventory                                                                     390,000             (660,000)
              Prepaid expense and other assets                                              220,000              (25,000)
              Accounts payable                                                              156,000             (523,000)
              Accrued liabilities                                                           104,000               64,000
              Deferred revenue                                                           (1,070,000)           2,698,000
                                                                                      -------------        -------------
Net cash provided (used) by operating activity                                           (1,835,000)           4,741,000
Investing activity
         Transfer from (to) restricted cash                                                 340,000           (1,950,000)
         Additions to property and equipment                                               (180,000)            (311,000)
         Proceeds from the sale of property and equipment                                    12,000                3,000
                                                                                      -------------        -------------
         Net cash provided (used) by investing activity                                     172,000           (2,258,000)
Financing activity
         Proceeds from notes payable                                                         66,000               80,000
         Preferred stock dividend                                                           (46,000)                   -
         Payments on notes payable                                                         (818,000)            (829,000)
         Proceeds from sale of common stock,
              and exercise of common stock warrants                                               -               42,000
                                                                                      -------------        -------------
         Net cash used by financing activity                                               (798,000)             (707,000)
                                                                                      -------------        --------------
Net increase (decrease) in cash and cash equivalents                                     (2,461,000)            1,776,000
Cash and cash equivalents at beginning of period                                          7,244,000             8,102,000
                                                                                      -------------        --------------
Cash and cash equivalents at end of period                                            $   4,783,000        $    9,878,000
                                                                                      =============        ==============




                                   NaPro BioTherapeutics, Inc. and Subsidiaries

                                        Statement of Cash Flow (continued)








                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       1999                1998
                                                                                      ------              -----

Supplemental schedule of activity:

Interest paid                                                                         $      83,000        $     145,000

Noncash transactions:
         Conversion of senior convertible debt to common stock                              959,000              713,000
         Conversion of convertible preferred shares
              to common stock                                                               659,000               60,000
         Exchange of preferred shares of subsidiary for
              common stock of parent                                                              -            1,951,000
         Issuance of common stock for compensation
              previously accrued                                                              3,000               40,000
         Accretion of convertible preferred stock conversion
              rights valuation, offering cost and warrant valuation                          38,000              234,000
         Contribution of common stock from treasury to
              retirement plan                                                               898,000                    -



                                              See accompanying notes.

                           NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

1.       Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the NaPro Annual Report on Form 10-K for the year ended December 31, 1998.


2.       Inventory                      March 31,              December 31,
                                         1999                    1998

         Raw materials                $   143,000               $   151,000
         Work-in-process                1,333,000                   930,000
         Finished goods                   957,000                 1,632,000
                                      -----------               -----------
                                       $2,433,000                $2,713,000
                                       ==========                ==========

         Non-current inventory

         Raw materials                $   906,000               $   833,000
         Work-in-process                  554,000                   738,000
                                      -----------               -----------
                                       $1,460,000                $1,571,000
                                       ==========                ==========

3.       Common Stock

In the March 1999 quarter NaPro issued 741,535 shares of common stock in conversion of $927,000 of NaPro's senior convertible debt and issued 4,936 shares of common stock in payment of $6,000 interest on the senior convertible debt. In the March 1999 quarter NaPro issued 446,955 shares of common stock in conversion of 1,556 shares of NaPro's senior convertible preferred stock and issued 1,927 shares of common stock in payment of $3,000 in dividends on the senior convertible preferred stock.

Endeavoring to retain as many of its qualified employees as possible in a competitive marketplace, in 1999 NaPro issued 554,161 shares of common stock from its treasury to the Company's retirement plans for use in making the 1999 retirement plan contributions. In the March 1999 quarter NaPro expensed $210,000 for the portion of the contributions applicable to the quarter.

4.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share. In calculating diluted earnings per share for the period in which a loss is reported, the impact of all additional shares is antidilutive, and thus not included in the calculation.




                                                                                              March 31,
                                                                                     1999                 1998

Numerator:

   Net income (loss)                                                             $   (1,939,000)          $  1,764,000
   Preferred stock dividends                                                            (49,000)               (62,000)
                                                                                 --------------           ------------
   Numerator for earnings (loss) per share - income
        available to common stockholders                                         $   (1,988,000)           $ 1,702,000

Effect of dilutive securities:
   Senior convertible debt                                                                    -                 19,000
   Preferred stock dividends                                                                  -                 47,000
                                                                                 --------------           ------------
   Numerator for earnings (loss) per share, assuming dilution - income
        available to common stockholders after assumed conversions                $  (1,988,000)           $ 1,768,000
                                                                                  ==============           ===========

Denominator:
   Denominator for earnings (loss) per share - weighted
        average shares outstanding                                                   17,663,429            13,549,358
   Senior convertible debt                                                                    -               954,960
   Convertible preferred stock                                                                -             2,031,700
   Non-voting common stock                                                                    -               395,000
   Stock options and warrants                                                                 -                30,490
                                                                                 --------------           -----------
Dilutive potential common shares                                                              -             3,412,490
                                                                                 --------------           -----------
   Denominator for earnings (loss) per share, assuming dilution adjusted weighted-average shares outstanding and assumed
        conversions                                                                  17,663,429            16,961,508
                                                                                 ==============          ============

Earnings (loss) per share                                                        $        (0.11)      $          0.13
                                                                                 ===============      ===============
Earnings (loss) per share, assuming dilution                                     $        (0.11)      $          0.10
                                                                                 ===============      ===============

5.      Extraordinary Item

In January 1999, NaPro redeemed $633,000 in note principal on its senior convertible notes. NaPro recorded a loss on early extinguishment of debt of $182,000 which includes a $158,000 premium paid and $24,000 of unamortized debt issue cost.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

General

NaPro is a natural product pharmaceutical company which is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees. NaPro's paclitaxel is referred to herein as "NaPro Paclitaxel."

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIPTM) technology for producing NaPro Paclitaxel. To advance the development and commercialization of NaPro Paclitaxel, NaPro entered into 20-year, exclusive agree ments with each of Faulding and IVAX for the clinical development, sales, marketing and distribution of NaPro Paclitaxel. As described more fully below, NaPro's exclusive agreement with IVAX was terminated in March 1998 pursuant to a termination agreement with IVAX (the "Termination Agree ment"). NaPro is actively seeking one or more partners to replace IVAX. NaPro is currently dependent for revenue exclusively on sales of NaPro Paclitaxel, on fees from licencing its technology and on amounts payable by IVAX to NaPro under the Termination Agreement

Through March 31, 1999, NaPro's production of NaPro Paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activity and has incurred significant operating losses, including operating losses of approximately $13.4 million and $13.8 million for the years ended December 31, 1998 and 1997, respectively. For the quarter ended March 31, 1999, NaPro recorded an operating loss of $2 million, resulting in an accumulated deficit of $45.6 million. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research and development activities. NaPro anticipates that annual losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

NaPro believes that its ability to generate such revenue depends primarily on the ability to enter into agreements with one or more partners for the clinical development, sales, marketing and distribution of NaPro Paclitaxel, to obtain regulatory approval in the U.S. or another major market for the commercial sale of NaPro Paclitaxel, to obtain regulatory approval for its manufacturing facilities and to construct manufacturing facilities that produce quantities of NaPro Paclitaxel sufficient to supply NaPro's current and any future strategic partners' requirements for commercial sales.

In January 1995, Faulding received approval to market NaPro Paclitaxel commercially in Australia under the trade name ANZATAX(TM). The ability of Faulding to continue to market NaPro Paclitaxel in Australia pursuant to Faulding's marketing approval and the success of these marketing efforts will continue to have a significant affect on NaPro's revenue and profitability.

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

In February 1998, due to the delay in receiving marketing approval for NBT Paclitaxel, NaPro underwent a restructuring to decrease overall cost, announcing the planned layoff of 53 employees. As part of this restructuring, NaPro discontinued operations at its British Columbia manufacturing facility and suspended construction of its commercial scale manufacturing facility in Boulder, Colorado. Completion of the Boulder facility will require additional financing, which NaPro intends to seek at such time as NaPro anticipates sufficient product demand to warrant completion of the facility.

In March 1998, NaPro and IVAX entered into the Termination Agreement. Termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NaPro Paclitaxel itself or to seek a new partner or partners with which to pursue regulatory approvals and marketing of NBT Paclitaxel, in either such case in areas outside the Faulding territory. NaPro continues negotiations which are expected to lead to the selection of one or more marketing and development partners. NaPro believes that new development and marketing agreements may allow NaPro to take advantage of its partners' knowledge and expertise in clinical testing and sales, marketing and distribution. However, the termination of its agreement with IVAX currently leaves NaPro without such a partner, and there can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NaPro Paclitaxel in these areas, or that NaPro or such partner, if found, will be able to secure regulatory approval or effectively market NaPro Paclitaxel. NaPro's future growth and profitability will depend on the success of NaPro's strategic partners in fostering acceptance in the oncology market for NaPro Paclitaxel as a preferred form of chemotherapy to be used along or in combination with other chemotherapeutic agents. Failure to find such a strategic partner could have a material adverse effect on NaPro.

Results of Operations

Quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 Sales for the 1999 quarter were $2 million, representing a decrease of $400,000 from the 1998 quarter. Sales to IVAX for the 1999 quarter were $1 million, down $400,000 from the 1998 quarter. Sales to IVAX, as a result of the Termination Agreement, are expected to end in the second 1999 quarter. Future sales in territory outside that covered by NaPro's agreement with Faulding (the "Faulding Agreement") may be dependent upon the ability of NaPro to secure new agreements supporting the development and marketing of NaPro Paclitaxel within that territory. The change in sales other than to IVAX related primarily to the timing of product shipments. Shipments to NaPro's strategic partners may vary significantly on a quarter-to-quarter basis depending on a number of factors including the timing and size of any clinical trials conducted by the strategic partners and the level of inventory carried by the strategic partners. This quarter-to-quarter variability will continue until stable commercial demand has been established for the product in a major market.

Research, development and cost of products sold expense for the 1999 quarter was $2,800,000, up $200,000 from the 1998 quarter, primarily because of expanded clinical trials.

General and administrative expense for the 1999 quarter was $1.2 million, down $700,000 from the 1998 quarter. The decrease is primarily attributable to decrease in outside services and legal fees.

License fee income for the 1999 quarter was $300,000, down $3.7 million from the 1998 quarter. This income in both quarters related to a license fee paid by IVAX in conjunction with the Termination Agreement. Under the Termination Agreement, NaPro expects to record up to an additional $1 million in license fees in the second quarter of 1999 (all of which has been received but is escrowed pending future product deliveries). NaPro is actively seeking one or more new pharmaceutical partners to replace IVAX. There can be no assurance, however, that NaPro will succeed in obtaining any new pharmaceuti cal partners or in earning any license fees other than the license fee being paid under the Termination Agreement.

Interest expense for the 1999 quarter was $200,000, a decrease of $100,000 from the 1998 quarter. The decrease is attributable to a smaller balance due on the senior convertible debt. (See Liquidity and Capital Resources).

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At March 31, 1999, NaPro had a working capital balance of $6.1 million. This compared to a working capital balance of $7.1 million as of December 31, 1998. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $27.8 million, on the exercise of warrants and options of $5.7 million, on net borrowings of $12 million, and on loans and advances from its stockholders and strategic partners.

NaPro's existing capital and anticipated 1999 sales are expected to provide adequate capital to fund its necessary operations and capital expenditures in 1999. Pharmaceutical development is, however, a costly and time consuming process. NaPro is actively pursuing partners to assist in the development and marketing of its products, and may seek other forms of long-term financing should such financing become available on acceptable terms.

In June 1997, NaPro privately placed $10.3 million of senior convertible notes (the "Convertible Notes"). The notes mature in June 2000 and bear an interest rate of 5%. Interest on the notes is payable in cash or in common stock at NaPro's option. The notes are convertible into common stock at a 10% discount from the lowest market price of the common stock during specified periods prior to the conversion. If not converted, upon maturity, the notes will be exchanged for 13.75% 5-year debentures. In the March 1999 quarter NaPro issued 741,535 shares of common stock in conversion of $927,000 principal of the notes, and 4,936 shares of common stock in payment of $6,000 interest on the notes.

In January and March 1998, and January and March, 1999, the notes were amended (see below). In January 1999 NaPro redeemed $633,000 in note principal and paid $162,000 premium and interest in connection with the redemption. NaPro anticipates that it may elect to pay off all or part of the notes during 1999, although there can be no assurance that it will have the necessary funds to do so, or even if such funds are available, that it will pay off all or part of the notes.

In December 1997, NaPro closed a private placement of 5,000 shares of Series C Senior Convertible Preferred Stock (the "C Preferred") for an aggregate issuance price of $5 million. The C Preferred accrues dividends at 5% per year payable in common stock or cash at NaPro's option. The C Preferred is convertible into common stock at a 5% discount from the market price during specified periods prior to the conversion date. After December 8, 2000, NaPro has the right to pay the redemption price in the form of 13.75% notes due in December 2005.

In January and March, 1998 and January and March, 1999, NaPro entered into amendments (the "Amendments") with the C Preferred investor and the holders of the Convertible Notes (together the Investors"). Subject to certain exceptions, the Amendments limit: (a) the number of shares which could be converted in the event the stock price is below $4.00 per share to no more than 450,000 shares per month through May 14, 1999 and (b) the ability of the Investors to force NaPro to redeem any portion of the securities for cash. In May 1999 NaPro entered into an amendment with the C Preferred investor to extend through May 31, 1999 the limitations on monthly conversions that had been scheduled to expire on May 14, 1999. The holders of its Convertible Notes did not agree to extend the limitations on monthly conversions, and such limitations expired on May 14, 1999. The remaining balances in the C Preferred and the Convertible Notes are $3,047,000 and $3,396,000, respectively, at May 14, 1999. At its option and upon compliance with specified notice provisions, NaPro may redeem all or part of the C Preferred and Convertible Notes for amounts ranging from 130% to 140% of the outstanding principal and accrued dividends and interest.

In the March 1999 quarter NaPro issued 446,955 shares of common stock in conversion of the C Preferred and 1,927 shares of common stock in payment of dividends on the C Preferred.

In June 1993, NaPro entered into an initial 10 year exclusive agreement with IVAX to develop and market paclitaxel in the United States, Europe, and other parts of the world (the "IVAX Agreement"). NaPro and IVAX terminated the IVAX Agreement on March 20, 1998. Under terms of the Termination Agreement, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's patents (the "Patent") in the United States, Europe and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered. In April, 1998, IVAX returned approximately 1.1 million shares of NaPro common stock. In addition, upon the issuance of the Patent in various countries, IVAX made additional payments of $6.4 million. NaPro will continue to manufacture a fixed amount of paclitaxel for delivery to IVAX periodically during the first half of 1999. In the March 1999 quarter NaPro received $340,000 of the escrow. NaPro expects to receive the remaining $980,000 in the second quarter of 1999.

Working Capital and Cash Flow Cash and cash equivalents decreased $2.4 million to $4.8 million for the quarter ended March 31, 1999 from $7.2 million at December 31, 1998. During the 1999 quarter net cash used by operations was $1.8 million. Investing activity provided cash of $200,000 while financing activity used $800,000.

Inventory decreased $400,000 to $3.9 million at March 31, 1999 from $4.3 million at December 31, 1998. The amount of work-in-progress inventory and finished goods inventory is dependent on a number of factors, including the shipping requirements of NaPro's strategic partners and NaPro's production planning for meeting those needs. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures NaPro expended $200,000 during the first quarter of 1999 for capital projects. These expenditures were primarily for plantation cost.

Since the FDA's determination that NaPro Paclitaxel could not be marketed in the U.S. for KS during BMS's period of exclusivity under the Orphan Drug Act, NaPro has significantly reduced the scope of its operations and has reduced or delayed capital expenditures. NaPro is seeking a new strategic partner or partners to replace IVAX. The nature of NaPro's relationship with its strategic partners may significantly change its planned capital expenditures.

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

In addition to its internal systems NaPro is evaluating potential impact on NaPro of Y2K issues with its vendors and customers. NaPro cannot directly control Y2K compliance by its vendors and customers. NaPro is communicating with its key vendors and customers regarding this matter. NaPro knows of no vendor or customer that has Y2K issues that have a potential of interrupting NaPro in a manner that could significantly adversely affect NaPro's operations. However, NaPro uses a number of vendors that NaPro believes to be the best or the only qualified source of a particular good or service. Sales to NaPro's customers potentially could be interrupted by customers' Y2K issues. Should a significant customer incur Y2K problems with its testing, release or other systems, NaPro's sales could be materially affected. NaPro will continue to monitor the level of Y2K compliance with respect to its key vendors and customers and will further develop contingency plans to cover the failure of a key vendor, including identification and qualification of alternative suppliers. Management believes that exposure to vendor or customer Y2K issues creates no material risk to NaPro. However, no assurance can be given with certainty that Y2K issues with vendors or customers will not significantly affect NaPro.

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

Special Note Regarding Forward-looking Statements

Certain statements in this report constitute "forward-look statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining strategic partners; the availability of patent and other protection for its intellectual property; the completion of clinical trials and regulatory filings; the prospects for and timing of regulatory approvals; the need for and availability of additional capital; the amount and timing of capital expendi tures; timing of product introductions and revenue; the availability of raw materials; prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of NaPro, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: adverse economic and general business conditions; competition from BMS and other existing and new producers of paclitaxel and other drugs; technological advances in cancer treatment and drug development; the ability to obtain rights to technol ogy; the ability to obtain and enforce patents; the ability to obtain raw materials and commercialize manufacturing processes; the effectiveness of NaPro Paclitaxel and other pharmaceuticals developed by NaPro in treating disease; the results of clinical studies; the results of research and development activities; the business abilities and judgment of NaPro's management and other personnel; the availability of qualified personnel generally; actions by the FDA or other regulatory agencies; changes in and the ability of NaPro to comply with governmental regulations; the effect of capital market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies; the ability of Faulding to perform its obligations under its existing agreement with NaPro; the effect on NaPro's revenue, cash flow and earnings from foreign exchange rate fluctuations; the ability of NaPro to establish relationships with capable strategic partners to develop and market NaPro Paclitaxel in the territories not covered by the Faulding Agreement; any Y2K issues of NaPro, its customers or vendors; and other factors referenced in this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This information is incorporated by reference to the December 31, 1998 Form 10-K. There have been no material changes in market risk subsequent to such disclosure.


                           Part II--Other Information

Item 1.           Legal Proceedings

There have been no material developments in the Company's legal proceedings from the disclosure in the December 31, 1998 Form 10-K.

Item 2.   Changes in Securities

In the March 1999 quarter, NaPro issued 741,535 shares of common stock in conversion of $927,000 of NaPro's convertible senior debt and 4,936 shares of common stock in payment of $6,000 interest on the senior convertible debt. In the same quarter, NaPro issued 446,955 shares of common stock in conversion of 1,556 shares of NaPro's senior convertible preferred stock, and 1,927 shares of common stock in payment of $3,000 of dividends on the convertible preferred stock. The issuance of shares of common stock upon conversion of the senior convertible securities was exempt from registration under section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). The issuance of shares of common stock in the payment of interest and dividends was exempt as a private placement to sophisticated investors under section 4(2) of the Securities Act and Regulation D thereunder.

Certain provisions of the C Preferred may limit the ability of NaPro to pay dividends on its common stock and to repurchase shares of its common stock.

Item 3. Defaults upon Senior Securities.     None.

Item 4. Submission of Matters to a Vote of Securities Holders.    None.

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

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

Exhibit
Number   Description of Exhibit

10.1 Letter Agreement dated May 14, 1999, by and among NaPro and Advantage Fund II, Ltd.
27.1 Financial Data Schedule

                          ----------------------------


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.

                                   NaPro BioTherapeutics, Inc.

May 12, 1999                       /s/ Sterling K. Ainsworth
                                   ---------------------------
                                   Sterling K. Ainsworth
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

May 12, 1999                       /s/ Gordon Link
                                   ---------------------------
                                   Gordon Link
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

May 12, 1999                       /s/ Robert L. Poley
                                   ---------------------------
                                   Robert L. Poley
                                   Controller
                                   (Principal Accounting Officer)