Form 10-Q
period 1999-06-30
NAPRO BIOTHERAPEUTICS INC
filed 1999-08-16
CIK 891504

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                           Quarter ended June 30, 1999


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

The number of shares outstanding of each of the issuer's classes of common stock as of August 6, 1999:

Common Stock, $.0075 par value                               22,828,243
Non-voting Common Stock, $.0075 par value                       395,000


Total number of pages in document--21

                           NaPro BioTherapeutics, Inc.

                                Table of Contents

                                                                          Page
Part I        Financial Information

         Consolidated Financial Statements

              Balance Sheet                                                  3

              Statement of Operations                                        5

              Cash Flow Statement                                            6

              Notes to Consolidated Financial Statements                     8

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

         Quantitative and Qualitative Disclosures about Market Risk         18


Part II       Other Information

         Legal Proceedings                                                  19

         Changes in Securities                                              19

         Defaults Upon Senior Securities                                    20

         Submission of Matters to a Vote of Security Holders                20

         Other Information                                                  20

         Exhibits and Reports on Form 8-K                                   20


Signatures                                                                  21

                          Part I. Financial Information

Item 1.       Consolidated Financial Statements


                                            NaPro BioTherapeutics, Inc.
                                                   Balance Sheet
                                                       Assets




                                              June 30,             December 31,
                                               1999                   1998
                                              (unaudited)


Current assets:
         Cash and cash equivalents         $  2,386,000           $   7,244,000
         Securities available for sale          197,000                 197,000
         Accounts receivable                  1,237,000                 403,000
         Inventory                            1,923,000               2,713,000
           Restricted cash                      300,000               1,320,000
         Prepaid expense and other             911,000                 343,000
                                         --------------        ---------------
Total current assets                          6,954,000              12,220,000

Property and equipment, net                  11,018,000              11,558,000
Inventory                                     1,971,000               1,571,000
Other assets                                   317,000                 317,000
                                         --------------         --------------
Total assets                              $ 20,260,000            $ 25,666,000
                                          =============           =============















                                               See accompanying notes

                                            NaPro BioTherapeutics, Inc.
                                                   Balance Sheet
                                        Liabilities and Stockholders' Equity


                                                   June 30,        December 31,
                                                     1999              1998
                                                  (unaudited)


Current liabilities:
         Accounts payable                       $   1,288,000     $   1,317,000
         Accrued payroll and payroll taxes            533,000           451,000
         Notes payable--current portion               164,000           421,000
         Senior convertible debt                    1,360,000                 -
         Deferred revenue                             668,000         2,910,000
                                                -------------     -------------
Total current liabilities                           4,013,000         5,099,000

Notes payable--long term                                    -           80,000
Senior convertible debt                                     -        5,176,000
                                                -------------     ------------

Total liabilities                                   4,013,000        10,355,000

Minority interest                                     622,000           622,000

Senior convertible redeemable
  preferred stock, Series C                         2,825,000         3,805,000

Stockholders' equity Preferred stock,
  $.001 par value:
         Authorized shares--2,000,000
         Issued--none (unaudited in 1999)                   -                 -
     Non-voting common stock, convertible
         on disposition into voting
         common stock, $.0075 par value:
         Authorized shares--1,000,000
         Issued and outstanding shares--
         395,000 (unaudited in 1999)                    3,000             3,000
     Common stock, $.0075 par value:
         30,000,000 authorized
         1999 (unaudited), 21,138,164 shares
         issued in and 17,902,407 in 1998             159,000           134,000
     Additional paid-in capital                    61,569,000        58,045,000
     Deficit                                      (47,147,000)      (43,618,000)
     Treasury stock--539,867 shares in
         1999 (unaudited) and 1,114,525
         shares in 1998                            (1,784,000)       (3,680,000)
                                                --------------    -------------
Total stockholders' equity                         12,800,000        10,884,000
                                                -------------     -------------
Total liabilities and stockholders' equity       $ 20,260,000      $ 25,666,000
                                                =============     =============


                                               See accompanying notes

                                            NaPro BioTherapeutics, Inc.

                                              Statement of Operations
                                                    (Unaudited)


                                                           Quarter Ended                       Six Months Ended
                                                             June 30,                              June 30,
                                                      1999               1998               1999               1998
                                                     ------             ------             ------             -----

Sales                                                $  1,950,000      $     574,000       $  3,987,000       $  2,989,000

Expense:
         Research, development and
            cost of products sold                       2,882,000          2,041,000          5,693,000          4,686,000
         General and administrative                     1,240,000          2,212,000          2,462,000          4,088,000
                                                    -------------      -------------      -------------      ------------
                                                        4,122,000          4,253,000          8,155,000          8,774,000
                                                    -------------      -------------      -------------      ------------

Operating loss                                         (2,172,000)        (3,679,000)        (4,168,000)        (5,785,000)
Other income (expense):
           License fee                                    680,000          3,750,000          1,020,000          7,820,000
         Interest income                                   44,000            170,000            119,000            263,000
         Interest expense                                (142,000)          (280,000)          (318,000)          (573,000)
                                                    -------------      -------------      -------------      -------------
Income (loss) before extraordinary
     item                                              (1,590,000)           (39,000)        (3,347,000)         1,725,000
Extraordinary item--loss on early
     extinguishment of debt                               ---                ---               (182,000)           ---
                                               ------------------ ------------------      ------------- -------------
Net income (loss)                                     $(1,590,000)      $    (39,000)       $(3,529,000)       $ 1,725,000
                                                     ============      =============       ============        ===========

Earnings (loss) per share:
         Income (loss) before
              extraordinary item                  $        (0.09)    $        (0.01)    $        (0.19)    $          0.12
         Extraordinary item                               ---                ---                  (0.01)           ---
                                               ------------------ ------------------   ---------------- -------------
         Net income (loss)                        $        (0.09)    $        (0.01)    $        (0.20)   $          0.12
                                                  ===============    ===============    ===============   ===============

Earnings (loss) per share,
    assuming dilution
         Income (loss) before
              extraordinary item                  $        (0.09)    $        (0.01)    $        (0.19)    $          0.11
         Extraordinary item                               ---                ---         $        (0.01)           ---
                                               ------------------ ------------------    --------------- -------------
         Net income (loss)                        $        (0.09)    $        (0.01)    $        (0.20)   $          0.11
                                                  ===============    ===============    ===============   ===============

Weighted average shares outstanding                   19,239,884         14,074,373         18,456,012         13,813,316
                                                     ============       ============       ============       ===========
Weighted average shares outstanding,
   assuming dilution                                  19,239,884         14,074,373         18,456,012         15,795,390
                                                     ============       ============       ============       ============


                                              See accompanying notes.



                                            NaPro BioTherapeutics, Inc.

                                                Cash Flow Statement
                                                    (Unaudited)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       1999                  1998
                                                                                      ------                -----

Operating activities
Net income (loss)                                                                     $(3,529,000)            $1,725,000
Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
         Depreciation                                                                     783,000               946,000
         Accretion of debt issue cost, warrant allocation
              and conversion rights allocation                                            188,000               222,000
         Compensation paid with common stock, options
              and warrants                                                                235,000               139,000
         Interest expense paid with common stock                                           17,000               204,000
         Loss on early extinguishment of debt                                              35,000                97,000
         Changes in operating assets and liabilities:
              Accounts receivable                                                        (836,000)              578,000
              Inventory                                                                   389,000               146,000
              Prepaid expense and other assets                                            333,000               164,000
              Accounts payable                                                            (28,000)           (1,868,000)
              Accrued liabilities                                                          83,000                39,000
              Deferred revenue                                                         (2,242,000)            2,169,000
                                                                                    -------------         ------------
Net cash provided (used) by operating activities                                       (4,572,000)            4,561,000
Investing activities
         Transfer of restricted cash                                                    1,020,000            (1,949,000)
         Additions to property and equipment                                             (265,000)             (306,000)
         Proceeds from the sale of property and equipment                                  14,000                40,000
                                                                                   --------------        -------------
Net cash provided (used) by investing activities                                          769,000            (2,215,000)
Financing activities
         Proceeds from notes payable                                                      208,000               188,000
         Preferred stock dividend                                                         (84,000)                  ---
         Payments of notes payable                                                     (1,179,000)           (1,098,000)
         Proceeds from the sale of common stock, and exercise
               of common stock warrants                                                   ---                    42,000
                                                                                ------------------       --------------
Net cash used by financing activities                                                  (1,055,000)             (868,000)
                                                                                    -------------        --------------
Net increase (decrease) in cash and cash equivalents                                   (4,858,000)            1,478,000
Cash and cash equivalents at beginning of period                                        7,244,000             8,102,000
                                                                                    -------------         ------------
Cash and cash equivalents at end of period                                            $ 2,386,000           $ 9,580,000
                                                                                     ============          ============


                                              See accompanying notes.

                                            NaPro BioTherapeutics, Inc.



                                          Cash Flow Statement (continued)
                                                    (Unaudited)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     1999                  1998
                                                                                     ----                  ----
Supplemental schedule of activity

Interest paid                                                                         $   173,000          $     71,000

Noncash transactions:
         Conversion of senior convertible debt to
               common stock                                                             3,668,000             1,497,000
         Conversion of convertible preferred shares to
               common stock                                                             1,056,000               385,000
         Accretion of convertible preferred stock conversion
               rights valuation, offering cost and warrant valuation                       76,000               277,000
         Issuance of common stock as payment of dividends                                   5,000               126,000
         Exchange of preferred shares of subsidiary for
               common stock of parent                                                         ---             1,951,000
         Issuance of common stock for compensation
               previously accrued                                                             ---                40,000
         Receipt of common stock into treasury                                                ---             1,768,000
         Contribution of common stock from treasury to
               retirement plan                                                            899,000                   ---













                                              See accompanying notes.

                                            NaPro BioTherapeutics, Inc.

                                     Notes to Consolidated Financial Statements
                                                   June 30, 1999
                                                    (Unaudited)

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

2. Inventory                  June 30,                December 31,
                                1999                   1998

   Raw materials              $   68,000         $   151,000
   Work-in-process               232,000             930,000
   Finished goods              1,623,000           1,632,000
                              ----------         -----------
                              $1,923,000          $2,713,000
                              ==========          ==========

   Non-current inventory

   Raw materials              $1,305,000         $   833,000
   Work-in-process               666,000             738,000
                             -----------         -----------
                              $1,971,000          $1,571,000
                              ==========          ==========

3. Common Stock

In the June 1999 quarter NaPro issued 1,835,131 shares of common stock in conversion of $2,606,000 of NaPro's senior convertible debt and issued 6,975 shares of common stock in payment of $10,000 interest on the senior convertible debt. In the June 1999 quarter NaPro issued 209,257 shares of common stock in conversion of 397 shares of NaPro's senior convertible preferred stock (the "C Preferred") and issued 996 shares of common stock in payment of $2,000 in dividends on the C Preferred.

In the six months ended June 1999 NaPro issued 2,576,666 shares of common stock in conversion of $3,533,000 of NaPro's senior convertible debt and issued 11,912 shares of common stock in payment of $16,000 interest on the senior convertible debt. In the period NaPro issued 656,212 shares of common stock in conversion of 1,056 shares of the C Preferred and issued 2,923 shares of common stock in payment of $5,000 in dividends on the C Preferred.

4.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share. In calculating diluted earnings per share for the period in which a loss is reported, the impact of all additional shares is antidilutive, and thus not included in the calculation.





                                                              Quarter Ended                     Six Months Ended
                                                                 June 30,                           June 30,
                                                          1999              1998             1999              1998
                                                         ------            ------           ------            -----

Numerator:
   Net income (loss)                                     $(1,590,000)     $   (39,000)      $(3,529,000)       $ 1,725,000
   Preferred stock dividends                                 (78,000)         (61,000)         (165,000)        (118, 000)
                                                       --------------       ----------     -------------     -------------
   Numerator for basic earnings (loss) per
       share - income available to
       common stockholders                                (1,668,000)        (100,000)       (3,694,000)         1,607,000

Effect of dilutive securities:
   Senior convertible debt                                        ---              ---               ---            34,000
   Preferred stock dividends                                 ---              ---               ---                19,000
                                                    ----------------- ---------------- -----------------    -------------
   Numerator for earnings (loss) per share, assuming dilution - income available to common stockholders after assumed
       conversions                                       $(1,668,000)      $ (100,000)      $(3,694,000)       $ 1,660,000
                                                         ============      ===========      ============       ===========

Denominator:
   Denominator for earnings (loss) per share -
       weighted average shares outstanding                19,239,884       14,074,373        18.456.012        13,813,316
                                                         ------------      -----------     =============      ===========
   Senior convertible debt                                        ---              ---               ---           915,541
   Convertible preferred stock                                    ---              ---               ---           592,752
   Non-voting common stock                                        ---              ---               ---           395,000
   Stock options and warrants                                ---              ---               ---                48,781
                                                     ---------------- ----------------  ----------------    -------------
Dilutive potential common shares                             ---              ---               ---             1,952,074
                                                     ---------------- ----------------  ----------------      -----------
   Denominator for diluted earnings per share-
       adjusted weighted average shares out-
       standing and assumed conversions                   19,239,884        14,074,373        18,456,012       15,765,390
                                                         ============      ===========      ============      ===========
Earnings (loss) per common share                      $        (0.09)   $       (0.01)    $       (0.20)   $         0.12
                                                      ===============   ==============    ==============   ==============
Earnings (loss) per common share, assuming
       dilution                                       $        (0.09)   $       (0.01)    $       (0.20)   $         0.11
                                                      ===============   --------------    ==============   ===============

5.       Subsequent Events

Development Agreement with Abbott Laboratories

On July 23, 1999 NaPro entered into a 20 year collaborative agreement (the "Agreement") with Abbott Laboratories (Abbott) to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the United States and Canada.

NaPro will be responsible for supply of bulk drug and will jointly conduct clinical trials with Abbott. Abbott will be responsible for the finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed to Abbott its paclitaxel-related patents. Most primary decisions related to the development program will be made by a joint NaPro-Abbott Development Committee.

NaPro has and will receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. On July 26, 1999 NaPro received $5 million, consisting of an initial $1 million milestone payment, $2 million from the purchase by Abbott of NaPro common stock at $5.00 per share, and a $2 million draw-down on a secured loan.

NaPro will have access to up to $20 million under a secured loan arrangement with Abbott. The loan bears a primary interest rate of 6.5% and is due in full on the earliest of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the U.S. Food and Drug Administration (FDA); 2) the termination of the Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly.

Under terms of the Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug.

Retirement of Convertible Securities

On August 2, 1999 NaPro redeemed for cash $2 million of shares of its C Preferred at a cost of $2.8 million including redemption premiums and outstanding accrued but unpaid dividends. Through that date all but $91,000 of the shares of the C Preferred outstanding at December 31, 1998 had been either redeemed or converted into common stock. Through August 2, 1999, all of NaPro's convertible debt outstanding at December 31, 1998 had been redeemed (in January
1999) or was converted into common stock. During the period subsequent to June 30, 1999, all the remaining balance of $1.5 million principal of the notes was converted into 1,020,493 shares of common stock; 7,322 shares of common stock were issued in payment of $11,000 interest. Funding for the redemption of NaPro's convertible debt and the C Preferred was provided by NaPro's current cash and cash received from Abbott.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that NaPro's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in NaPro's Annual Report on Form 10-K for the year ended December 31, 1998.

General

NaPro is a natural product pharmaceutical company that is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees.

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIPTM) technology and the development of its proprietary semi-synthetic method for producing NaPro paclitaxel. To advance the development and commercialization of NaPro paclitaxel, NaPro entered into 20-year, exclusive agreements with F.H. Faulding & Co., Ltd. ("Faulding") and IVAX Corporation (including its subsidiaries, "IVAX") for the clinical development, sales, marketing and distribution of NaPro paclitaxel. NaPro and IVAX entered into an agreement on March 20, 1998, (the "Termination Agreement") terminating their development and marketing relationship.

On July 23, 1999 NaPro entered into a 20-year collaborative agreement (the "Agreement") with Abbott Laboratories ("Abbott") to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the United States and Canada.

NaPro will be responsible for supply of bulk drug and will jointly conduct clinical trials with Abbott. Abbott will be responsible for the finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed to Abbott its paclitaxel-related patents. Most primary decisions related to the development program will be made by a joint NaPro-Abbott Development Committee. Under the Agreement NaPro-Abbott have begun recruiting sites and investigators for the next phase of pivotal studies. Clinical studies to be pursued by NaPro-Abbott will investigate several different cancers in a variety of populations.

NaPro has and will receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. On July 26, 1999 NaPro received $5 million, consisting of an initial $1 million fee, $2 million from the purchase by Abbott of NaPro common stock at $5.00 per share, and a $2 million draw-down on a secured loan. In addition to payments at closing, NaPro expects to receive up to $7 million in the remainder of 1999 consisting of another $1 million in fees, an additional $2 million equity investment (both of which are subject to certain operating milestones) and additional advances under the loan commitment of up to $4 million.

Contingent upon NaPro's successful achievement of all development milestones and including all payments expected in 1999, NaPro could receive up to $48 million consisting of $38 million in development fees and $10 million for the purchase of 2 million shares of NaPro common stock. In addition, NaPro also will have access to up to $20 million under a secured loan arrangement with Abbott. The loan bears a primary interest rate of 6.5% and is due in full on the earlier of:
1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the U.S. Food and Drug Administration; 2) the termination of the Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly.

Contingent upon achieving certain commercial sales thresholds over several years, NaPro may receive additional milestone payments from Abbott of up to $57 million dollars. No assurance can be given that regulatory approval or sales thresholds will be achieved.

Under terms of the Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug.

NaPro is in discussions with a number of international pharmaceutical companies to assist NaPro in developing and marketing NaPro paclitaxel in various parts of the world. NaPro is currently dependent for revenue exclusively on sales of NaPro paclitaxel and on royalties and payments related to licensed technology.

NaPro has initiated and is co-managing with Abbott clinical studies exploring the use of its patented formulation of paclitaxel using its patented method of administration. NaPro anticipates that information gained in such studies will be useful in the filing of a New Drug Application with the FDA for NaPro paclitaxel. The cost of such studies is increasing and will be significant.

Through June 30, 1999, NaPro's production of paclitaxel was limited primarily to research and pilot-scale production, and much of NaPro's product sales and production were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant losses, including operating losses of approximately $13.4 million, $13.8 million and $7.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. For the six months ended June 30, 1999, NaPro recorded an operating loss of approximately $4.2 million. The accumulated deficit at June 30, 1999 was $47.1 million. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its clinical trials, biomass procurement, product development, and other research and development activities. NaPro anticipates that losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

NaPro believes that its ability to generate revenue depends primarily on the ability to obtain regulatory approval in the U. S. or another major market for the commercial sale of NaPro paclitaxel, on NaPro's ability to obtain partners, on NaPro's ability to obtain regulatory approval for its manufacturing facilities and on NaPro's ability to construct manufacturing facilities that produce quantities of NaPro paclitaxel sufficient to supply NaPro's strategic partners' requirements for commercial sales. Moreover, NaPro's future growth and profitability will depend on the success of its strategic partners in fostering acceptance in the oncological market for NaPro paclitaxel as a preferred dosing regimen of taxane chemotherapy to be used alone or in combination with other chemotherapeutic agents.

In January 1995, Faulding received approval to market NaPro paclitaxel commercially in Australia under the trade name ANZATAX(TM). Faulding's effectiveness in marketing NaPro paclitaxel in Australia and other markets will continue to have a significant affect on NaPro's operations.

In February 1997, Bristol-Myers Squibb Company ("Bristol") submitted a Supplemental New Drug Application with orphan drug designation for paclitaxel for the treatment of Kaposi's sarcoma ("KS") before the filing by IVAX of a New Drug Application ("NDA") for the same indication. The Bristol application was approved by the FDA in August 1997. Under the Orphan Drug Act of 1983, this approval resulted in IVAX/NaPro being denied marketing approval for the KS indication for seven years.

In February 1998, due to the delay in receiving marketing approval for NaPro paclitaxel, NaPro underwent a restructuring to decrease overall cost. As part of the restructuring NaPro temporarily closed its British Columbia manufacturing facility and suspended construction of its commercial scale manufacturing facility in Boulder, Colorado. Completion of the Boulder facility will require additional financing, which NaPro intends to seek at such time, if ever, as NaPro anticipates sufficient product demand to warrant completion of the facility.

In March 1998, NaPro and IVAX entered into the Termination Agreement. The termination of the IVAX Agreement leaves NaPro free to seek regulatory approvals and market NaPro paclitaxel under the Abbott Agreement and to seek an international partner or partners with which to pursue regulatory approvals and marketing of NaPro paclitaxel outside the territory contractually allocated to Faulding. There can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NaPro paclitaxel in these areas, or that NaPro, Abbott or international partners, if found, will be able to effectively market NaPro paclitaxel.

Results of Operations

Quarter ended June 30, 1999, compared to the quarter ended June 30, 1998 Sales for the 1999 quarter were $2 million, an increase of $1.4 million from the 1998 quarter. The increase related primarily to an increase in product shipments to Faulding. While shipments to Faulding have increased for the year, NaPro cannot be assured of an increased level of sales for future years. Shipments to strategic partners may vary significantly on a quarter-to-quarter basis depending on a number of factors including changes in approved markets, and the level of inventory carried by the strategic partners. This quarter-to-quarter variability will continue until stable commercial demand has been established for the product in a major market.

Research and development and cost of products sold expense for the 1999 quarter was $2.9 million, an increase of $900,000 from the 1998 quarter. The increase resulted primarily from an increase in the level of cost of product sold because of higher sales volume and increased clinical trial expense.

General and administrative expense for the 1999 quarter was $1.2 million, a decrease of $1.0 million from the 1998 quarter. The decrease was primarily attributable to one-time cost associated with the IVAX termination and legal fees incurred in 1998.

License fee income for the 1999 quarter was $700,000, a decrease of $3.1 million from the 1998 quarter. This income related to a license fee paid by IVAX in conjunction with the Termination Agreement. NaPro expects to record up to an additional $300,000 in license fee income in August 1999 associated with the Termination Agreement, and additional fees under the Abbott Agreement in both the third and fourth 1999 quarters. License fees and milestone payments are unusual and may be non-recurring. No further payments are expected under the Termination Agreement beyond August 1999.

Interest income for the 1999 quarter was $100,000, a decrease of $100,000 from the 1998 quarter. This decrease was primarily due to a decrease in invested cash balances.

Interest and other expense for the 1999 quarter was $100,000, a decrease of $200,000 from the 1998 quarter. The decrease was attributable to a smaller balance due on the senior convertible debt. (See Liquidity and Capital Resources.)

Six months ended June 30, 1999, compared to the six months ended June 30, 1998 Sales for the 1999 period were $4 million, an increase of $1 million from the 1998 period. The increase related primarily to an increase in product shipments to Faulding.

Research and development and cost of products sold expense for the 1999 period was $5.7 million, an increase of $1 million from the 1998 period. The increase resulted primarily from an increase in the level of cost of products sold because of higher sales volume and increased clinical trial expense.

General and administrative expense for the 1999 period was $2.5 million, a decrease of $1.6 million from the 1998 period. The decrease was primarily attributable to the cost associated with the IVAX termination and decreased legal fees.

License fee income for the 1999 period was $1 million, a decrease of $6.8 million from the 1998 period. This income related to a license fee paid by IVAX in conjunction with the Termination Agreement.

Interest income for the 1999 period was $100,000, a decrease of $200,000 from the 1998 period. This decrease was primarily due to a decrease in invested cash balances.

Interest and other expense for the 1999 period was $300,000, representing a decrease of $300,000 from the 1998 period. The decrease was attributable largely to a smaller balance due on the senior convertible debt.

Extraordinary item for the 1999 period was $200,000. There was no similar amount in the 1998 period. This item was a loss on early extinguishment of debt resulting from the early redemption of a portion of the senior convertible debt.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At June 30, 1999, NaPro had a working capital balance of $2.9 million. This compared to a working capital balance of $7.1 million as of December 31, 1998. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $27.8 million, on the exercise of warrants and options of $5.7 million, on net borrowings of $12 million, and on loans and advances from its stockholders and strategic partners.

On July 23, 1999, NaPro entered into the Abbott Agreement, which is expected to be a significant ongoing capital source. See Management's Discussion and Analysis-General.

NaPro's existing capital, anticipated 1999 sales, and proceeds from transactions with Abbott are expected to provide adequate capital to fund its necessary operations and capital expenditures in the near future. Pharmaceutical development is, however, a costly and time consuming process. NaPro is actively pursuing additional partners for international marketing territories to assist in the development and marketing of its products, and may seek other forms of long-term financing should such financing become available on acceptable terms.

In June 1997, NaPro privately placed $10.3 million of senior convertible debt, which bore interest at 5% payable in cash or in common stock at NaPro's option. The notes were convertible into common stock at a 10% discount from the lowest market price of the common stock during specified periods prior to the conversion. In the June 1999 quarter NaPro issued 1,835,131 shares of common stock in conversion of $2.6 million principal of the notes, and 6,975 shares of common stock in payment of $10,000 interest on the notes. In the six months ended June 1999 NaPro issued 2,576,666 shares of common stock in conversion of $3.5 million principal of the notes, and 11,912 shares of common stock in payment of $16,000 interest on the notes. During the period subsequent to June 30, 1999, all the remaining balance of $1.5 million principal of the notes was converted into 1,020,493 shares of common stock; 7,322 shares of common stock were issued in payment of $11,000 interest.

In December 1997, NaPro privately placed 5,000 shares of C Preferred for an aggregate issuance price of $5 million. The C Preferred accrues dividends at 5% per year payable in common stock or cash at NaPro's option. The C Preferred is convertible into common stock at a 5% discount from the market price during specified periods prior to the conversion date. In the June 1999 quarter NaPro issued 209,257 shares of common stock in conversion of $400,000 of shares of the C Preferred and 996 shares of common stock in payment of $2,000 of dividends on the C Preferred. In the six months ended June 1999 NaPro issued 656,212 shares of common stock in conversion of $1.1 million of shares of the C Preferred and 2,923 shares of common stock in payment of $5,000 of dividends on the C Preferred. Subsequent to June 30, 1999, NaPro issued 596,346 shares of common stock in conversion of $1 million of shares of the C Preferred and 2,923 shares of common stock in payment of $5,000 of dividends on the C Preferred.

Subsequent to June 30, 1999 NaPro exercised its right to redeem $2 million of C Preferred for $2.8 million including premium and accrued dividends, leaving a balance after conversion of $91,000 outstanding at August 5, 1999.

Under terms of the Termination Agreement with IVAX, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's patents (the "Patent") in the United States, Europe and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered. In April, 1998, IVAX returned approximately 1.1 million shares of NaPro common stock. In addition, upon the issuance of the Patent in various countries, IVAX made additional payments of $6.4 million. NaPro manufactured a fixed amount of paclitaxel for delivery to IVAX periodically through August 1999. In the second 1999 quarter NaPro received $680,000 of the escrow. NaPro expects to receive the remaining $300,000 in the third 1999 quarter.

Working Capital and Cash Flow Cash and cash equivalents decreased $4.8 million to $2.4 million for the six months ended June 30, 1999 from $7.2 million at December 31, 1998. During the 1999 period net cash used by operations was $4.6 million. Investing activity provided cash of $800,000 while financing activity used $1.1 million.

Inventory decreased $400,000 to $3.9 million at June 30, 1999 from $4.3 million at December 31, 1998. The amount of work-in-progress inventory and finished goods inventory is dependent on a number of factors, including the shipping requirements of NaPro's strategic partners and NaPro's production planning for meeting those needs. $2 million of the June 30, 1999 inventory is long-term. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures NaPro expended $300,000 during the first six months of 1999 for capital projects, primarily for plantation cost.

Since the FDA's determination that NaPro paclitaxel could not be marketed in the U.S. for KS during Bristol's period of exclusivity under the Orphan Drug Act, NaPro significantly reduced the scope of its operations and has reduced or delayed capital expenditures. The recent execution of the Abbott Agreement (see above) may significantly change NaPro's planned capital expenditures.

The amount and timing of future capital expenditures will depend upon numerous factors, including the receipt or non-receipt of regulatory approval for the sale of NaPro paclitaxel in a major market, the establishment of additional strategic relationships, the progress of NaPro's research and development programs, the magnitude and scope of these activities, the cost of preparing, filing, prosecuting, maintain ing and enforcing patent claims and other intellectual property rights, competing technological and marketing developments, changes in or terminations of existing strategic relationships and the cost of manufacturing scale-up. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Year 2000 Issue Until recently many computer programs used only the last two digits to refer to a year. Such programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. This matter is commonly referred to as the Year 2000 issue or Y2K.

Two years ago NaPro implemented an assessment of its systems and other assets which could be subject to Y2K. NaPro has completed the assessment of its primary systems and has brought all of the systems into Y2K compliance.

NaPro is assessing its secondary systems and other assets, including microprocessor-controlled equipment, and expects to complete that assessment no later than October 1999. The potential for significant interruption from secondary systems exists, although NaPro believes that the likelihood of interruption caused by Y2K failures in secondary systems is small.

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

Special Note Regarding Forward-looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Reform Act of 1995. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "anticipates", "expected" or comparable terminology or by discussions of strategies or trends.
Such forward-looking statements may also include, among other things:

     statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining additional strategic partners;

     the availability of patent and other protection for its intellectual property;

     the completion of clinical trials and regulatory filings;

     the prospects for and timing of regulatory approvals;

     the need for and availability of additional capital;

     the amount and timing of capital expenditures;

     the timing of product introductions and revenue;

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

     competition from Bristol and other existing and new producers of paclitaxel and other drugs; technolog ical advances in cancer treatment and drug development;

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

     the ability of Abbott and Faulding to perform their obligations under their existing agreements with NaPro;

     the effect on NaPro's revenue, cash flow and earnings from foreign exchange rate fluctuations;

     the ability of NaPro to establish relationships with capable strategic partners to develop and market NaPro paclitaxel in the territories not covered by the Abbott and Faulding agreements;

     any Y2K issues of NaPro, its customers or vendors;

     and other factors described or referenced in this Report.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Following the final delivery of product to IVAX in August 1999 under the Termination Agreement, sales of NaPro paclitaxel to Faulding will constitute substantially all of NaPro's revenue until NaPro begins making sales to Abbott under the Abbott Agreement. Faulding purchases NaPro paclitaxel at a price which varies in proportion to the price at which Faulding sells the product. Faulding's sales are made in the currencies of each of the countries in which it sells NaPro paclitaxel. As a result, NaPro's revenue from sales is affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. Faulding's largest single market is Australia, accounting for approximately 39% of Faulding's commercial sales during the year ended March 1999. If changes in foreign currency markets cause a decrease in the price per gram NaPro receives from Faulding, there could be a material adverse effect on NaPro's earnings and cash flow. For example, during the year ended March 1999, NaPro's revenue attributable to sales of NaPro paclitaxel to be resold commercially by Faulding totaled $2.2 million. Had there been negative pressure on the relevant exchange rates such that the price had been reduced by 20%, NaPro's revenue for the year ended March 1999 would have been reduced by approximately $400,000 and NaPro would have experienced materially reduced cash flow. While sales to Faulding will continue to have a significant impact on NaPro's revenue in the near term, NaPro's future revenue and success will be dependent upon obtaining regulatory approvals and on Abbott's success in marketing NaPro paclitaxel, of which there can be no assurance.

NaPro's fixed rate indebtedness was represented by its senior convertible debt. All of the debt had either been converted, repurchased or redeemed by July 26, 1999. On July 26, 1999, NaPro borrowed $2 million from Abbott under a credit facility under which, subject to certain conditions, it may borrow up to $20 million. As this loan bears interest at a fixed rate of 6.5%, NaPro's indebtedness under this loan will not be sensitive to market rate fluctuations. NaPro currently does not use derivative financial instruments to manage its interest rate risk and has no cash flow exposure due to general interest rate changes for its fixed interest rate debt.


                           Part II--Other Information

Item 1.  Legal Proceedings

Two opposition proceedings have been instituted in the European Patent Office against NaPro's European patent relating to stabilization of paclitaxel. One notice of opposition was filed on April 30, 1999 by BASF

Aktiengesellshaft, and the other notice was filed on May 5, 1999 by Bernard Frohwitter. Both opposition notices allege that the NaPro European patent is invalid. These opposition proceedings are still in very early stages and the timing of resolution of these proceedings is uncertain.

On May 14, 1997, Bristol was issued a European patent relating to certain methods of treatment with paclitaxel. On the same day, NaPro instituted revocation proceedings in the United Kingdom against this European patent as issued in the U.K. and a separate but related British patent also owned by Bristol. The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to the patents, but Bristol subsequently sued NaPro and Baker Norton Pharmaceuticals, Inc., a subsidiary of IVAX ("BNP") in the United Kingdom, alleging patent infringement with respect to clinical trials carried out in the United Kingdom involving paclitaxel. NaPro and BNP counter-claimed to revoke the patent as invalid. The outcome of the trial of that action, concerning EP (UK) Patent Number 0,584,001 (the "Bristol Patent") (GB Patent Number 2,269,319 was surrendered by Bristol), was a judgement rendered by the English High Court on October 1, 1998. The judge held that the Bristol Patent was invalid on the basis of lack of novelty and obviousness.

Bristol has lodged a Notice of Appeal dated November 1998 from the High Court' decision. It is NaPro's belief that this appeal will be heard in April 2000. In view of the minimal activity, if any, by NaPro in the United Kingdom, NaPro believes that the risk of an award of substantial damages against NaPro, in the event of an unfavorable Court of Appeal ruling, to be very low. In addition, BNP is required to indemnify NaPro for any damages (not including payment of attorneys' fees) suffered as a result of this legal action. However, litigation is an uncertain process, and an adverse result of the appeal could have a material adverse effect on NaPro.

NaPro is not currently engaged in any other material legal proceedings.

Item 2.       Changes in Securities

In the June 1999 quarter, NaPro issued 1,835,131 shares of common stock in conversion of $2.6 million of NaPro's convertible debt and issued 6,975 shares of common stock in payment of $10,000 interest on the convertible debt. In the June 1999 quarter, NaPro issued 209,257 shares of common stock in conversion of 397 shares of NaPro's C Preferred and issued 996 shares of common stock in payment of $2,000 in dividends on the C Preferred. The issuance of shares of common stock upon conversion of the convertible debt and C Preferred was exempt from registration under section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). The issuance of shares of common stock in the payment of interest and dividends was exempt as a private placement to sophisticated investors under section 4(2) of the Securities Act and Regulation D thereunder.

Certain provisions of the C Preferred may limit the ability of NaPro to pay dividends on its common stock and to repurchase shares of its common stock.

Item 3.       Defaults upon Senior Securities.     None.

Item 4.       Submission of Matters to a Vote of Securities Holders.  None.

Item 5.       Other Information.  None.

Item 6.       Exhibits and Reports on Form 8-K

NaPro filed a Current Report on Form 8-K dated June 22, 1999 reporting an amendment to the C Preferred agreements.

Exhibit
Number    Description of Exhibit

4.1 Letter Agreement dated as of June 22, 1999, by and between NaPro and Advantage Fund II, Ltd., incorporated herein by reference to NaPro's Current Report of Form 8-K dated June 22, 1999 (File No. 0-243201).

27.1      Financial Data Schedule.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.


                                   NaPro BioTherapeutics, Inc.




August 13, 1999                    /s/ Sterling K. Ainsworth

                                   Sterling K. Ainsworth
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



August 13, 1999                    /s/ Gordon Link

                                   Gordon Link
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)



August 13, 1999                    /s/ Robert L. Poley

                                   Robert L. Poley
                                   Controller
                                   (Principal Accounting Officer)