Form 10-Q
period 1999-09-30
NAPRO BIOTHERAPEUTICS INC
filed 1999-11-15
CIK 891504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    Quarterly Report under Section 13 of the

                         Securities Exchange Act of 1934

                        Quarter ended September 30, 1999

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

The number of shares outstanding of each of the issuer's classes of common stock as of October 29, 1999:

Common Stock, $.0075 par value                        22,926,804
Non-voting Common Stock, $.0075 par value                395,000

Total number of pages in document--21

                           NaPro BioTherapeutics, Inc.

                                Table of Contents

                                                                            Page

Part I   Financial Information

         Consolidated Financial Statements

              Balance Sheet3

              Statement of Operations                                 5

              Cash Flow Statement                                     6

              Notes to Consolidated Financial Statements              8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       10

         Quantitative and Qualitative Disclosures about Market Risk  18

Part II  Other Information

         Legal Proceedings                                           19

         Changes in Securities                                       19

         Defaults Upon Senior Securities                             19

         Submission of Matters to a Vote of Security Holders         19

         Other Information                                           20

         Exhibits and Reports on Form 8-K                            20

Signatures                                                           21

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                           NaPro BioTherapeutics, Inc.

                                  Balance Sheet

                                     Assets

                                                                             September 30,           December 31,
                                                                                 1999                    1998
                                                                             -------------           ------------
                                                                              (unaudited)
Current assets:
         Cash and cash equivalents                                                $ 2,257,000           $ 7,244,000
Securities available for sale                                                         200,000               197,000
         Accounts receivable                                                        1,487,000               403,000
         Inventory                                                                  2,598,000             2,713,000
         Restricted cash                                                                    -             1,320,000
         Prepaid expense and other                                                    707,000               343,000
                                                                                   ----------            ----------
Total current assets                                                                7,249,000            12,220,000

Property and equipment, net                                                        10,711,000            11,558,000
Inventory                                                                           1,689,000             1,571,000
Other assets                                                                          314,000               317,000
                                                                                   ----------            ----------
Total assets                                                                      $19,963,000           $25,666,000
                                                                                   ==========            ==========



See accompanying notes



                          NaPro BioTherapeutics, Inc.
                                 Balance Sheet

                      Liabilities and Stockholders' Equity
                                                                             September 30,           December 31,
                                                                                 1999                    1998
                                                                             -------------           ------------
                                                                                (unaudited)
Current liabilities:

         Accounts payable                                                         $ 1,405,000           $ 1,317,000
         Accrued payroll and payroll taxes                                            614,000               451,000
         Notes payable--current portion                                               111,000               421,000
         Deferred revenue                                                                                 2,910,000
                                                                                   ----------            ----------
Total current liabilities                                                           2,130,000             5,099,000

Notes payable--long term                                                            2,712,000                80,000
Senior convertible debt                                                                     -             5,176,000
                                                                                   ----------            ----------
Total liabilities                                                                   4,842,000            10,355,000

Minority interest                                                                     622,000               622,000

Senior convertible redeemable preferred stock, Series C                                     -             3,805,000

Stockholders' equity Preferred stock, $.001 par value:

         Authorized shares--2,000,000
         Issued--none (unaudited in 1999)                                                   -                     -
     Non-voting common stock, convertible on disposition
         into voting common stock, $.0075 par value:
         Authorized shares--1,000,000
         Issued and outstanding shares--395,000 (unaudited
         in 1999)                                                                       3,000                 3,000
     Common stock, $.0075 par value:
         30,000,000 authorized
         23,459,695 shares issued in 1999 (unaudited),
         and 17,902,407 in 1998                                                       176,000               134,000
     Additional paid-in capital                                                    65,303,000            58,045,000
     Deficit                                                                      (49,199,000)          (43,618,000)
     Treasury stock--539,867 shares in 1999 (unaudited)
         and 1,114,525 shares in 1998                                              (1,784,000)           (3,680,000)
                                                                                   ----------            ----------
Total stockholders' equity                                                         14,499,000            10,884,000
                                                                                   ----------            ----------
Total liabilities and stockholders' equity                                        $19,963,000           $25,666,000
                                                                                   ==========            ==========


                             See accompanying notes


                          NaPro BioTherapeutics, Inc.
                            Statement of Operations
                                  (Unaudited)

                                                             Quarter Ended                  Nine Months Ended
                                                             September 30,                    September 30,
                                                       ----------------------             -----------------------
                                                       1999              1998             1999              1998
                                                       ----              ----             ----              ----
Sales                                               $ 2,181,000       $   732,000      $ 6,168,000       $ 3,721,000

Expense:

Research, development and cost of
products sold                                         3,479,000         2,089,000        9,172,000         6,775,000
General and administrative                            1,974,000         1,044,000        4,436,000         5,131,000
Loss on retirement of assets                                  -           581,000                -           582,000
                                                     ----------        ----------       ----------        ----------
                                                      5,453,000         3,714,000       13,608,000        12,488,000
                                                     ----------        ----------       ----------        ----------

Operating loss                                       (3,272,000)       (2,982,000)      (7,440,000)       (8,767,000)
Other income (expense):
           License fee                                1,300,000         2,950,000        2,320,000        10,770,000
         Interest income                                136,000           150,000          255,000           413,000
Interest expense                                       (216,000)         (248,000)        (534,000)         (821,000)
                                                     ----------        ----------       ----------        ----------
Income (loss) before extraordinary
     item                                            (2,052,000)         (130,000)      (5,399,000)         1,595,000
Extraordinary item--loss on early
     extinguishment of debt                                   -                 -         (182,000)                -
                                                     ----------        ----------       ----------        ----------
Net income (loss)                                   $(2,052,000)      $  (130,000)     $(5,581,000)      $ 1,595,000
                                                     ==========        ==========       ==========        ==========

Earnings (loss) per share:

Income (loss) before
     extraordinary item                             $     (0.14)      $     (0.01)     $     (0.33)      $      0.10
Extraordinary item                                            -                 -            (0.01)                -
                                                     ----------        ----------       ----------        ----------
Net income (loss)                                   $     (0.14)      $     (0.01)     $     (0.34)      $      0.10
                                                     ==========        ==========       ==========        ==========
Earnings (loss) per share,
    assuming dilution

Income (loss) before
     extraordinary item                             $    (0.14)       $     (0.01)     $     (0.33)      $      0.09
Extraordinary item                                           -                  -      $     (0.01)                -
                                                     ----------        ----------       ----------        ----------
Net income (loss)                                   $    (0.14)       $     (0.01)     $     (0.34)      $      0.09
                                                     ==========        ==========       ==========        ==========

Weighted average shares outstanding                  22,307,471        14,949,422       19,753,939        14,196,179
                                                     ==========        ==========       ==========        ==========
Weighted average shares outstanding,
   assuming dilution                                 22,307,471        14,949,422       19,753,939        16,807,660
                                                     ==========        ==========       ==========        ==========

                             See accompanying notes.



                          NaPro BioTherapeutics, Inc.

                               Cash Flow Statement
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      ------------------------

                                                                                      1999                1998
                                                                                      -----               ----
Operating activities
Net income (loss)                                                                   $ (5,581,000)        $ 1,595,000
Adjustments to reconcile net income (loss) to net cash
           provided (used) by operating activities:
         Depreciation                                                                  1,174,000           1,894,000
         Accretion of debt issue cost, warrant allocation
           and conversion rights allocation                                              395,000             331,000
         Compensation paid with common stock, options
           and warrants                                                                1,040,000             139,000
Interest expense paid with common stock                                                   27,000             290,000
Loss on sales or retirement of assets                                                          -             582,000
Loss on early extinguishment of debt                                                      35,000             127,000
         Changes in operating assets and liabilities:

                  Accounts receivable                                                 (1,084,000)          1,079,000
                  Inventory                                                               81,000            (781,000)
                  Prepaid expense and other assets                                       117,000             109,000
                  Accounts payable                                                        89,000          (2,897,000)
                  Accrued liabilities                                                    163,000              61,000
                  Deferred revenue                                                    (2,910,000)          1,778,000
                                                                                     -----------          ----------
Net cash provided (used) by operating activities                                     (6,454,000)           4,307,000
Investing activities

         Transfer of restricted cash                                                   1,320,000          (1,609,000)
         Additions to property and equipment                                            (435,000)           (550,000)
         Proceeds from the sale of property and equipment                                 14,000              40,000
                                                                                     -----------          ----------
Net cash provided (used) by investing activities                                         899,000          (2,119,000)
Financing activities

         Proceeds from notes payable                                                   3,208,000             188,000
Debt issue cost                                                                        (294,000)                   -
         Payments of notes payable                                                   (1,232,000)         (1,385,000)
Preferred stock dividend                                                                (98,000)                   -
Redemption of preferred stock                                                        (2,805,000)                   -
Proceeds from the sale of common stock, and exercise

      of common stock warrants                                                         2,083,000              42,000
Issue cost of common stock                                                              (294,000)                  -
                                                                                     -----------          ----------
Net cash provided (used) by financing activities                                         568,000          (1,155,000)
                                                                                     -----------          ----------
Net increase (decrease) in cash and cash equivalents                                  (4,987,000)           1,033,000
Cash and cash equivalents at beginning of period                                       7,244,000           8,102,000
                                                                                     -----------          ----------
Cash and cash equivalents at end of period                                          $  2,257,000         $ 9,135,000
                                                                                     ===========          ==========

                             See accompanying notes.

                           NaPro BioTherapeutics, Inc.

                         Cash Flow Statement (continued)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      ------------------------

                                                                                      1999                1998
                                                                                      -----               ----
Supplemental schedule of activity
Interest paid in cash                                                               $    151,000         $   141,000

Noncash transactions:
Conversion of senior convertible debt to
      common stock                                                                     4,958,000           2,141,000
Conversion of convertible preferred shares to
      common stock                                                                     2,103,000             639,000
Accretion of convertible preferred stock conversion
      rights valuation, offering cost and warrant valuation                              298,000             323,000
Issuance of common stock as payment of dividends                                          11,000             182,000
Exchange of preferred shares of subsidiary for
      common stock of parent                                                                   -           1,951,000
Issuance of common stock for compensation
      previously accrued                                                                       -              40,000
Receipt of common stock into treasury                                                          -           1,768,000
Contribution of common stock from treasury to
      retirement plan                                                                    479,000                   -
Cashless exercise of warrants                                                             62,000                   -




                             See accompanying notes.

                           NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1999

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

2.       Inventory                                                 September 30,              December 31,
                                                                      1999                     1998
                                                                   -------------              ------------
         Raw materials                                             $     212,000             $     151,000
         Work-in-process                                               1,170,000                   930,000
         Finished goods                                                1,439,000                 1,632,000
                                                                    ------------              ------------
                                                                   $   2,821,000             $   2,713,000
                                                                    ============              ============

         Non-current inventory

         Raw materials                                             $   1,587,000             $     833,000
         Work-in-process                                                 213,000                   738,000
                                                                    ------------              ------------
                                                                   $   1,800,000             $   1,571,000
                                                                    ============              ============

3.       Common Stock

In the September 1999 quarter NaPro issued 1,020,493 shares of common stock in conversion of $1,528,000 of NaPro's senior convertible debt and issued 7,322 shares of common stock in payment of $11,000 interest on the senior convertible debt. In the September 1999 quarter NaPro issued 642,873 shares of common stock in conversion of 1,047 shares of NaPro's senior convertible preferred stock (the "C Preferred") and issued 3,838 shares of common stock in payment of $6,000 in dividends on the C Preferred.

In the nine months ended September 1999 NaPro issued 3,597,159 shares of common stock in conversion of $5,061,000 of NaPro's senior convertible debt and issued 19,234 shares of common stock in payment of $27,000 interest on the senior convertible debt. In the period NaPro issued 1,299,085 shares of common stock in conversion of 2,103 shares of the C Preferred and issued 6,761 shares of common stock in payment of $11,000 in dividends on the C Preferred.

4.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share. In calculating diluted earnings loss per share for the periods in which a loss is reported, the impact of all additional shares is antidilutive, and thus not included in the calculation.

                                                             Quarter Ended                  Nine Months Ended
                                                             September 30,                    September 30,
                                                           --------------------            ---------------------
                                                           1999            1998            1999             1998
                                                           ----            ----            ----             ----
Numerator:

         Net income (loss)                             $(2,052,000)    $  (130,000)    $(5,581,000)      $ 1,595,000
         Preferred stock dividends                        (236,000)        (56,000)       (401,000)         (182,000)
         Preferred stock redemption premium               (805,000)              -        (805,000)                -
                                                        ----------        --------      ----------        ----------
         Numerator for basic earnings (loss) per
           share - income available to
           common stockholders                          (3,093,000)       (186,000)     (6,787,000)        1,413,000

Effect of dilutive securities:

         Senior convertible debt                                 -               -               -            50,000
         Preferred stock dividends                               -               -               -            27,000
                                                        ----------        --------      ----------        ----------
         Numerator for earnings (loss) per share,
           assuming dilution - income available to
           common stockholders after assumed
           conversions                                 $(3,093,000)    $  (186,000)    $(6,787,000)      $ 1,490,000
                                                        ==========      ==========      ==========        ==========

Denominator:

         Denominator for earnings (loss) per share -
           weighted average shares outstanding          22,307,471      14,949,422      19,753,939        14,196,179
                                                        ==========      ==========      ==========        ==========

         Senior convertible debt                                 -               -               -         1,371,339
         Convertible preferred stock                             -               -               -           796,996
         Non-voting common stock                                 -               -               -           395,000
         Stock options and warrants                              -               -               -            48,146
                                                        ----------        --------      ----------        ----------
Dilutive potential common shares                                 -               -               -         2,611,481
                                                        ----------        --------      ----------        ----------

         Denominator for diluted earnings per share-
           adjusted weighted average shares out-
           standing and assumed conversions             22,307,471      14,949,422      19,753,939        16,807,660

Earnings (loss) per common share                       $     (0.14)    $     (0.01)    $     (0.34)      $      0.10
                                                        ==========      ==========      ==========        ==========
Earnings (loss) per common share, assuming
    dilution                                           $     (0.14)    $     (0.01)    $     (0.34)      $      0.09
                                                        ==========      ==========      ==========        ==========

5.       Development Agreement with Abbott Laboratories

On July 23, 1999 NaPro entered into a 20 year collaborative agreement (the "Agreement") with Abbott Laboratories ("Abbott") to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the United States and Canada.

NaPro will be responsible for supply of bulk drug and will jointly conduct clinical trials with Abbott. Abbott will be responsible for the finishing, regulatory filings, marketing and sale of the finished drug product. As part of the Agreement, NaPro has licensed to Abbott its paclitaxel-related patents in the United States and Canada. Most primary decisions related to the development program will be made by a joint NaPro-Abbott Development Committee.

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

6.       Retirement of Convertible Securities

On August 2, 1999 NaPro redeemed for cash $2 million of shares of its Series C Preferred at a cost of $2.8 million including redemption premiums and outstanding accrued but unpaid dividends. Through September 30,1999 all of the shares of the C Preferred outstanding at December 31, 1998 has been either redeemed or converted into common stock. Through August 2, 1999, all of NaPro's convertible debt outstanding at December 31, 1998 had been redeemed (in January, 1999) or was converted into common stock. Funding for the redemption of NaPro's convertible debt and the C Preferred was provided by NaPro's current cash and cash received from Abbott.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that NaPro's management believes is relevant to an assessment and understanding of the Company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in NaPro's Annual Report on Form 10-K for the year ended December 31, 1998.

General

NaPro is a natural product pharmaceutical company that is focusing primarily on the development, manufacture and commercialization of paclitaxel, a naturally-occurring anti-cancer agent found in certain species of yew (Taxus) trees.

NaPro has devoted its efforts primarily to the development and implementation of its proprietary extraction, isolation and purification (EIPTM) technology and the development of its proprietary semi-synthetic method for producing NaPro paclitaxel. To advance the development and commercialization of NaPro paclitaxel, NaPro entered into 20-year, exclusive agreements with F.H. Faulding & Co., Ltd. ("Faulding") and Abbott Laboratories ("Abbott") for the clinical development, sales, marketing and distribution of NaPro paclitaxel.

NaPro will be responsible for supply of bulk drug and will jointly conduct clinical trials with Abbott. Under the Agreement with Abbott, entered into on July 23, 1999, Abbott will be responsible for the finishing, regulatory filings, marketing and sale of the finished drug product. As part of the Agreement, NaPro has licensed to Abbott its paclitaxel-related patents in the United States and Canada. Most primary decisions related to the development program will be made by a joint NaPro-Abbott Development Committee. NaPro-Abbott have begun recruiting sites and investigators for the next phase of pivotal studies. Clinical studies to be pursued by NaPro-Abbott will investigate several different cancers in a variety of populations. The exclusive agreement with Abbott (The "Abbott Agreement") covers the United States and Canada.

NaPro has and will receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. On July 26, 1999 NaPro received $5 million, consisting of an initial $1 million fee, $2 million from the purchase by Abbott of NaPro common stock at $5.00 per share, and a $2 million draw-down on a secured loan. In September 1999 NaPro received another $1 million under the secured loan. NaPro incurred $300,000 of debt issue cost and $300,000 of stock issue cost, which have been netted against the loan proceeds and stock proceeds, respectively. In addition to payments already received, NaPro may receive up to $6 million in the fourth quarter of 1999 consisting of another $1 million in fees, an additional $2 million equity investment (both of which are subject to certain operating milestones) and additional advances under the secured loan of up to $3 million.

Contingent upon NaPro's successful achievement of all development milestones and including all payments expected in 1999, NaPro could receive up to $48 million from Abbott consisting of $38 million in development fees and $10 million for the purchase of 2 million shares of NaPro common stock. In addition, NaPro also will have access to up to $20 million under the secured loan with Abbott. The loan bears a primary interest rate of 6.5% and is due in full on the earlier of:
1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the U.S. Food and Drug Administration ("FDA"); 2) the termination of the Abbott Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly.

Contingent upon achieving certain commercial sales thresholds over several years after regulatory approval is received, NaPro may receive additional milestone payments from Abbott of up to $57 million. No assurance can be given that regulatory approval will be received or sales thresholds will be achieved.

Under terms of the Abbott Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug.

In 1992 NaPro formed a strategic alliance through an exclusive agreement with Faulding. Pursuant to this agreement, Faulding Agreed to fund and, with NaPro's input, undertake the clinical trials to obtain regulatory approvals for commercializing NaPro's paclitaxel in its territory. NaPro is responsible for supplying Faulding with NaPro's paclitaxel for clinical trials and commercial purposes and Faulding is required to purchase all of its paclitaxel requirements from NaPro. Faulding pays a fixed price for non-commercial sales and a substantial share of gross revenue for NaPro's paclitaxel sold commercially. There can be no assurance that Faulding will succeed in obtaining further regulatory approvals to market NaPro's paclitaxel within its territory. Furthermore, if such approvals are gained, there can be no assurance that Faulding will market NaPro's paclitaxel successfully in these additional countries.

NaPro is in discussions with a number of international pharmaceutical companies to assist NaPro in developing and marketing NaPro paclitaxel in various other parts of the world. NaPro is currently dependent for revenue exclusively on sales of NaPro paclitaxel and on royalties and payments related to licensed technology.

NaPro has initiated and is co-managing with Abbott clinical studies exploring the use of its patented formulation of paclitaxel using its patented method of administration. NaPro anticipates that information gained in such studies will be useful in the filing of a New Drug Application with the FDA for NaPro paclitaxel. The cost of such studies is increasing and will be significant.

Through September 30, 1999, NaPro's production of paclitaxel was limited primarily to research and small-scale production, and much of NaPro's product sales and production were for use in clinical trials and for research and development purposes. Accordingly, NaPro has generated only limited revenue from such activities and has incurred significant losses, including operating losses of $13.4 million, $13.8 million and $7.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. For the nine months ended September 30, 1999, NaPro recorded an operating loss of $7.4 million. The accumulated deficit at September 30, 1999 was $49.2 million. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its clinical trials, product development, biomass procurement, and other research and development activities. NaPro anticipates that losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

NaPro believes that its ability to generate revenue depends primarily on its ability to obtain regulatory approval in the United States or another major market for the commercial sale of NaPro paclitaxel, on its ability to obtain partners, on its ability to obtain regulatory approval for its manufacturing facilities and on its ability to construct manufacturing facilities that produce quantities of NaPro paclitaxel sufficient to supply its strategic partners' requirements for commercial sales. Moreover, NaPro's future growth and profitability will depend on the success of its strategic partners in fostering acceptance in the oncological market for NaPro paclitaxel as a preferred dosing regimen of taxane chemotherapy to be used alone or in combination with other chemotherapeutic agents.

In January 1995, Faulding received approval to market NaPro paclitaxel commercially in Australia under the trade name ANZATAX(TM). Faulding's effectiveness in marketing NaPro paclitaxel in Australia and other markets will continue to have a significant affect on NaPro's operations.

Prior to March 1998 NaPro had an agreement with IVAX Corporation ("IVAX") for the clinical development, sales, marketing and distribution of NaPro paclitaxel. In February 1997, Bristol-Myers Squibb Company ("Bristol") submitted a Supplemental New Drug Application with orphan drug designation for paclitaxel for the treatment of Kaposi's sarcoma ("KS") before the filing by IVAX of a New Drug Application ("NDA") for the same indication. The Bristol application was approved by the FDA in August 1997. Under the Orphan Drug Act of 1983, this approval resulted in IVAX/NaPro being denied marketing approval for the KS indication for seven years.

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

In March 1998, NaPro and IVAX terminated their development and marketing relationship. That termination left NaPro free to seek regulatory approvals and market NaPro paclitaxel under the Abbott Agreement and to seek an international partner or partners with which to pursue regulatory approvals and marketing of NaPro paclitaxel outside the territory contractually allocated to Faulding. There can be no assurance that NaPro will be able to secure such approvals or form new long-term relationships for the approval, marketing, and distribution of NaPro paclitaxel in these areas, or that NaPro, Abbott or international partners, if found, will be able to effectively market NaPro paclitaxel.

Results of Operations

Quarter ended September 30, 1999, compared to the quarter ended September 30, 1998 Sales for the 1999 quarter were $2.2 million, an increase of $1.5 million from the 1998 quarter. The increase related primarily to an increase in product shipments to Faulding, as well as inclusion in the 1999 quarter of final shipment to IVAX. While shipments to Faulding have increased for the year, NaPro cannot be assured of an increased level of sales for future years. Shipments to strategic partners will vary significantly on a quarter-to-quarter basis depending on a number of factors including changes in market demand, changes in approved markets, and the level of inventory carried by the strategic partners. This quarter-to-quarter variability will continue until stable commercial demand has been established for the product in a major market.

Research and development and cost of products sold expense for the 1999 quarter was $3.5 million, an increase of $1.4 million from the 1998 quarter. The increase resulted primarily from an increase in the level of cost of product sold because of higher sales volume.

General and administrative expense for the 1999 quarter was $2 million, an increase of $1 million from the 1998 quarter. The increase was primarily attributable to bonuses and retroactive pay increases made after closing of the Abbott Agreement.

License fee income for the 1999 quarter was $1.3 million, a decrease of $1.7 million from the 1998 quarter. The 1999 amount included $1 million in license fees under the Abbott Agreement. The 1998 amount included $2.6 million in license fees under the IVAX termination agreement upon the issue of a European patent. License fees and milestone payments are unusual and may be non-recurring. No further payments are expected under the IVAX termination.

Nine months ended September 30, 1999, compared to the nine months ended September 30, 1998 Sales for the 1999 period were $6.2 million, an increase of $2.5 million from the 1998 period. The increase related primarily to an increase in product shipments to Faulding.

Research and development and cost of products sold expense for the 1999 period was $9.2 million, an increase of $2.4 million from the 1998 period. The increase resulted primarily from an increase in the level of cost of products sold because of higher sales volume, increased clinical trial expense and increased semi-synthesis development expense.

General and administrative expense for the 1999 period was $4.4 million, a decrease of $700,000 from the 1998 period. The decrease was primarily attributable to the cost associated with the IVAX termination and decreased legal fees.

License fee income for the 1999 period was $2.3 million, a decrease of $8.5 million from the 1998 period. This income related to a license fee paid by IVAX in conjunction with the termination agreement, except for $1 million received in 1999 relating to the Abbott Agreement.

Interest income for the 1999 period was $300,000, a decrease of $100,000 from the 1998 period. This decrease was primarily due to a decrease in invested cash.

Interest and other expense for the 1999 period was $500,000, a decrease of $300,000 from the 1998 period. The decrease was attributable largely to a smaller balance due on the senior convertible debt.

Extraordinary item for the 1999 period was $200,000. There was no similar amount in the 1998 period. This item was a loss on early extinguishment of debt resulting from the early redemption of a portion of the senior convertible debt.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. At September 30, 1999, NaPro had a working capital balance of $5.1 million. This compared to a working capital balance of $7.1 million as of December 31, 1998. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $38.5 million, on the exercise of warrants and options of $5.9 million, and on net borrowings of $2.8 million.

On July 23, 1999, NaPro entered into the Abbott Agreement, which is expected to be a significant ongoing capital source. See "General".

NaPro's existing capital, anticipated 1999 sales, and proceeds from transactions with Abbott are expected to provide adequate capital to fund NaPro's necessary operations and capital expenditures in the near future. Pharmaceutical development is, however, a costly and time consuming process. NaPro is actively pursuing additional partners for international marketing territories to assist in the development and marketing of its products, and may seek other forms of long-term financing should such financing become available on acceptable terms.

In June 1997, NaPro privately placed $10.3 million of senior convertible debt, which bore interest at 5% payable in cash or in common stock at NaPro's option. The notes were convertible into common stock at a 10% discount from the lowest market price of the common stock during specified periods prior to conversion. In the September 1999 quarter NaPro issued 1,020,493 shares of common stock in conversion of $1.5 million principal of the notes, and 7,322 shares of common stock in payment of $11,000 interest on the notes. In the nine months ended September 1999 NaPro issued 3,597,159 shares of common stock in conversion of $5.1 million principal of the notes, and 19,234 shares of common stock in payment of $27,000 interest on the notes. None of the senior convertible debt remained outstanding at September 30, 1999.

In December 1997, NaPro privately placed 5,000 shares of its Senior Convertible Redeemable Preferred Stock Series C (the "C Preferred") for an aggregate issuance amount of $5 million. The C Preferred accrued dividends at 5% per year payable in common stock or cash at NaPro's option. The C Preferred was convertible into common stock at a 5% discount from the market price during specified periods prior to the conversion date. In the September 1999 quarter NaPro issued 642,873 shares of common stock in conversion of $1 million of shares of the C Preferred and 3,838 shares of common stock in payment of $6,000 of dividends on the C Preferred. In the nine months ended September 1999 NaPro issued 1,299,085 shares of common stock in conversion of $2.1 million of shares of the C Preferred and 6,761 shares of common stock in payment of $11,000 of dividends on the C Preferred. In August 1999 NaPro exercised its right to redeem

$2 million of C Preferred for $2.8 million including premium and accrued dividends. No C Preferred shares remained outstanding at September 30, 1999

Under terms of the termination agreement with IVAX, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's patents (the "Patent") in the United States, Europe and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product was delivered. In April, 1998, IVAX returned approximately 1.1 million shares of NaPro common stock. In addition, upon the issuance of the Patent in various countries, IVAX made additional payments of $6.4 million. NaPro manufactured a fixed amount of paclitaxel for delivery to IVAX periodically through August 1999. In the September 1999 quarter NaPro received the final $300,000 of the escrow. NaPro will receive no further payment under the IVAX termination agreement.

Working Capital and Cash Flow Cash and cash equivalents decreased $4.9 million to $2.3 million for the nine months ended September 30, 1999 from $7.2 million at December 31, 1998. During the 1999 period net cash used by operations was $6.5 million. Investing activity provided cash of $900,000 while financing activity provided $600,000. Prior to closing the Abbott Agreement NaPro had typically obtained cash in relatively large amounts and thus at times, such as December 31, 1998, had carried relatively large balances of cash. As discussed above, the Abbott Agreement includes a $20 million secured loan arrangement. Within the terms of the Agreement NaPro will draw cash on the loan as and when needed.


Accounts receivable increased $1.1 million to $1.5 million at September 30, 1999 from $400,000 at December 31, 1998. The increase was primarily attributable to the timing of sales to Faulding.

Capital Expenditures NaPro expended $400,000 during the first nine months of 1999 for capital projects, primarily for plantation cost.

Since the FDA's determination that NaPro paclitaxel could not be marketed in the U.S. for KS during Bristol's period of exclusivity under the Orphan Drug Act, NaPro significantly reduced the scope of its operations and reduced or delayed capital expenditures. The recent execution of the Abbott Agreement (see above) may significantly change NaPro's planned capital expenditures.

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

Two years ago NaPro implemented a review of its systems and other assets which could be subject to Y2K. NaPro has completed the review of its primary systems and has brought all of the systems into Y2K compliance.

NaPro is assessing its secondary systems and other assets, including microprocessor-controlled equipment, and expects to complete that assessment no later than November 1999. The potential for significant interruption from secondary systems exists, although NaPro believes that the likelihood of interruption caused by Y2K failures in secondary systems is small.

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

Special Note Regarding Forward-looking Statements

Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Reform Act of 1995. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "anticipates, "expected" or comparable terminology or by discussions of strategies or trends. Such forward-looking statements may also include, among other things:

         statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining additional strategic partners;

         the prospects for and timing of regulatory approvals;

         the completion of clinical trials and regulatory filings;

         the timing and likelihood of the receipt of payments from the strategic partners;

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

         the results of clinical studies;

         the business abilities and judgment of NaPro's management and other personnel;

         competition from Bristol and other existing and new producers of paclitaxel and other drugs;

         the results of research and development activities;

         technological advances in cancer treatment and drug development;

         the ability to obtain and enforce patents;

         the ability to obtain raw materials and commercialize manufacturing processes;

         the ability to obtain rights to technology;

         the effect of capital market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies;

         the availability of qualified personnel;

         the ability of Abbott and Faulding to perform their obligations under their existing agreements with NaPro;

         the ability of NaPro to establish relationships with capable strategic partners to develop and market NaPro paclitaxel in the territories not covered by the Abbott and Faulding agreements;

         changes in and compliance with governmental regulations;

         the effect on NaPro's revenue, cash flow and earnings from foreign exchange rate fluctuations;

         adverse economic and general business conditions;

         any Y2K issues of NaPro, its customers or vendors;

         and other factors described or referenced in this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Following the final delivery of product to IVAX in August 1999 under the IVAX termination agreement, sales of NaPro paclitaxel to Faulding will constitute substantially all of NaPro's revenue until NaPro begins making sales to Abbott under the Abbott Agreement. Faulding purchases NaPro paclitaxel at a price which varies in proportion to the price at which Faulding sells the product. Faulding's sales are made in the currencies of each of the countries in which it sells NaPro paclitaxel. As a result, NaPro's revenue from sales of NaPro paclitaxel is affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. Faulding's largest single market is Australia, accounting for approximately 39% of Faulding's commercial sales during the year ended March 1999. If changes in foreign currency markets cause a decrease in the price per gram NaPro receives from Faulding, there could be a material adverse effect on NaPro's earnings and cash flow. For example, during the year ended March 1999, NaPro's revenue attributable to sales of NaPro paclitaxel to be resold commercially by Faulding totaled $2.2 million. Had there been negative pressure on the relevant exchange rates such that the price had been reduced by 20%, NaPro's revenue for the year ended March 1999 would have been reduced by approximately $400,000 and NaPro would have experienced materially reduced cash flow. While sales to Faulding will continue to have a significant impact on NaPro's revenue in the near term, NaPro's future revenue and success will be dependent upon obtaining regulatory approvals and on Abbott's success in marketing NaPro paclitaxel, of which there can be no assurance.

Prior to July 1999, NaPro's fixed rate indebtedness was represented by its senior convertible debt, all of which had either been converted, repurchased or redeemed by July 26, 1999. During the third quarter 1999, NaPro borrowed $3 million from Abbott under a credit facility under which, subject to certain conditions, it may borrow up to $20 million. As this loan bears interest at a fixed rate of 6.5%, NaPro's indebtedness under this loan will not be sensitive to market rate fluctuations. NaPro currently does not use derivative financial instruments to manage its interest rate risk and has no cash flow exposure due to general interest rate changes for its fixed interest rate debt.

                           Part II--Other Information

Item 1.  Legal Proceedings

There were no material developments in NaPro's legal proceedings in the September 1999 quarter. See discussion in the June 30, 1999

Form 10-Q.
Item 2.  Changes in Securities

In the September 1999 quarter, NaPro issued 1,020,493 shares of common stock in conversion of $1.5 million of NaPro's convertible debt and issued 7,322 shares of common stock in payment of $11,000 interest on the convertible debt. In the September 1999 quarter, NaPro issued 642,873 shares of common stock in conversion of 1,047 shares of NaPro's C Preferred and issued 3,838 shares of common stock in payment of $6,000 in dividends on the C Preferred. The issuance of shares of common stock upon conversion of the convertible debt and C Preferred was exempt from registration under section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). The issuance of shares of common stock in the payment of interest and dividends was exempt as a private placement to sophisticated investors under section 4(2) of the Securities Act and Regulation D thereunder.

On July 23, 1999, NaPro issued 400,000 shares of common stock to Abbott for $2,000,000. The issuance of these shares of common stock was exempt as a private placement to a sophisticated investor under section 4(2) of the Securities Act.

On October 4, 1999, NaPro issued 5,000 shares of common stock to the former C Preferred shareholder for $10,000 upon exercise of warrants. The issuance of shares of common stock upon exercise of these warrants was exempt from registration under section 4(2) of the Securities Act and Regulation D thereunder.

Item 3.  Defaults upon Senior Securities.     None.

Item 4   Submission of Matters to a Vote of Securities Holders.

At the Annual Meeting of Stockholders held on October 28, 1999 (the "Annual Meeting"), the following proposals were adopted by the margins indicated:

1. The election of one Class III directors to hold office until the 2002 annual meeting of stockholders:

                                                               Number of Shares
                                                         ----------------------
                         Nominee                         For          Withheld
                         -------                         ---          --------
                   Sterling K. Ainsworth                 21,324,694   321,949

In addition, the terms for the following members of the Board of Directors continued after the Annual Meeting although no vote was taken: Leonard P. Shaykin, Patricia A. Pilia, Ph.D., Arthur H. Hayes, Jr., M.D., Stanley Knowlton, and Seth Rudnick, M.D.

2. Approval of an amendment to NaPro's 1994 Long-Term Performance Incentive Plan increasing the number of shares of common stock issuable thereunder:

                                                               Number of Shares
                                                               ----------------
                            For                               18,800,796
                            Against                            2,049,513
                            Abstain                              796,334

3. The ratification of the selection by the Board of Directors of Ernst & Young LLP as NaPro's independent auditors for the year ending December 31, 1999.

                                                               Number of Shares
                                                               ----------------
                            For                                21,603,128
                            Against                                30,033
                            Abstain                                13,482

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

NaPro filed a Current Report on Form 8-K dated July 23, 1999 reporting the agreement with Abbott Laboratories for the clinical development, sales, marketing and distribution of NaPro paclitaxel.

Exhibit

Number   Description of Exhibit

10.1 Development, License and Supply Agreement, dated as of July 23, 1999, by and between NaPro and Abbott, incorporated herein by reference to NaPro's Current Report on Form 8-K dated July 23, 1999 (File No. 0-243201)

10.2 Stock Purchase Agreement, dated as of July 23, 1999, by and between NaPro and Abbott, incorporated herein by reference to NaPro's Current Report on Form 8-K dated July 23, 1999 (File No. 0-243201)

10.3 Loan and Security Agreement, dated as of July 23, 1999, by and between NaPro and Abbott, incorporated herein by reference to NaPro's Current Report on Form 8-K dated July 23, 1999 (File No. 0-243201)

27.1     Financial Data Schedule.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.

                                               NaPro BioTherapeutics, Inc.

November 12, 1999                              /s/ Leonard P. Shaykin
                                               ----------------------
                                               Leonard P. Shaykin
                                               Chairman of the Board
                                               Chief Executive Officer

November 12, 1999                              /s/ Gordon Link
                                               ----------------------
                                               Gordon Link
                                               Vice President
                                               Chief Financial Officer
                                               (Principal Financial Officer)

November 12, 1999                              /s/ Robert L. Poley
                                               ----------------------
                                               Robert L. Poley
                                               Controller
                                               (Principal Accounting Officer)