Form 10-K
period 1999-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2000-04-14
CIK 891504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

   Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934

                          Year Ended December 31, 1999

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained, to the best of registrant's knowledge, in a definitive proxy statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $177,336,000 as of March 24, 2000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2000:

Common Stock                        23,197,477
Nonvoting  Common Stock                395,000

Incorporated by reference in Part III of this report is certain information contained in the NaPro Proxy Statement for its 2000 Annual Meeting of Stockholders.



                                                 Table of Contents

                 Item                                                                                  Page
Part I            1      Business                                                                         3
                  2      Properties                                                                      20
                  3      Legal Proceedings                                                               20
                  4      Matters Submitted to Stockholders' Vote                                         21
Part II           5      Market Information and Related Stockholder Matters                              22
                  6      Selected Financial Data                                                         23
                  7      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                             24
                  7A     Quantitative and Qualitative Disclosures about
                         Market Risk                                                                     31
                  8      Financial Statements and Supplementary Data                                     32
                  9      Changes in and Disagreements with Accountants                                   32
Part III          10     Directors and Executive Officers                                                33
                  11     Executive Compensation                                                          33
                  12     Security Ownership of Certain Beneficial Owners and
                         Management                                                                      33
                  13     Certain Relationships and Related Transactions                                  33
Part IV           14     Exhibits, Financial Statement Schedules, and Reports on
                         Form 8-K                                                                        33


                                     Part I

                                     Item 1

                                    Business

General

NaPro BioTherapeutics, Inc. (together with its subsidiaries, "NaPro" or "the Company") is a natural product pharmaceutical company focused primarily on the development, manufacture and commercialization of cancer chemotherapeutic agents and related technologies. Natural product substances have been, and continue to be, the primary source of new chemotherapeutic anti-cancer agents, especially compounds which exert their anti-cancer activity by novel mechanisms of action. NaPro's lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew (Taxus) trees. In addition to its efforts with paclitaxel, NaPro is actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, either derived from natural products or otherwise. Such evaluations may involve individual molecules, classes of compounds or platform technologies, both in the cancer field and otherwise, which could involve the acquisition of entire private or publicly traded companies. NaPro is also working internally on several classes of compounds which have promising in vitro and in vivo activity as anti-tumor agents that function by new and novel mechanisms that may increase the likelihood of their success as new chemotherapeutic agents. See chart at end of this section.

To date, the majority of NaPro's resources have been directed toward the development and manufacture of paclitaxel. The market for paclitaxel is dominated by Bristol-Myers Squibb Company ("Bristol"). Bristol has publicly announced that worldwide sales of its formulation of paclitaxel were approximately $1.5 billion in 1999 and approximately $1.2 billion in 1998. Bristol's paclitaxel is the only U.S. Food and Drug Administration ("FDA") approved formulation of paclitaxel in the United States and is indicated for the treatment of breast and ovarian cancers, Kaposi's sarcoma, and non-small cell lung cancer when used in combination with cisplatin. NaPro believes that by combining its proprietary extraction, isolation and purification ("EIP(TM)") and semisynthetic manufacturing technology, the renewable sources of Taxus biomass being developed by NaPro, and current as well as possible future long-term, exclusive agreements with major international pharmaceutical companies, NaPro will be positioned to participate significantly in the worldwide paclitaxel market. There can be no assurance, however, that NaPro paclitaxel will prove safe and effective, meet applicable standards necessary for regulatory approvals or be successfully marketed.

NaPro's strategy for advancing the development and commercialization of NaPro paclitaxel has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. On July 23, 1999, NaPro entered into a 20-year collaborative agreement (the "Abbott Agreement") with Abbott Laboratories ("Abbott") to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers only the United States and Canada. Pursuant to the Abbott Agreement, NaPro will be responsible for supply of bulk drug and may jointly conduct clinical trials with Abbott. Abbott will be responsible for finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed to Abbott its paclitaxel-related patents in the United States and Canada. Most primary decisions related to the development program will be made by a joint NaPro-Abbott Development Committee. See "Strategic Alliances - Abbott."

In 1992, NaPro entered into a 20-year exclusive agreement (the "Faulding Agreement") with F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company ("Faulding"), for the clinical development, sales, marketing and distribution of NaPro paclitaxel in Australia, New Zealand and much of southeast Asia. Faulding currently sells NaPro paclitaxel in 18 countries. See "Strategic Alliances - Faulding."

NaPro supplies NaPro paclitaxel to Faulding, which formulates it into a commercial drug product named ANZATAX(TM). Faulding has agreed to fund and, with NaPro's input, perform development work leading to regulatory approvals of ANZATAX(TM) in its territories. NaPro is responsible for supplying Faulding with NaPro paclitaxel for clinical and commercial purposes. NaPro is currently receiving payments from Faulding based on clinical sales and commercial sales in territories where sales of ANZATAX(TM) have been approved.

Faulding obtained regulatory approval and began marketing ANZATAX(TM) as a pharmaceutical for the treatment of refractory breast and ovarian cancers in Australia in January 1995. Faulding subsequently obtained regulatory approval and began marketing ANZATAX(TM) in several countries in the Middle East and Asia, and is seeking approvals to market ANZATAX(TM) in other countries in its defined territory. See "Clinical Status of NaPro paclitaxel, Faulding."

NaPro is in discussions with companies aimed at forming alliances for the development, sales, marketing and distribution of NaPro paclitaxel in Europe, South America and other territories. There can be no assurance, however, that NaPro will succeed in entering into additional strategic development and marketing agreements.

The compound, paclitaxel, is not patented. Bristol has obtained, however, U.S. patents covering the method of administration upon which its FDA approval was received. A number of companies have filed applications with the FDA for generic paclitaxel based upon Bristol's initial FDA approval. Anyone obtaining FDA approval for generic paclitaxel will rely upon a method of administration that might infringe the Bristol patents. Bristol has sued those companies that are seeking FDA approval for generic paclitaxel for infringement of its patents. The court before which the action is pending ruled that several key claims of the patents are invalid. The court has approved an expedited appeal of the ruling. NaPro and Abbott are reviewing the effects of the foregoing on their drug development program. See "Patents and Proprietary Technology."

NaPro is currently conducting the preclinical development of a proprietary oral delivery system for paclitaxel. NaPro believes that the oral method of administration will have several advantages over the currently used intravenous delivery of the drug, including the elimination of the adverse reactions caused by the current intravenous vehicle and the elimination of risk inherent in intravenous administration of any drug. Commercialization of the technology under development will depend on completion of the preclinical formulation development, successful clinical demonstration of safety and efficacy, and FDA approval to market. In addition, successful commercialization of this technology may involve acquisition of intellectual property by NaPro, successful prosecution of NaPro's intellectual property rights, and/or avoidance of infringements of intellectual property rights of third parties. The success of none of these steps can be assured.

The following chart identifies the commercial products and several classes of compounds in which NaPro is currently engaged in research.



                                     NaPro Drugs: Commercial or in Development

Product                                      Indication(s)                            Development Status
-------                                      -------------                            ------------------
ANZATAX(TM)paclitaxel for                    Breast & Ovarian Cancer                  Commercialized in 18
injection (Faulding)                                                                  countries outside the US

NaPro Paclitaxel for Injection               Solid tumors                             Clinical

NaPro Oral Paclitaxel                        Proprietary delivery system              Preclinical
                                             for solid tumors

NaPro 82739, NaPro 80239,                    Solid tumors                             Development candidate
NaPro 80661                                                                           selection

Paclitaxel Overview

Cancer is the second leading cause of death in the United States with over one million new cases diagnosed each year. Cancer is generally treated by surgery, radiation, chemotherapy or a combination of these therapies. Since gaining approval in December 1992, paclitaxel has become the largest selling drug of the class of cancer chemotherapy drugs known as cytotoxic agents.

Paclitaxel is a natural product that was recognized by the National Cancer Institute (the "NCI") in 1963 as showing cytotoxic activity against leukemia cells and inhibitory activity against a variety of tumors. Over the next two decades, researchers working under grants from the NCI conducted studies to determine paclitaxel's structure and its mechanism of action. The NCI studies indicated that paclitaxel inhibits the normal action of microtubules in cancer cell division. Microtubules, located in the cytoplasm of cells, play a vital role in cellular division. Paclitaxel promotes microtubule assembly and blocks normal microtubule disassembly in cells, thereby arresting cell division and inducing the death of cancer cells. This cytoplasmic mechanism of action contrasts with the nuclear mechanism of action of the majority of cytotoxic drugs which kill the cell by attacking nuclear components such as DNA.

In June 1991, the NCI formalized a Collaborative Research and Development Agreement ("CRADA") for development of paclitaxel with Bristol, the world's largest oncology company. Bristol assumed develop ment of paclitaxel, including completion of the necessary clinical trials and manufacturing scale-up. In June 1992, Bristol submitted a New Drug Application ("NDA") to the FDA. Bristol received approval for the sale of paclitaxel as a treatment for refractory ovarian cancer in December 1992 and has subsequently received approval for the sale of paclitaxel as a treatment for various other cancer indications.

Paclitaxel is one of a family of compounds, commonly referred to as taxanes, which share a hydrocarbon ring (diterpene) structure. Taxanes are found naturally in many parts of various species of yew trees. The concentration of taxanes in yew trees is very small, generally less than 1,000 parts per million, and accordingly, the process of extracting taxanes from yew biomass is complicated and challenging. Several production approaches can be used to arrive at a final stage paclitaxel product for use in clinical trials and for commercialization. NaPro believes the two most prevalent processes used today are conventional biomass extraction and semisynthesis.

With conventional extraction, the manufacturing process must be designed to extract, isolate and purify paclitaxel from yew biomass leaving behind other components, including non-paclitaxel taxanes. The extraction, isolation and purification processes, however, are complicated since there are more than 100 different taxanes present in yew biomass. In a semisynthesis process, the initial extraction, isolation and purification is similar to that of the conventional extraction process, except that the process not only isolates paclitaxel, but also isolates certain other taxanes (which are otherwise considered waste byprod ucts) and converts these taxanes into paclitaxel through chemical synthesis. By converting other taxanes into paclitaxel, the semisynthesis process increases the yield of paclitaxel from the same quantity of biomass. Regardless of which process is used, the final product must have levels of impurities meeting regulatory criteria.

Historically, the Pacific yew tree was the primary source of biomass. Most species of Taxus, including the Pacific yew, grow slowly, requiring a number of years to reach harvestable size. As a result of its slow growth, Taxus in the wild is generally found in old growth forests, frequently the habitat of endangered species, including the spotted owl. Biomass from the Pacific yew tree has historically included the bark, obtained only by destroying the tree. As a result, there was a considerable amount of public debate and controversy in the United States and other countries by environmental groups and others regarding the harvesting of bark from the wild tree. NaPro halted harvesting bark from wild Pacific yew trees in 1994. See "Corporate Strategy" and "Biomass - Manufacturing."

Other companies have developed taxane analogues that are similar, but not chemically identical, to paclitaxel. For example, Aventis S.A., ("Aventis"), a large international pharmaceutical company, has developed docetaxel, one such taxane analog, which is being marketed in various parts of the world under the trademark Taxotere(R) . Taxotere(R) has a different toxicity profile than paclitaxel and has side effects not observed with paclitaxel. In May 1996, the FDA approved Taxotere(R) for treatment of anthracycline-resistant breast cancer in patients without impaired liver function.

Clinical Development of NaPro Paclitaxel

Pursuant to the Abbott Agreement, NaPro is responsible for supply of bulk drug and may jointly conduct clinical trials with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed to Abbott its paclitaxel-related patents in the United States and Canada. Most primary decisions related to the development program will be made by a joint NaPro- Abbott Development Committee.

Pursuant to the Faulding Agreement, Faulding has the primary responsibility for pursuing regulatory approval of NaPro paclitaxel within the Faulding territory. NaPro has responsibility for supporting the regulatory approvals in regard to information related to NaPro's manufacturing processes. NaPro has filed confidential Drug Master Files ("DMF") and other information containing certain of NaPro's proprietary processes used in the manufacture of NaPro paclitaxel with regulatory agencies in the United States, Canada, Europe, Australia and southeast Asia. In addition, NaPro performed toxicological and chemical characterization necessary for filing an Investigational New Drug Application ("IND") for extracted paclitaxel.

Existing regulatory approvals have a direct impact on the clinical and marketing strategy being pursued by NaPro. In December 1992, Bristol obtained NDA approval in the United States for its paclitaxel product. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel that gains approval through an NDA process is granted a five-year period of marketing exclusivity, which prevents submission by another party of an Abbreviated New Drug Application ("ANDA") for generic substitutes until such period of exclusivity expires. Bristol's exclusivity period in the United Stated expired in December 1997. Additional provisions under the Waxman-Hatch Act may result in an additional 30 month delay in the approval of an ANDA if the sponsor (in this case Bristol) has published a patent related to the product. This 30-month period of exclusivity ends June 2, 2000. A statute comparable to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. See "Government Regulation and Product Approvals."

NaPro NaPro filed an IND in May 1998, and initiated clinical trials of NaPro paclitaxel for three indications in June 1998 and March 1999. These studies were not specifically designed to support an NDA filing. Meetings and correspondence with the FDA continue with respect to expanding the NaPro/Abbott drug development program in paclitaxel. NaPro does not currently intend to disclose the status or results of clinical studies prior to submitting those results in regulatory filings. The two companies have engaged in communication with the FDA concerning a development plan for various clinical indications. There can be no assurance that these trials will demonstrate NaPro paclitaxel to be safe or effective.

Faulding In January 1995, Faulding received generic regulatory approval from the Australian Therapeutic Goods Administration ("TGA") to market ANZATAX(TM) in Australia. Under Australian law there is no exclusivity period comparable to that provided by the Waxman-Hatch Act, and, therefore, approval of a generic substitute was possible without the need for additional clinical trials. Faulding did, however, conduct clinical investigations with ANZATAX(TM) in order to support marketing in Australia and to support applications for regulatory approval in other countries. NaPro and Faulding have obtained regulatory approval from the TGA for NaPro to supply NaPro paclitaxel to Faulding from its U.S. and Canadian manufacturing facilities. In addition to Australia, Faulding markets ANZATAX(TM) in Cyprus, Egypt, Hong Kong, India, Jordan, Kuwait, Lebanon, Oman, Pakistan, Peoples Republic of China, the Phillippines, Republic of China (Taiwan), Saudi Arabia, Singapore, Thailand, Turkey and Vietnam. Faulding has marketing applications pending in three other countries. There can be no assurance, however, that Faulding will receive approval in any of these additional countries.

Biomass - Manufacturing

Biomass Paclitaxel and other taxanes used in the production of NaPro paclitaxel are present in many parts of various species of yew trees. NaPro's EIP(TM) technology is designed to allow extraction and purification of paclitaxel and extration of other taxanes, which can be chemically converted into paclitaxel, from renewable sources of biomass such as needles and limbstock harvested from cultivated yew trees.

NaPro believes that it may be able to reduce its raw material cost while at the same time allowing it to increase the yield of NaPro paclitaxel by planting and propagating a reliable and renewable homogeneous biomass source. In order to have access to such a stable, long-term supply of biomass for use in the production of NaPro paclitaxel, NaPro entered into agreements with, among others, PRT Biopharms Inc. ("PBI") in 1993, Zelenka Nursery, Inc. in 1996 and Cass-Mill, Inc. in 1997 (the "PBI Agreement", "Zelenka Agreement" and "Cass-Mill Agreement", respectively). NaPro made its first small harvest at Zelenka in 1996, and during 1997 completed another small harvest at Zelenka. During 1998, NaPro conducted a larger harvest at Zelenka. During 1999, NaPro conducted its initial harvest at Cass-Mill. During 1998 and 1999, NaPro conducted research related to enhancing paclitaxel production in cultivated yew trees. The PBI Agreement was terminated in 1998. Under the terms of termination, there is up to a 2 year winding down of the agreement. A fair market value lease of the facilities and contract for ongoing maintenance of the plantation is currently under negotiation with PBI. NaPro believes that it has sufficient time to harvest the trees and/or to locate and contract with a new nursery for the planting and care of the yew trees that had been planted under the PBI Agreement.

Manufacturing The manufacture of paclitaxel occurs in three steps. First, a crude paclitaxel is extracted from cultivated yew trees and delivered to NaPro's manufacturing facilities. Second, the extracted crude paclitaxel mixture is isolated and purified and, in the final step, the resulting active drug substance is delivered to Faulding's final fill and finish facility in Australia where NaPro paclitaxel is formulated by Faulding for final packaging. For product delivered to Abbott, the fill and finish will be performed at an Abbott facility.

From December 1996 to February 1998, a third party extracted crude paclitaxel from cultivated yew trees pursuant to a manufacturing agreement with NaPro. In February 1998 that agreement was terminated under an arrangement that provided for, with certain exceptions, mutual releases from the obligations of the manufacturing agreement and from claims related to such agreement. NaPro believes that it has sufficient quantities of crude paclitaxel to fulfill NaPro's requirements for its clinical program. However, at such time as NaPro needs additional crude paclitaxel, NaPro will be required to find another third-party extractor or undertake such extraction itself. NaPro believes that it will be able to develop or obtain adequate extraction operations when needed, but no assurance thereof can be provided. In addition to paclitaxel manufactured from its own yew trees, NaPro also manufactures paclitaxel from raw material extracted from yew trees purchased from others.

NaPro currently operates a manufacturing facility in Boulder, Colorado and until April 1998 operated a small-scale manufacturing facility in British Columbia, Canada. In December 1997, the FDA refused to allow marketing of NaPro paclitaxel in the United States under an NDA filed by IVAX Corporation ("IVAX"), NaPro's then strategic partner in the United States, because of an exclusive right previously granted to Bristol under the Orphan Drug Act. See "Strategic Alliances." Such refusal resulted in a decrease in the projected demand for NaPro paclitaxel. As a result, NaPro suspended manufacturing in British Columbia in April 1998. Both NaPro's Colorado manufacturing facility and its British Columbia manufacturing facility have been inspected by the TGA and approved for the commercial production of NaPro paclitaxel for sale in Australia. NaPro believes that the Boulder, Colorado facility has adequate capacity to meet Faulding's clinical and commercial requirements and NaPro's clinical demands for the near future.

With the prospect of NaPro paclitaxel entering the U.S. market under the IVAX NDA, NaPro pursued construction of a large-scale commercial manufacturing facility in Boulder, Colorado. During 1997, NaPro completed necessary structural modifications to the facility and began equipment installation. As a result of the FDA's refusal to allow marketing under the IVAX NDA, equipment installation was stopped in December 1997. NaPro believes that construction of this large-scale facility can be resumed and completed at such time, if ever, as the demand for NaPro paclitaxel requires an increase in production beyond the capacity of its existing facilities. There can be no assurance, however, that NaPro will succeed in adapting its EIP(TM) technology for large scale commercial manufacturing, or that such facility and manufacturing processes will receive necessary regulatory approvals.

In order to diversify its supply options and increase its manufacturing capacity, NaPro is developing, and has applied for patent protection for, a semisynthesis process for manufacturing NaPro paclitaxel from certain other taxanes contained in renewable biomass sources. NaPro owns or has licensed several issued patents relating to this process and has applied for others. Semisynthesis manufacturing initially involves extraction of paclitaxel and other taxanes from yew sources. Certain of the taxanes are then chemically converted into paclitaxel. During 1999, NaPro manufactured crude paclitaxel with the semisynthesis process in a pilot-scale contracted facility. This crude paclitaxel was then purified at NaPro's manufacturing facility in Boulder, Colorado. Because this semisynthesis process uses both paclitaxel and other taxanes, NaPro expects that use of a semisynthesis process will increase the paclitaxel yield from its biomass sources. However, the use of semisynthesis will require regulatory approvals, which cannot be assured. Furthermore, there can be no assurance NaPro's semisynthesis process will perform as expected or that NaPro will be able to effectively adapt the process to commercial-scale manufacturing. See "Patents and Proprietary Technology."

Strategic Alliances

NaPro's strategy has been to pursue and enter into strategic alliances with large international pharmaceuti cal companies. In April 1998, NaPro initiated discussions toward the formation of new strategic alliances. These discussions with various potential partners ultimately resulted in a 20 year collaborative agreement with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement with Abbott is limited to paclitaxel and covers the United States and Canada. It was executed on July 23, 1999. Pursuant to the Abbott Agreement, NaPro is responsible for supplying bulk drug and may jointly conduct clinical trials with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed to Abbott its paclitaxel-related patents. Most primary decisions related to the development program will be made by a joint NaPro-Abbott Development Committee. In connection with the Abbott Agreement, NaPro may receive total funding of up to $125 million from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. On July 26, 1999, NaPro received $5 million, consisting of an initial $1 million milestone payment, $2 million for the purchase by Abbott of NaPro common stock at $5.00 per share, and a $2 million draw-down on a secured loan. NaPro has access to up to $20 million under a secured loan arrangement with Abbott, of which NaPro has drawn $5 million as of December 31, 1999. The loan bears a primary interest rate of 6.5% and is due in full on the earliest of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; 2) the termination of the Abbott Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Under terms of the Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug. Abbott may terminate the Agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro.

In addition to the Abbott Agreement, NaPro has formed a strategic alliance through a long-term exclusive agreement with Faulding that covers ten countries, including Australia, New Zealand and much of Southeast Asia (the "Faulding Territory"). Pursuant to this agreement, Faulding agreed to fund and, with NaPro's input, undertake the development work required to obtain regulatory approvals for commercializ ing NaPro paclitaxel in the Faulding Territory. NaPro is responsible for supplying Faulding with NaPro paclitaxel for clinical trials and commercial purposes and Faulding is required to purchase all of its paclitaxel requirements from NaPro. Faulding pays a fixed price for non-commercial sales and a substantial share of gross revenue for NaPro paclitaxel sold commercially. Under the Faulding agreement, NaPro is able to utilize Faulding's resources, including expertise in clinical testing and sales, marketing and distribution. NaPro believes that its alliance with Faulding enables it to compete more effectively, within the Faulding territory, with Bristol, Aventis, generic drug manufacturers and other companies, research organizations, and academic institutions that are developing paclitaxel and are attempting to develop new and advanced forms of anti-cancer drugs. There can be no assurance, however, that Faulding will succeed in obtaining further regulatory approvals to market NaPro paclitaxel within its territory. Furthermore, if such approvals are received, there can be no assurance that Faulding will market NaPro paclitaxel successfully in these additional countries.

Until March 20, 1998, NaPro and IVAX were parties to a long-term, exclusive agreement (the "IVAX Agreement"), under which IVAX was responsible for performing clinical trials, filing for regulatory approvals, and selling, marketing, and distributing commercial formulations of NaPro paclitaxel. In March 1998, NaPro and IVAX entered into an agreement (the "Termination Agreement") terminating the long-term, exclusive agreement.

Abbott Abbott is a large, multinational, diversified health care company with 1999 sales of over $13 billion. The Abbott Agreement grants Abbott the exclusive right to develop and market NaPro paclitaxel in the United States and Canada for intravenous and oral anti-cancer uses. Pursuant to the Abbott Agreement, Abbott is required to purchase all of its requirements of paclitaxel from NaPro, except in certain circumstances when NaPro is unable to supply Abbott's requirements. Abbott may terminate the Abbott Agreement at any time with or without cause. Except for limited instances where termination is due to specific breaches of the Abbott Agreement by NaPro, NaPro retains exclusive rights to any clinical data which may be generated during the course of the Abbott Agreement. Pursuant to the Abbott Agreement, NaPro is required to indemnify Abbott for defects in NaPro paclitaxel that is shipped to Abbott, for breaches of NaPro's warranties or obligations under the Abbott Agreement, for harm caused by inappropriate co-marketing activities, and for certain intellectual property and product liability claims. Abbott is required to indemnify NaPro for defects in a finished product containing NaPro paclitaxel manufactured by Abbott, for breaches of Abbott's representations and warranties under the Abbott Agreement, for harm caused by inappropriate marketing activities, and for certain intellectual property and product liability claims.

Abbott owns 400,000 shares of NaPro common stock, which it purchased at $5 per share. Upon satisfaction of certain milestones relating to paclitaxel development, Abbott is required to purchase an aggregate of 1,600,000 additional shares of NaPro Common Stock at $5 per share. There can be no assurance, however, that any of these milestones will be reached, or that the Abbott will not terminate the Abbott Agreement, and therefore it is not certain that Abbott will be required to purchase such shares.

Faulding Faulding, Australia's largest pharmaceutical company with 1999 sales of approximately $1.2 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Southeast Asia and other countries throughout the world. NaPro entered into a development and marketing agreement with Faulding in 1992. The Faulding Agreement, as amended and restated, has an initial term of 20 years, through 2012, and will continue thereafter from year to year unless terminated by either party.

The Faulding Agreement grants Faulding the exclusive right to develop and market NaPro paclitaxel in ten countries, including Australia, New Zealand and much of Southeast Asia. The Faulding Agreement also grants Faulding the non-exclusive right to sell NaPro paclitaxel in certain countries in the Middle East. Pursuant to the Faulding Agreement, Faulding is required to purchase all of its requirements of paclitaxel from NaPro, except in certain circumstances when NaPro is unable to supply Faulding's requirements.

Faulding may terminate the Faulding Agreement: (i) upon the reorganization or insolvency of NaPro; (ii) if Faulding becomes controlled by a pharmaceutical company that sells paclitaxel in the Faulding territory; (iii) if NaPro becomes controlled by IVAX or Bristol; (iv) if NaPro is purchased by a pharmaceutical company that sells paclitaxel in the Faulding territory and that company refuses to be bound by the terms of the Faulding Agreement; or (v) if NaPro is unable to meet the paclitaxel supply requirements of Faulding. NaPro may terminate the Faulding Agreement: (i) upon the reorganization or insolvency of Faulding; or
(ii) in certain circumstances, upon a change in control of Faulding.

NaPro is required to indemnify Faulding pursuant to the Faulding Agreement for any defect in NaPro paclitaxel that is shipped to Faulding and for uncured breaches of NaPro's warranties or obligations under the Faulding Agreement. Faulding is required to indemnify NaPro against all losses (i) resulting from a defect in a product containing NaPro paclitaxel manufactured by Faulding except where such defect is the fault of NaPro, (ii) resulting from a product containing NaPro paclitaxel formulated, stored, handled, promoted, distributed, registered or sold by Faulding and (iii) for uncured breaches of Faulding's representations and warranties under the Faulding Agreement.

Faulding currently owns 395,000 shares of NaPro Nonvoting Common Stock.

Marketing and Sales

Marketing and sales of NaPro paclitaxel in the Faulding Territory are conducted by Faulding. Anticipated marketing and sales, if any, of NaPro paclitaxel in the Abbott Territory, will be conducted by Abbott. Currently, NaPro has no sales force, has only limited marketing capabilities and has no present intention to establish a sales or marketing force. Sales to Faulding account for a substantial portion of NaPro's revenue. As a result, the loss of Faulding or Abbott as a customer or the failure of Faulding or Abbott to successfully market NaPro paclitaxel could have a material adverse effect on NaPro in the absence of a comparable alternative strategic alliance arrangement. See "Strategic Alliances."

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for product sales, financing, executive talent and intellectual property. NaPro competes with all entities developing and producing therapeutic agents for cancer treatment, many of whom have much greater capital resources and research and development capabilities.

Within the paclitaxel segment of this industry, the success of competitors in entering the market for paclitaxel may reduce NaPro's potential market share and reduce the price of NaPro paclitaxel, each of which could have a material adverse effect on NaPro. In addition, regulatory approvals and marketing are being handled exclusively by Abbott and Faulding within their respective territories. Although NaPro believes Abbott and Faulding have capable drug development and marketing abilities, there can be no assurance that they will be capable or effective in gaining additional regulatory approvals on a timely basis, if at all, or be able to compete effectively with existing or new competitors within their territories.

Bristol, the world's largest oncology company, is marketing paclitaxel commercially in the United States, Australia, Canada, Europe and certain other territories. In addition, Aventis has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere.(R) Taxotere(R) has a microtubule binding mechanism of action similar to that of paclitaxel. Taxotere(R) is approved in the United States, the European Union, Australia, Canada and a number of other countries. Taxotere(R) is approved in the United States for treatment of anthracycline-resistant breast cancer in patients without impaired liver function. While treatment with Taxotere(R) may cause certain side effects not observed with paclitaxel, Taxotere(R) competes with paclitaxel, and thereby may reduce overall paclitaxel sales. In addition, in connection with the termination of the IVAX Agreement, NaPro licensed one of its patents to IVAX on a non-exclusive basis. NaPro anticipates that IVAX will continue to seek entry to the global paclitaxel market independently of NaPro and may compete with NaPro in the future. Furthermore, due to the expiration, in December 1997, of the five-year marketing protection from generic competition which was provided to Bristol's paclitaxel product by the Waxman-Hatch Act, IVAX and other generic manufacturers could enter the U.S. market in 2000. In most cases, a similar European exclusivity period will end 10 years after Bristol's initial approval. However, IVAX may market paclitaxel for Kaposi's Sarcoma (with potential for additional "off label" uses as well) in Europe in 2000. NaPro is aware of several pharmaceutical companies that are in the process of developing generic paclitaxel in the United States, Canada, Mexico and Europe. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture that may compete with NaPro's products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

Many of NaPro's competitors, most notably Bristol and Aventis, have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than NaPro. NaPro expects Bristol to compete intensely to maintain its dominance of the paclitaxel market, including pursuit of an aggressive patent strategy. NaPro's competitors may succeed in developing products that are more effective or less costly than any that may be developed by NaPro and may gain regulatory approval prior to NaPro. Many companies and research institutions are also seeking means to obtain paclitaxel and taxanes from renewable biomass components of yew trees and other sources in order to increase paclitaxel yields, avoid environmental concerns and reduce the cost of biomass. In addition, NaPro is aware of several potential competitors that have developed and patented or are developing various processes for producing paclitaxel and paclitaxel-related substances semisynthetically, which may allow such competitors to produce a low-cost paclitaxel. The discovery by a third party of a cost-effective means to fully synthesize paclitaxel in commercial quantities or the manufacture of taxane derivatives or analogs that are more efficacious than paclitaxel in treating cancer could have a material adverse effect on NaPro.

Patents and Proprietary Technology

NaPro's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Where appropriate, NaPro seeks protection of its proprietary technology by applying for patents in the United States and abroad. NaPro owns patents and patent applications in the United States and in other countries throughout the world. Additionally, NaPro has obtained licenses from third parties to use their proprietary technology, for which patent applications have been filed in the United States and in certain other areas of the world. NaPro expects to make such additional filings as it believes appropriate. The majority of these patents and applications relate to certain paclitaxel formulations, methods of administration and/or uses of paclitaxel, paclitaxel analogs and related compounds, and methods for paclitaxel and taxane manufacture. NaPro has also licensed technology relating to a class of compounds which has promising in vitro activity as an anti- tumor agent. Recently, NaPro has entered into an exclusive license agreement related to a patented targeted delivery technology. NaPro believes that application of this targeted technology may enhance the safety and/or efficacy of certain chemotherapeutic compounds by preferentially targeting cancerous cells. There can be no assurance that either NaPro's or its licensors' existing patent applications will become issued patents or that, if issued, the coverage claimed in the applications will not be significantly reduced prior to issuance. There can be no assurance that NaPro will be able to obtain any necessary or desired additional licenses to patents or technologies of others or that NaPro will be able to develop its own additional patentable technologies. In addition, there can be no assurance that future patents issued to NaPro, if any, will provide it with competitive advantages, that products or processes covered by such patents will not be challenged as infringing upon the patents or proprietary rights of others or that any such patents will not be invalidated, or that the patents or proprietary rights of others will not have a material adverse affect on the ability of NaPro to do business. Patent applications in the United States are maintained in secrecy until patents are issued and patent applications in certain other countries generally are not published until more than 18 months after they are filed. In addition, publication of scientific or patent literature often lags behind actual discoveries. As a result, NaPro cannot be certain it or any of its licensors was the first creator of inventions covered by NaPro's or its licensors' pending patent applica tions or that NaPro or its licensors were the first to file such applications. Furthermore, there can be no assurance that others will not independently develop similar technology or, if patents are issued to NaPro, that others will not design technology to circumvent NaPro's patents or proprietary rights.

Much of NaPro's proprietary technology, including much of its EIP(TM) technology, is not protected by patents and is held by NaPro as trade secrets. NaPro's success will depend in part on its ability to protect the trade secrets relating to extracting, isolating and purifying paclitaxel as well as to other technology. NaPro relies on proprietary know-how and confidential information and employs various methods, such as entering into confidentiality and non-compete agreements with its employees and with third parties to whom it divulges proprietary information, to protect the processes, concepts, ideas and documentation associated with its technologies, including its paclitaxel production process. Such methods may afford incomplete protection and NaPro cannot assure that it will be able to protect adequately its trade secrets or that other companies will not acquire information that NaPro considers to be proprietary. The inability to maintain its trade secrets for its exclusive use could have a material adverse effect on NaPro.

The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions. Paclitaxel is an unpatentable, naturally-occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. In addition, certain methods of administering paclitaxel are or may be patented. Certain of these patents are owned or controlled by Bristol and Aventis. Bristol's key patents include a patent that covers stabilized paclitaxel compositions for formulation and patents that cover various paclitaxel dosing regimens. Bristol's dosing regimen patent claims in the United States include claims to a 3-hour infusion of 135-175mg/m2 of paclitaxel, which is the current FDA-approved regimen for Taxol(R). Taxol(R) is a registered trademark of Bristol for an anti-cancer pharmaceutical preparation containing paclitaxel. The compound, paclitaxel, is not patented. Bristol has obtained, however, U.S. patents covering the method of administration upon which its FDA approval was received. A number of companies have filed applications with the FDA for generic paclitaxel based upon Bristol's initial FDA approval. Anyone obtaining FDA approval for generic paclitaxel will rely upon a method of administration that might infringe the Bristol patents. Bristol has sued those companies that are seeking FDA approval for generic paclitaxel for infringement of its patents. The court before which the action is pending ruled that several key claims of the patents are invalid. The court has approved an expedited appeal of the ruling. NaPro and Abbott are reviewing the effects of the foregoing on their drug development program. The appeals process could take anywhere from several months to several years. Under U.S. laws, during the patent appeals process, Bristol would retain U.S. patent rights to the disputed patents until all appeals are exhausted. Therefore, if the appeal is ultimately resolved in Bristol's favor, and the validity of Bristol's patents is upheld, generic competitors could face substantial liability for patent infringement.

NaPro is aware of competitors and potential competitors who are pursuing patent protection for various aspects of the extraction, preparation, formulation, administration and production of natural, semisynthetic and synthetic paclitaxel. If NaPro's technology, products or activities are deemed to infringe the rights of others, NaPro could be subject to damages or prevented from using such technology, or NaPro could be required to obtain licenses to use such technology. No assurance can be given that any such licenses would be made available on terms acceptable to NaPro, or at all. If NaPro were unable to obtain such licenses or was prevented from using its technology, it could encounter significant delays in product market introductions while it attempted to design around the patents or rights infringed, or could find the development, manufacture or sale of products to be foreclosed, any of which would likely have a material adverse effect on NaPro. In addition, NaPro could experience a loss of revenue and may incur substantial cost in defending itself and indemnifying Faulding or Abbott in patent infringement or proprietary rights violation actions brought against them. NaPro could also incur substantial cost if it finds it necessary to assert claims against third parties to prevent the infringement of its patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on NaPro, even if the eventual outcome were favorable. See "Strategic Alliances" and "Item 3 - Legal Proceedings."

Government Regulation and Product Approvals

The production and marketing of NaPro paclitaxel and NaPro's research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to FDA regulation. The Federal Food, Drug and Cosmetic Act ("FDC Act"), and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, quality, safety, efficacy, labeling, storage, advertising and promotion of pharmaceutical products. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The marketing of drugs in the United States may not begin without FDA approval.

The steps required before a new pharmaceutical product may be marketed in the United States include: (i) preclinical laboratory tests, animal pharmacology, toxicology studies and formulation studies; (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of an NDA to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to safety and efficacy requirements, the FDA requires the applicant to demonstrate to the FDA's satisfaction that it can manufacture the drug in compliance with the FDA's current Good Manufacturing Practices ("cGMP") regulations. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with cGMP regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

Preclinical studies include the laboratory evaluation of in vitro and in vivo cytotoxicity, pharmacology, product chemistry and product formulation to assess the potential safety and activity of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. The data in an IND consists of animal data on safety, possibly human data from a related use, and chemistry, formulation and manufacturing data. If the FDA objects, the study may not commence. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

Clinical trials involve the administration of the investigational new drug to patients under the supervision of a qualified principal investigator. Supplies for clinical trials must be manufactured and formulated according to cGMP. Clinical trials must be conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, the safety of human subjects and the possible liability of the institution. The company sponsoring the trials is required to select qualified investigators to supervise the administration of the drug and to ensure that the trials are adequately monitored in accordance with FDA regulations and present minimum risk to the volunteer subjects.

Clinical trials typically are conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to: (i) determine the efficacy of the drug for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; (iii) identify possible adverse effects and safety risks; and (iv) define the structure of larger Phase III trials. When a compound is found likely to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Clinical trials require substantial time, effort and expense. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all.

The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug product. An NDA is a systematic compilation of data, analysis and conclusions on a new drug product based on studies conducted under an IND. An NDA requests approval to market a particular drug in a particular formulation for a specific disease indication. The NDA testing and approval process requires substantial time, effort and expense, and there can be no assurance that approval will be granted on a timely basis, if at all. The FDA may refuse to approve an NDA if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug, or if other applicable regulatory criteria are not satisfied. In addition, the FDA may require additional testing or information, or require post-marketing testing and surveillance. Notwithstanding the submission of complete data, the FDA may ultimately decide that the application does not satisfy its criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which the drug may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained, if problems occur following initial marketing or if previously unknown information demonstrates a lack of safety or effectiveness. Following an approved NDA, a Supplemental NDA ("SNDA") may be submitted to the FDA which requests a change in the existing approval. An SNDA can be for changes in formulation, manufacturing or quality control, or for changes in product labeling such as indications or warnings.

Manufacturers of drugs sold in the United States are required to satisfy the FDA that their manufacturing facilities and processes adhere to applicable standards for cGMP and to engage in extensive record keeping and reporting. Thus, even if regulatory approval for NaPro paclitaxel is acquired, NaPro's current and any future facilities will be subject to periodic review and inspections by the FDA or the analogous regulatory authorities of other countries for compliance with cGMP or similar foreign regulatory standards. Compliance with cGMP regulations requires substantial time, attention and financial resources. Following inspections of NaPro's United States and Canadian manufacturing facilities by a cGMP Auditor of the Australian TGA, the TGA issued approvals to NaPro as an Australian cGMP compliant paclitaxel manufacturer. In addition, NaPro's Boulder, Colorado facility was found to be in compliance with U.S. cGMP regulations by the FDA. These facilities are subject to periodic reinspection, and there can be no assurance that the FDA or foreign regulatory authorities will find NaPro's current facilities, or facilities being constructed, to be in compliance with U.S. cGMP regulations or analogous foreign standards in the future. Subsequent discovery of previously unknown problems with a product or NaPro's manufacturing facilities may result in restrictions, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements by NaPro, Faulding, or any future strategic partner could, among other things, result in criminal prosecution and fines, product recalls, product seizures and operating restrictions.

When patents or other periods of exclusivity on brand-name drugs expire, manufacturers can apply to the FDA to sell generic versions by submitting an ANDA. An ANDA contains data that provide for the review, by the FDA's Center for Drug Evaluation and Research, Office of Generic Drugs, and ultimate approval, of a generic drug product. Generic drug applications are termed "abbreviated" because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and effectiveness. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent (i.e., performs in the same manner as the innovator drug). They must also fully document the generic drug's chemistry, manufacturing steps, and quality control measures. Each step of the process must be detailed for FDA review. The FDA must be assured that the raw materials and the finished product meet USP specifications, if these have been set. Stability of the generic drug under extremes of heat and humidity must be shown before it can be sold. Once on the market, the manufacturer must continue to monitor the drug's stability. The generic applicant must show that the container and its closure system do not interact with the drug. A full description of the facilities used to manufacture, process, test, package, label and control the drug must be provided. The generic applicant must certify that it complies with federal regulations about cGMP and undergo FDA inspection of the manufacturing facility to assure compliance. The generic drug's labeling must contain information that is essentially the same as that of the approved drug. The FDA's review process may take from 9 to 24 months. Once approved, an applicant may manufacture and market the generic drug product to provide a safe, effective, low cost alternative for the American public.

To the extent required by the terms of the Termination Agreement, NaPro has supported and is required to continue to support the IVAX NDA in the United States and an equivalent filing in the European Union for a period co-incident with the original term of the IVAX Agreement. In this capacity, NaPro has communicated with the FDA to discuss the biomass strategy employing plantation-grown yews and technical issues associated with NaPro's DMF submitted in support of the approval of its bulk drug product as part of the IVAX NDA. In addition, during 1998, NaPro's manufacturing facilities underwent a pre-approval inspection by the European Agency for the Evaluation of Medicinal Products (the "European Agency") in support of IVAX's European regulatory submission. Based upon the findings of that inspection and NaPro's responses, the inspectors recommended to the European Agency that NaPro's Boulder, Colorado manufacturing facility be named as a supplier for paclitaxel.

NaPro is also subject to U.S. statutes and regulations applicable to exporting drugs. Such laws authorize the export of a drug before marketing approval is obtained in the United States, to any country, if the drug (a) complies with the laws of the importing country, and (b) has valid marketing authorization by the appropriate authority in a country listed by the law, one of which is Australia. NaPro's paclitaxel has received valid marketing authorization from Australia and NaPro's Boulder, Colorado manufacturing facility has been found to be compliant with cGMP by the Australian TGA.

NaPro is also subject to, among others, the regulations of Canada, the Province of British Columbia, the U.S. Environmental Protection Agency, the Department of Interior (U.S. Fish and Wildlife Services and the Bureau of Land Management), the Department of Agriculture (U.S. Forest Service) and other countries and regulatory agencies. Pursuant to the National Environmental Policy Act, certain U.S. agencies have prepared an Environmental Impact Statement that addresses the impact of harvesting wild Pacific yew trees, including cutting down Pacific yew trees on federally-managed land. NaPro is also subject to federal, state and local laws and regulations governing the use and disposal of hazardous materials as well as regulations imposed by the Occupational Safety and Health Administration governing worker safety. NaPro has made and will continue to make expenditures to comply with such requirements, however, there can be no assurance that NaPro is at all times in complete compliance with all such requirements. Compliance with these regulations is time-consuming and costly. The failure to comply with these regulations, however, could have a material adverse effect on NaPro's business, financial condition and results of operations.

The adoption by federal, state or local governments of significant new laws or regulations or a change in the interpretation or implementation of existing laws or regulations relating to environmental or other regulatory matters could increase the cost of producing products, delay regulatory approval or otherwise adversely affect NaPro's ability to produce or sell NaPro paclitaxel or other products. Adverse govern mental regulations which might arise from future legislative or administrative regulations or other actions cannot be predicted. In addition, certain paclitaxel production has been opposed by the Oregon Natural Resources Council ("ONRC") because of their concern over Pacific yew in old growth forests. The ONRC and the FDA have reached an agreement on the National Environmental Policy Act ("NEPA") requirements for NDAs, ANDAs and INDs reporting clinical trials with more than 200 patients using paclitaxel from Pacific yew trees. The agreement provides that an applicant shall include an Environmen tal Assessment ("EA") which will identify all sources of Pacific yew which are expected to be harvested in connection with the manufacture of paclitaxel relating to the application. The FDA is to subject such EAs to the NEPA process and shall complete and issue a Finding of No Significant Impact, or an Environmental Impact Statement and Record of Decision as required by NEPA, before approving any NDA or ANDA involving paclitaxel derived from or otherwise involving the Pacific yew tree. Because NaPro relies on plantation-grown yews, and will not harvest any Pacific yew trees to manufacture paclitaxel for a marketed product, NaPro believes that the ONRC-FDA agreement requirements can be met, and that these requirements will not jeopardize approval of any NDA that may be filed by NaPro in the future. However, there can be no assurance that the ONRC and other environmental activist groups will not oppose other activities of NaPro, which may have the effect of delaying or halting production of NaPro paclitaxel, each of which could have a material adverse effect on NaPro's business, financial condition and results of operations.

NaPro currently manufactures paclitaxel for use in the United States from cultivated hicksii yew. NaPro may elect to manufacture commercial paclitaxel for use in the United States from other species or cultivars of yew, and will address any related environmental assessment matters on a case-by-case basis.

Outside the United States, NaPro's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

NaPro has filed confidential DMFs and other documents containing certain of NaPro's proprietary manufacturing processes with regulatory agencies in the United States, Australia, Canada and Europe, relating to NaPro's manufacture of NaPro paclitaxel. Faulding, referring to NaPro's Australian DMF, has received marketing approval in Australia and other countries for NaPro paclitaxel for treating refractory ovarian and breast cancers. Additionally, Faulding has completed clinical trials with NaPro paclitaxel in Australia, which may form the basis for applications for further marketing approvals in Australia and other countries where Faulding has the right to market NaPro paclitaxel.

IVAX, using NaPro's U.S. DMF, filed an IND with the FDA in June 1994, relating to NaPro paclitaxel and began its Phase I clinical trials relating to NaPro paclitaxel in the United States in October 1994.

IVAX began Phase II/III clinical trials in May 1995. In 1997, IVAX filed the IVAX NDA seeking commercial approval to sell NaPro paclitaxel in the United States. On December 24,1997, the FDA ruled on the IVAX NDA and determined that NaPro paclitaxel was safe and effective in the treatment of Kaposi's sarcoma, but denied IVAX the authority to market NaPro paclitaxel due to Bristol's prior orphan drug approval for that indication. No assurance can be given, however, that NaPro paclitaxel will prove to be safe and effective in future clinical trials, or that NaPro will be able to obtain approval to market NaPro paclitaxel in the United States or other countries.

NaPro filed an IND in May 1998, and initiated clinical trials of NaPro paclitaxel for three indications in June 1998 and March 1999. These studies were not specifically designed to support an NDA filing. Meetings and correspondence with the FDA continue with respect to expanding the NaPro/Abbott drug development program in paclitaxel. NaPro does not currently intend to disclose the status or results of clinical studies prior to submitting those results in regulatory filings. The two companies have engaged in communication with the FDA concerning a development plan for various clinical indications. There can be no assurance that these trials will demonstrate NaPro paclitaxel to be safe or effective.

Research and Development

During the years ended December 31, 1997, 1998 and 1999, NaPro spent approximately $11.8 million, $10 million and $12 million respectively, on Company sponsored research and development activity and to produce NaPro paclitaxel sold to Faulding and IVAX. Research and development is expected to remain a significant cost component of NaPro's business. In the short term, research and development is expected to concentrate primarily on clinical trials, improvement of paclitaxel yield, production cost reduction, development of NaPro's semisynthesis process for paclitaxel production, and yield improvement in NaPro's paclitaxel production methodology for processing needles, limbstock and roots. NaPro plans to contract out research considered essential but for which it lacks facilities or staff. NaPro also plans to continue in early stage research and development of other potential natural product cancer chemotherapeutic drugs with novel mechanisms of action. NaPro is assessing late-stage pharmaceutical product development opportunities in an effort to expand its pipeline of new products. See "General."

Foreign and Domestic Operations; Export Sales

The following table sets forth, for the past three years, revenue, profitability (operating loss), and identifiable assets attributable to NaPro's U.S. and foreign operations (amounts in thousand dollars):

                                               Year Ended December 31,
                                       1999              1998             1997
                                       ----              ----             ----

Sales to Unaffiliated Customers

         U.S.                         $7,592            $4,498           $2,684
         Canada                           -                454            1,130
                                   ---------            -------         -------
         Total Sales (1)               7,592             4,952            3,814

Operating Loss

         U.S.                        (10,624)          (12,852)         (12,854)
         Canada                         (165)             (526)            (952)

Identifiable Assets

         U.S.                         16,095            23,260           26,419
         Canada                        3,162             2,406            3,939
------------
(1) Includes export sales to Australia of $5,121 in 1999, $2,189 in 1998 and $1,303 in 1997.

Sales from Canada included sales of product manufactured and shipped from NaPro Canada, NaPro's Canadian subsidiary. Such products sold by NaPro Canada to NaPro were then re-sold to Faulding for use outside the United States. Such "exported" products never physically entered the United States. NaPro suspended Canadian operations in 1998.

Sales of NaPro paclitaxel into foreign markets accounted for approximately 48% of NaPro's revenue for the year ended December 31, 1998 and 68% of NaPro's revenue for the year ended December 31, 1999. NaPro anticipates that a significant portion of its revenue will continue to be derived from sales of its products in foreign markets for at least the year ending December 31, 2000.

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

Employees

On February 17, 1998, NaPro announced a planned layoff of 53 employees, with a resulting 43% reduction in full time positions. As part of this downsizing, NaPro Canada discontinued production at its British Columbia manufacturing facility.

As of March 15, 2000, NaPro had 81 full-time employees, 3 part-time employees, and 3 project employees. Thirteen of these employees hold Ph.D. or M.D. degrees. Four employees were engaged in biological and clinical research, 23 in chemical research, 14 in quality assurance, 23 in manufacturing, 18 in administration and finance, 3 in regulatory affairs, and 2 in legal. NaPro believes that its relations with its employees are good.

                                     Item 2

                                   Properties

NaPro leases approximately 54,000 square feet of space in Boulder, Colorado, that is used for research and development and is planned to be used for commercial-scale manufacturing upon completion of improvements and installation and validation of equipment. This facility is also used for NaPro's executive offices and warehousing of raw materials and equipment. NaPro leases an additional 5,900 square feet of space in Boulder that is used for manufacturing. NaPro leases a facility of approximately 3,400 square feet in British Columbia, Canada that was used for manufacturing until April 1998, but is currently inactive.

As part of the downsizing announced by the Company on February 17, 1998, NaPro temporarily closed its British Columbia manufacturing facility and suspended construction of its large scale manufacturing facility in Boulder. Completion of the Boulder facility will require additional financing, which NaPro intends to seek at such time as it anticipates sufficient product demand to warrant completion of the facility. The British Columbia manufacturing facility is currently inactive, but NaPro believes this facility could be reactivated at such time as additional manufacturing capacity is required.

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

The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to the patents, but Bristol subsequently sued NaPro and Baker Norton Pharmaceuticals, Inc., a subsidiary of IVAX ("BNP") in the United Kingdom, alleging patent infringement with respect to clinical trials carried out in the United Kingdom involving paclitaxel. NaPro and BNP counter-claimed to revoke the patent as invalid. The outcome of the trial of that action, concerning EP (UK) Patent Number 0,584,001 (the "Bristol Patent") (GB Patent Number 2,269,319 was surrendered by Bristol), was a judgment rendered by the English High Court on October 1, 1998. The judge held that the Bristol Patent was invalid on the basis of lack of novelty and obviousness.

Bristol has lodged a Notice of Appeal dated November 1998 from the High Court decision. It is NaPro's belief that this appeal will be decided sometime during 2000. In view of the minimal activity, if any, by NaPro in the United Kingdom, NaPro believes that the risk of an award of substantial damages against NaPro, in the event of an unfavorable Court of Appeal ruling, to be low. In addition, BNP is required to indemnify NaPro for any damages (not including payment of attorneys' fees) suffered as a result of this legal action. However, litigation is an uncertain process, and an adverse result of the appeal could have a material adverse effect on NaPro.

                                     Item 4

                     Matters Submitted to Stockholders' Vote

At the Annual Meeting of Stockholders held on October 28, 1999 (the "Annual Meeting"), the following proposals were adopted as indicated:

1. The election of one Class III director to hold office until the 2002 annual meeting of stockholders:


                                                              Number of Shares

Nominee                                              For              Withheld
-------                                              ---              --------
Sterling K. Ainsworth                         21,324,694               321,949

In addition, the terms for the following members of the Board of Directors continued after the Annual Meeting: Leonard Shaykin; Patricia A. Pilia, Ph.D.; Arthur H. Hayes, Jr., M.D.; Stanley Knowlton; and Seth Rudnick, M.D.

2. Approval of an amendment to NaPro's 1994 Long Term Incentive Plan increasing the number of shares of common stock thereunder:

                                                        Number of
                                                           Shares

For                                                    18,800,796
Against                                                 2,049,513
Abstain                                                   796,334

3. The ratification of the selection by the Board of Directors of Ernst & Young LLP as NaPro's independent auditors for the year ending December 31, 1999.

                                                        Number of
                                                           Shares

For                                                    21,603,128
Against                                                    30,033
Abstain                                                    13,482

                                     Part II

                                     Item 5

               Market Information and Related Stockholder Matters

Market Information

NaPro's common stock is traded in the Nasdaq National Market under the symbol "NPRO." The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock.

                                                High           Low

2000              First Quarter (through      $10              $2 9/16
                  March 24, 2000
1999              Fourth Quarter              $ 3  7/16        $2 3/16
                  Third Quarter                 3  7/8          1 21/32
                  Second Quarter                2  3/16         1 5/8
                  First Quarter                 2  1/2          1 3/18
1998              Fourth Quarter              $ 1  29/32        $ 7/8
                  Third Quarter                 2  7/32           31/32
                  Second Quarter                2  7/32         1 1/16
                  First Quarter                 2  1/2            27/32

Stockholders

As of December 31, 1999 there were approximately 202 common stockholders of record.

Dividends

To date, NaPro has not paid any dividends on the common stock. NaPro intends to retain future earnings, if any, to finance the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future, if at all.

Recent Sales of Unregistered Securities

On June 4, 1997, NaPro privately issued $10.3 million of senior convertible notes due in 2000. The notes were sold to private investors. The notes are convertible into common stock at a 10% discount from the market price of the common stock during specified periods prior to the conversion. In 1999, 1998 and 1997 NaPro issued 19,234, 296,017 and 2,239 shares of common stock, respectively, in payment of $27,000, $295,000 and $9,000 interest on the notes and 3,585,203, 2,833,587 and 342,667 shares of common stock on the conversion of $5,061,000, $2,900,000 and $1,059,000 principal of the notes. As a negotiated transaction with sophisticated investors not involving any public offering, the sale of the notes, and the issuance of common stock in the payment of interest and upon conversion of the notes, was exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D thereunder.

On December 8, 1997, NaPro closed a private placement of 5,000 shares of Series C Senior Convertible Preferred Stock (the "C Preferred") for an aggregate issuance price of $5 million. The C Preferred is convertible into common stock at a 5% discount from the conversion date. In 1999 and 1998, NaPro issued 1,299,085 and 986,666 shares of common stock, respectively, in conversion of the C Preferred and 6,761 and 186,656 shares of common stock in payment of dividends on the C Preferred. As an issuance to a single sophisticated investor not involving any public offering, the sale of the C Preferred and the issuance of common stock in the payment of dividends and upon conversion of the C Preferred was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

On July 23, 1999, as part of the Abbott Agreement, NaPro privately sold to Abbott 400,000 shares of common stock. As a negotiated transaction with an accredited investor not involving any public offering, the sale of common stock to Abbott was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

On December 31, 1999, NaPro issued 16,000 shares of common stock upon exercise of a founders' stock option by an officer and director. On March 23, 1998 NaPro issued 145,467 shares of common stock upon exercise of founders' stock options by two individuals, both officers and directors. As issuances to accredited investors not involving any public offering, the issuances were exempt under
Section 4(2) of the Securities Act and Regulation D thereunder. These issuances upon the exercise of compensatory stock options granted before NaPro was a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were also exempt under Rule 701 under the Securities Act.

                                     Item 6

                             Selected Financial Data

The selected financial data presented below for each year in the five years ended December 31, 1999, are derived from NaPro's financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with the consolidated financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.


                                                                        Year Ended December 31,
                                                       1999         1998         1997         1996         1995
                                                       ----         ----         ----         ----         ----
                                                                  (In thousands, except per share data)
Statement of Operations Data:
Product Sales                                        $  7,592     $  4,952     $  3,814     $  3,473       $ 2,623
                                                     ---------    --------     --------     --------       -------
Operating Expense:
     Research, development and cost of products sold   12,047        9,973       11,769        6,837        4,325
     General and administrative                         6,188        6,458        5,992        3,712        2,309
     (Gain) loss on retirement of assets                  146        1,899         (141)          27            1
     Plantation cost                                       -            -            -            -           272
                                                  -------------------------------------- ------------    --------
          Total operating expense                      18,381       18,330       17,620       10,576        6,907
                                                     ---------   ---------    ----------    ---------    --------
Operating loss                                        (10,789)     (13,378)     (13,806)      (7,103)      (4,284)
Other income (expense):
     License fees                                       2,320       11,110           -            -            -
     Interest income                                      309          550          494          651          373
     Interest expense                                    (842)        (902)      (2,161)        (373)        (160)
                                                     ---------  -----------  -----------   ----------    ---------
Net loss                                             $ (9,002)   $  (2,620)    $(15,473)    $ (6,825)     $(4,071)
                                                     =========   ==========    =========    =========     ========
Net loss attributable to common stockholders          $10,213)   $  (3,212)    $(15,537)    $ (6,825)     $(4,071)
                                                      ========   ==========    =========    =========     ========
Net loss per share                                   $  (0.50)   $   (0.22)   $   (1.28)    $  (0.68)     $ (0.51)
                                                     =========   ==========   ==========    =========     ========
Weighted average shares outstanding                    20,554        14,642      12,104        9,973        7,973
                                                      ========    =========    =========    =========     =======

                                                                        Year Ended December 31,
                                                       1999         1998          1997         1996        1995
                                                       ----         ----          ----         ----        ----
                                                                            (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term securities     $  1,937     $  7,441     $  8,102      $14,767     $  7,800
Working capital                                         2,915        7,121       (2,485)      14,224        8,453
Total assets                                           19,257       25,666       30,358       25,021       11,953
Long-term obligations, net of current maturities        4,723           80          480          751        1,618
Senior convertible debt, long term portion                 -         5,176           -            -            -
Senior convertible redeemable preferred stock              -         3,805        4,344           -            -
Minority interest                                         622          622        2,574        3,715        3,715
Accumulated deficit                                   (52,620)     (43,618)     (40,998)     (25,525)     (18,700)
Stockholders' equity                                   11,133       10,884        7,262       16,569        5,424


                                     Item 7

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of NaPro. This discussion should be read in conjunction with the Financial Statements and Notes included elsewhere in this report. Special Note:
Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Special Note Regarding Forward Looking Statements."

General

NaPro is a natural product pharmaceutical company focused primarily on the development, manufacture and commercialization of cancer chemotherapeutic agents and related technologies. Natural product substances have been, and continue to be, the primary source of new chemotherapeutic anti-cancer agents, especially compounds which exert their anti-cancer activity by novel mechanisms of action. NaPro's lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew (Taxus) trees. In addition to its efforts with paclitaxel, NaPro is actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, either derived from natural products or otherwise. Such evaluations may involve individual molecules, classes of compounds or platform technologies, both in the cancer field and otherwise, which could involve the acquisition of entire private or publicly traded companies. NaPro is also working internally on several classes of compounds which have promising in vitro and in vivo activity as anti-tumor agents that function by new and novel mechanisms that may increase the likelihood of their success as new chemotherapeutic agents. NaPro has terminated discussions for the licensing of certain technology that were reported in its Form 12b-25 filed with the Securities and Exchange Commission on March 30, 2000. NaPro is in active discussions with others and remains committed to the diversification of its business through the acquisition and development of new products and compounds.

Regarding paclitaxel, NaPro has devoted its efforts to the development and implementation of its propriety extraction, isolation and purification (EIP(TM)) technology and the development of its proprietary semisynthetic method for producing NaPro paclitaxel. To advance the development and commercializa tion of NaPro paclitaxel, NaPro is party to 20-year, exclusive agreements with Abbott Laboratories ("Abbott") and F.H. Faulding & Co., Ltd. ("Faulding") for the clinical development, sales, marketing and distribution of NaPro paclitaxel.

Although NaPro has increased sales through December 31, 1999, NaPro continues to incur substantial expense for research and development related to clinical trials, improving manufacturing processes and other development activity. Accordingly, NaPro has incurred significant operating losses, including operating losses of approximately $10.8 million, $13.4 million and $13.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, resulting in an accumulated deficit of $52.6 million as of December 31, 1999. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research and development activities. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

Primarily, the ability of NaPro to generate sufficient revenue to support its operations depends upon the successful completion of a joint drug development program with Abbott, a New Drug Application ("NDA") filing, and regulatory and marketing approval by the U.S. Food and Drug Administration ("FDA") followed by Abbott's successful marketing of the product. In addition to the NaPro-Abbott drug development program efforts, NaPro is actively searching for other partners to facilitate the marketing of its product in major markets outside the United States.

In February 1997, Bristol-Myers Squibb Company ("Bristol") submitted a Supplemental New Drug Application with orphan drug designation for paclitaxel for the treatment of Kaposi's sarcoma ("KS") ahead of the filing by IVAX of an NDA for the same indication. The Bristol application was approved by the FDA in August 1997. Under the Orphan Drug Act of 1983, this approval resulted in IVAX/NaPro being denied marketing approval for the KS indication for seven years.

In February 1998, due to the delay in receiving marketing approval for paclitaxel, NaPro underwent a restructuring to decrease overall cost and announced the layoff of 53 employees that resulted in a one-time charge of approximately $250,000. As part of this restructuring, NaPro discontinued operations at its British Columbia manufacturing facility and suspended construction of its commercial scale manufacturing facility in Boulder, Colorado. Completion of the Boulder facility will require additional financing, which NaPro intends to seek at such time as NaPro anticipates sufficient product demand to warrant completion of the facility. NaPro incurred $434,000 of losses on asset retirements and $110,000 of other expense as a result of the suspended construction.

In March 1998, NaPro and IVAX Corporation ("IVAX") terminated the marketing arrangement which had previously been in place between the two companies.

On July 23, 1999, NaPro entered into a collaborative agreement of up to 20 years (the "Abbott Agreement") with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the United States and Canada. Abbott may terminate the Agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro.

NaPro will be responsible for supply of bulk drug and may jointly conduct clinical trials with Abbott. Abbott will be responsible for finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed its paclitaxel-related patents to Abbott. Most primary decisions related to the development program will be made by a joint NaPro-Abbott Development Committee. Under the Abbott Agreement NaPro and Abbott are developing the next phase of pivotal clinical studies on one or more different cancers in a variety of populations.

NaPro has planned with Abbott a drug development program exploring the use of NaPro's patented formulation of paclitaxel using its patented method of administration. NaPro anticipates that information gained in such program will be useful in the filing of a regulatory submission with the FDA for NaPro paclitaxel. The cost of such program is increasing and will be significant.

NaPro has received and will, contingent upon successful development of product and achievement of milestones, receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. In 1999, NaPro received $8 million, consisting of an initial $1 million fee, $2 million from the purchase by Abbott of NaPro common stock at $5.00 per share, and a $5 million draw-down on the secured loan.

Contingent upon NaPro's successful achievement of all development milestones and in addition to the payments received in 1999, NaPro could receive up to $45 million consisting of $37 million in development fees and up to $8 million for the purchase of 1.6 million shares of NaPro common stock. In addition, NaPro will have access to up to a total of $20 million under a secured loan arrangement with Abbott, including the 1999 draws of $5 million. The loan bears a primary interest rate of 6.5% and is due in full on the earlier of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; 2) the termination of the Abbott Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Substantially all of NaPro's hard assets are collateralized as security for the loan.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, NaPro may receive additional milestone payments from Abbott in the range of zero to $57 million. No assurance can be given that regulatory approval or sales thresholds will be achieved.

Under terms of the Abbott Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------
Sales. 1999 sales were $7.6 million, up $2.6 million from 1998. Sales to Faulding for 1999 were $5.1 million, up $2.9 million from 1998. The increase was partially due to an increase in the number of countries in which Faulding is licensed to sell paclitaxel. The increase was also partially due to the timing of product shipments and to inventory fluctuations of NaPro's strategic partners. Sales to IVAX, as a result of the Termination Agreement, ended in the third 1999 quarter. Sales may vary significantly depending on a number of factors, including the potential, if any, for commercial sales in the Abbott territory, the timing and size of any clinical trials, NaPro's obtaining additional strategic partners, changes in demand, the level of inventory carried and changes in approved markets. This variability will continue until stable commercial demand has been established for the product in at least one principal market.

Research, Development and Cost of Products Sold. Research and development expense and cost of products sold for 1999 was $12 million, up by $2 million from 1998. The increase resulted primarily from an increase in clinical trial activity and increased cost associated with development of the semisynthetic manufacturing process. NaPro's production process is not distinct from its research and development processes. Accordingly, the cost of products sold is included within NaPro's research and development expense.

General and Administrative Expense. General and administrative expense for 1999 was $6.2 million, down $300,000 from 1998. The decrease is attributable primarily to a decrease of $700,000 in legal expense related to European patent litigation, partially offset by increased compensation and increases in retirement plan contributions.

License Fee Income. License fees for 1999 were $2.3 million, down $8.8 million from 1998. The 1999 amount included $1 million in milestone payments under the Abbott Agreement. The remainder of the 1999 license fees and all of the 1998 license fees were paid under the terms of the IVAX Termination Agreement. License fees and milestone payments are unusual and may be non-recurring. No further payments are expected under the IVAX agreement.

Interest Income. Interest income for 1999 was $300,000, down $200,000 from 1998. The decrease is primarily attributable to lower overall balances of interest bearing investments. See "Liquidity and Capital Resources."

Interest Expense. Interest and other expense for 1999 was $800,000, down $100,000 from 1998. The decrease is primarily attributable to the decreased interest on the senior convertible debt because of the final conversion, partially offset by interest on the Abbott loan. See "Liquidity and Capital Resources."

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

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

General and Administrative Expense. General and administrative expense for 1998 was $6.5 million, up $500,000 from 1997. The increase was attributable primarily to increases of $700,000 in legal expense related to the European patent litigation and $200,000 of consulting expense primarily related to the IVAX Termination Agreement, partially offset by a reduction in recruiting and relocation expense.

License Fee Income. License fees for 1998 were $11.1 million, up $11.1 million from 1997. All of the 1998 license fees were paid under the terms of the IVAX termination agreement.

Interest Income. Interest income for 1998 was $600,000, up $100,000 from 1997. The increase was attributable to overall higher interest rates realized on interest bearing investments.

Interest Expense. Interest and other expense for 1998 was $900,000, down $1.3 million from 1997. The decrease was primarily attributable to the non-recurrence of the $1.1 million 1997 expense related to the amortization of original issue discount on the senior convertible debt, to decreased interest on the senior convertible debt and to decreased borrowing on equipment financing.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. As of December 31, 1999, NaPro had a working capital balance of $2.9 million compared to a working capital balance of $7.1 million as of December 31, 1998. NaPro has a $20 million secured borrowing arrangement with Abbott, of which $5 million had been drawn as of December 31, 1999. Therefore, NaPro does not have the need to carry large balances of cash. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $29.5 million, on the exercise of warrants and options of $5.9 million, on net borrowings of $15.6 million, and on loans and advances from its stockholders and strategic partners.

NaPro's existing capital, projected 2000 sales, and available borrowing under the Abbott loan are expected to provide adequate capital to fund its necessary operations and capital expenditures in 2000. However, pharmaceutical development is a costly and time consuming process. NaPro is actively pursuing additional partners to assist in the development and marketing of its products, and may seek other forms of long-term financing should such financing become available on acceptable terms. NaPro may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. As a result, NaPro may need to attract substantial amounts of capital. No assurance can be given that NaPro will be able to do so.

In June 1997, NaPro privately placed $10.3 million of senior convertible notes. The notes bore interest of 5% and were all redeemed or converted into common stock by July 1999. Interest on the notes was payable in cash or in common stock at NaPro's option. In 1999 NaPro issued 3,585,203 shares of common stock in conversion of $5,061,000 principal of the notes, and 19,234 shares of common stock in payment of $27,000 interest on the notes.

In 1998 NaPro redeemed $647,000 in note principal and paid $53,000 premium and interest in connection with the redemption. In 1999 NaPro redeemed $633,000 in note principal and paid $162,000 premium and interest in connection with the redemption.

In December 1997, NaPro closed a private placement of 5,000 shares of Series C Senior Convertible Preferred Stock (the "C Preferred") for an aggregate issuance price of $5 million. The C Preferred accrued dividends at 5% per year payable in common stock or cash at NaPro's option. In 1999, NaPro issued 1,299,085 shares of common stock in conversion of the C Preferred and 6,761 shares of common stock in payment of dividends on the C Preferred. By September 1999, all of the C Preferred had been redeemed or converted into common stock. NaPro exercised its option to redeem $2 million of the C Preferred at 140% of the outstanding principal and accrued dividends and interest.

Working Capital and Cash Flow Cash and cash equivalents decreased $5.3 million to $1.9 million for the year ended December 31, 1999 from $7.2 million at December 31, 1998. Net cash used by 1999 operations of $8.4 million was offset by investing activity of $600,000 and by financing activity of $2.5 million.

Inventory increased $400,000 from December 31, 1998 to $4.6 million at December 31, 1999. The amount of work-in-progress inventory and finished goods inventory is dependent on a number of factors, including the shipping requirements of NaPro's strategic partners and NaPro's production planning for meeting those needs. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures NaPro expended $900,000 during 1999 for capital projects. These expenditures primarily included plantation cost and laboratory equipment.

The amount and timing of future capital expenditures will depend upon numerous factors, including the cost of manufacturing scale-up for paclitaxel; the cost of development of new products; the cost of manufacturing resources for new products; the nature of NaPro's relationship with its strategic partners; the establishment of additional strategic relationships; the progress of NaPro's research and development programs; the magnitude and scope of these activities; the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; competing technological and marketing developments; and changes in or terminations of existing strategic relationships. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Net Operating Loss Carryforwards As of December 31, 1999, NaPro had approximately $43 million of net operating loss carryforwards to offset future taxable income. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit NaPro's utilization of its net operating loss carryforwards, and could be triggered by sales of securities by NaPro or its stockholders.

Year 2000 Issue Until recently many computer programs used only the last two digits to refer to a year. Such programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could have failed or created erroneous results. This matter is commonly referred to as the Year 2000 issue or Y2K.

NaPro upgraded several computer programs which had not been Y2K compliant. To date NaPro has incurred no problems caused by Y2K. The programs which were upgraded would have been upgraded regardless of Y2K. Accordingly, NaPro has incurred no significant expense in becoming Y2K compliant.

Special Note Regarding Forward-looking Statements

Certain statements in this report constitute "forward-looking statements" within the meaning of the federal securities laws, including the Reform Act. In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things:

         statements concerning NaPro's plans, objectives and future economic prospects, such as matters relative to seeking and obtaining additional strategic partners and developing new products;

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

         the ability to purchase or license new products;

         the successful development of new products;

         the business abilities and judgment of NaPro's management and other personnel;

         the availability of qualified personnel generally;

         the ability of contract manufacturers to perform adequately under anticipated contracts;

         changes in and compliance with governmental regulations;

         the effect of capital market conditions and other factors on capital availability for NaPro and other biopharmaceutical companies;

         the ability of Abbott and Faulding to perform their obligations under their existing agreements with NaPro;

         the ability of NaPro to perform its obligations under its existing agreements with Abbott and Faulding;

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

                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk.

During 1999, virtually all of NaPro's revenue resulted from sales of NaPro paclitaxel to Faulding and IVAX. The final shipment of NaPro paclitaxel required by the Termination Agreement was made to IVAX during the third quarter of 1999. Following this final delivery to IVAX, and in the absence of sales to another strategic partner, sales of NaPro paclitaxel to Faulding will constitute substantially all of NaPro's sales revenue in 2000. NaPro anticipates sales to Abbott; such sales may be quite limited until such time as NaPro and Abbott obtain approval for commercial sales, if ever.

Faulding purchases NaPro paclitaxel from NaPro at a price which varies in proportion to the price at which Faulding sells NaPro paclitaxel. Under the Faulding Agreement, NaPro is paid a fixed sum for NaPro paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's sales price for NaPro paclitaxel supplied for commercial use. In March of each year, Faulding estimates the sales price it will receive for NaPro paclitaxel in the upcoming year, and, based upon that estimate, NaPro determines the price it will charge Faulding for NaPro paclitaxel (the "Unadjusted Price"). NaPro recognizes the corresponding revenue at the time of shipment of NaPro paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. However, Faulding may or may not use the product in accordance with the original use stated on its purchase orders. Additionally, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro on its purchase orders. On or about May 31, 2000, Faulding will communicate to NaPro the final amount and type of sales made during the period beginning on April 1, 1999 and ending on March 31, 2000, and an adjustment will be calculated that may increase or decrease NaPro's revenue from sales of products to Faulding during this period.

Faulding's sales are made in the currencies of each of the countries in which it sells NaPro paclitaxel. As a result, NaPro's revenue from sales is affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. Faulding's largest single market is Australia, accounting for approximately 31% of Faulding's commercial sales during the period beginning March 31, 1998 and ending March 31, 1999. In the past, fluctuations in various currencies, especially the Australian dollar, were a major factor in prior reductions in the Unadjusted Price. If changes in foreign currency markets continue to cause a decrease in the price per gram NaPro receives from Faulding, there could be a material adverse effect on NaPro's earnings and cash flow. For example, during the period beginning March 31, 1998 and ending March 31, 1999, NaPro's revenue attributable to sales of NaPro paclitaxel to be resold commercially by Faulding totaled $2,156,000. Had there been additional negative pressure on the relevant exchange rates such that the Unadjusted Price had been reduced by 15% NaPro's earnings would have been reduced by approximately $323,000 and NaPro would have experienced materially reduced cash flow. However, while Faulding will continue to have a significant impact on NaPro's revenue, NaPro's continuation of operations is dependent upon sources other than revenue from Faulding. NaPro anticipates that its operations will be dependent upon borrowing and equity funding provided by the strategic alliance with Abbott. See "Item 1 - Business - Strategic Alliances."

To the extent NaPro's efforts in developing international markets outside the Faulding Territories are successful, NaPro may face similar foreign currency exchange risk as that described above for Faulding.

Certain statements set forth in Item 7A may constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-looking Statements."

                                     Item 8

                   Financial Statements and Supplementary Data

The information required by this item begins at Page F-1.

                                     Item 9

                  Changes in and Disagreements with Accountants

None

                                    Part III

                                     Item 10

                        Directors and Executive Officers

The information concerning NaPro's directors and executive officers is incorporated by reference to the section entitled "Election of Directors" in NaPro's definitive Proxy Statement with respect to NaPro's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

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

Exhibits and Reports on Form 8-K
There were no reports on Form 8-K filed during the fourth quarter of 1999.

Exhibit
Number         Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996(1)

3.2 Certificate of Amendment dated September 29, 1998 to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3      Certificate of Designation for Convertible Preferred Stock, Series A
         (3)

3.4 Certificate of Designation for Series B Junior Participating Preferred Stock (4)

3.5      Certificate of Designation of Series C Senior Convertible Preferred
         Stock (5)

3.6      Bylaws of the Company (6)

4.1      Common Stock Certificate (6)

4.2      Underwriter's Warrant Agreement (6)

4.3      Warrant Agreement (6)

4.4      Warrant Certificate (6)

4.5 Rights Agreement dated as of November 8, 1996 between the Company and American Stock Transfer and Trust Company, as Rights Agent (7)

4.6 The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.6.

10.1*    Company's 1993 Stock Option Plan (6)

10.2* Company's 1994 Long-Term Performance Incentive Plan, as amended May 28, 1998 (2)

10.3 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Arthur D. Harrison (6)

10.4 Stock Purchase Warrant dated as of June 7, 1993 between the Company and Kirkland & Ellis (6)

10.5 Stock Purchase Warrant dated as of December 15, 1992 between the Company and Kirkland & Ellis (6)

10.6* Employment Agreement effective October 5, 1998 between NaPro and Leonard P. Shaykin (8)

10.7* Employment Agreement effective October 5,1998 between NaPro and Sterling K. Ainsworth (8)

10.8* Employment Agreement effective October 5, 1998 between NaPro and Patricia A. Pilia (8)

10.9* Employment Agreement effective October 5, 1998 between NaPro and Gordon Link (8)

10.10*   Employment Agreement effective October 5, 1998 between NaPro and David
         L. Denny (8)

10.11* Employment Agreement effective October 5, 1998 between NaPro and Kai P. Larson

10.12*   Employment Agreement effective October 5, 1998 between NaPro and James
         D. McChesney (8)

10.13 Amended and Restated Master Agreement dated as of January 19, 1994 between the Company and F.H. Faulding & Co., Ltd. (6)

10.14 Amendment No. 1 To Amended and Restated Master Agreement dated January 19, 1994, executed as of March 23, 1995 (9)

10.15 Agreement dated as of June 7, 1993 between the Company and Baker Norton Pharmaceuticals, Inc. (15)

10.16 Termination Agreement dated as of March 20, 1998 among the Company, IVAX Baker Norton Pharmaceuticals, Inc. ("BNP") and D&N Holding Corporation ("D&N") (15)

10.17 Escrow Agreement dated as of March 24, 1998 by and between the Company, BNP and U.S. Bank National Association d/b/a Colorado National Bank
         (15)

10.18 Letter Agreement, dated March 20, 1998, by and between the Company, Leonard P. Shaykin and D&N (15)

10.19    NaPro Release dated as of March 20, 1998 (15)

10.20    IVAX, BNP and D&N Release dated as of March 20, 1998 (15)

10.21 Development, License and Supply Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories, Inc. (20)

10.22 Loan and Security Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories, Inc. (20)

10.23 Stock Purchase Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories, Inc. (20)

10.24 Lease dated February 28, 1995 between the Company and the Mutual Life of Canada (3)

10.25 Subscription Agreement and Investment Letter between the Company and NaPro BioTherapeutics (Canada), Inc. (3)

10.26 Put/Call Agreement dated July 12, 1995 between the Company and the Purchasers of Series A Preferred Shares of NaPro BioTherapeutics (Canada) Inc. (3)

10.27    Side Letter dated July 21, 1995 to Put/Call Agreement (3)

10.28 Lease between the Company and Gunbarrel Facility L.L.C. dated October 16, 1995 (10)

10.29 First Amendment to Lease November 27, 1995, between the Company and Gunbarrel Facility L.L.C. (10)

10.30 Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific BioTechnologies Inc. (6)

10.31 Agreement between the Company and Pacific BioTechnologies Inc. dated March 29, 1996 (10)

10.32 Letter agreement between the Company and Pacific BioTechnologies Inc. dated August 14, 1998

10.33 Culture Agreement dated March 1, 1996 between Zelenka Nursery, Inc. ("Zelenka") and the Company(11)

10.34 Agreement for Sale, Harvest and Storage of Nursery Stock dated May 1, 1996 between Zelenka and the Company (11)

10.35 Culture Agreement dated as of March 1, 1997 between Zelenka and the Company (12)

10.36 Lease Agreement dated as of March 1, 1997 between Zelenka and the Company (12)

10.37 Agreement for Sale, Harvest and Storage of Nursery Stock dated as of March 1, 1997 between Zelenka and the Company (12)

10.38 Culture Agreement dated July 26, 1997 between Cass-Mill, Inc. and the Company

10.39    Form of Common Stock Purchase Warrant (13)

10.40 Pledge and Security Agreement dated as of June 4, 1997 between NaPro and First Trust of New York, National Association, as Collateral Agent
         (13)

10.41 Subscription Agreement between the Company and Advantage Fund II, Ltd., as to Series C Senior Convertible Preferred Stock (5)

10.42 Common Stock Purchase Warrant between the Company and Advantage Fund II, Ltd. (5)

10.43 Amendment Agreement, dated as of January 28, 1998, by and among the Company and the note holders' named therein (14)

10.44 Amendment Agreement, dated as of January 28, 1998, by and among the Company and Advantage Fund II, Ltd. (14)

10.45 Letter Agreement, dated March 20, 1998, by and among the Company and the noteholders named therein (15)

10.46 Letter Agreement, dated March 31, 1998, by and among the Company and Advantage Fund II, Ltd. (15)

10.47 Letter Agreement, dated January 7, 1999, by and among the Company and the noteholders named therein (16)

10.48 Letter Agreement, dated January 7, 1999, by and among the Company and Advantage Fund II, Ltd. (16)

10.49 Letter Agreement, dated March 24, 1999 by and among the Company and the noteholders named therein (17)

10.50 Letter Agreement dated March 24, 199 by and among the Company and Advantage Fund II, Ltd.(17)

10.51 Letter Agreement dated May 14, 1999, by and among the Company and Advantage Fund II, Ltd. (18)

10.52 Letter Agreement dated June 22, 1999, by and between NaPro and Advantage Fund II, Ltd. (19)

21.1     List of Subsidiaries (21)

23.1     Consent of Ernst & Young LLP

27.1     Financial Data Schedule

--------------------------------------------------------------
*  A management compensation plan.
** Confidential treatment has been requested with respect to the redacted portions of this exhibit.

(1) Incorporated herein by reference from the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1996 (File No. 0-24320).

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24320).

(3) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q filed with the Commission for the quarter ended June 30, 1995 (File No. 0-24320).

(4) Incorporated herein by reference from the Company's November 8, 1996 Current Report Form 8-K (File No. 0-24320).

(5) Incorporated herein by reference from the Company's Registration Statement on Form S-3, filed on December 16, 1997 (File No. 333-42419).

(6) Incorporated herein by reference from the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).

(7) Incorporated herein by reference from the Registration Statement of the Company on Form 8-A, filed with the Commission on November 26, 1996 (File No. 0-24320).

(8) Incorporated herein by reference to the Company's Quarter Report on Form 10-Q for the period ending September 30, 1998 (File No. 0-24320).

(9) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-24320).

(10) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).

(11) Incorporated herein by reference from the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (File No. 333-3051).

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24320).

(13) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997 (File No. 0-24320).

(14) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated January 28, 1998 (File No. 0-24320).

(15) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 20, 1998 (File No. 0-243201).

(16) Incorporated herein by reference to the Company's Current Report on Form 8-K dated January 7, 1999 (File No. 0-243201).

(17) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24320).

(18) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1999 (File No. 0-24320).

(19) Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 22, 1999 (File No. 0-243201).

(20) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 23, 1999 (File No. 0-243201).

(21) Incorporated herein by reference from the Registration Statement of the Company on Form S-1, filed with the Commission on May 20, 1996 (File No. 33-78016).

                                   Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this amendment to its report on Form 10-K to be signed on its behalf.

NAPRO BIOTHERAPEUTICS, INC.

By:  /s/ Leonard P. Shaykin                                        April 7, 2000
----------------------------
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the Exchange Act, this report has been signed on behalf of NaPro and in the capacities indicated.

/s/ Leonard P. Shaykin                         Chairman of the Board of Directors,                   April 7, 2000
------------------------------
Leonard P. Shaykin                             Chief Executive Officer

/s/ Sterling K. Ainsworth                      Vice Chairman, President,                             April 7, 2000
------------------------------
Sterling K. Ainsworth, Ph.D.                   Chief Scientific Officer, Director

/s/ Patricia A. Pilia                          Executive Vice President,                             April 7, 2000
----------------------------------
Patricia A. Pilia, Ph.D.                       Director

/s/ Gordon H. Link, Jr.                        Vice President,                                       April 7, 2000
------------------------------
Gordon H. Link, Jr                             Chief Financial Officer
                                               (Principal Financial Officer)

/s/ Robert L. Poley                            Controller                                            April 7, 2000
--------------------------------
Robert L. Poley                                (Principal Accounting Officer)

/s/ Arthur H. Hayes, Jr.                       Director                                              April 7, 2000
------------------------------
Arthur H. Hayes, Jr., M.D.

/s/ Stanley Knowlton                           Director                                              April 7, 2000
-------------------------------
Stanley Knowlton

/s/ Seth Rudnick                               Director                                              April 7, 2000
---------------------------------
Seth Rudnick, M.D.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                              Financial Statements

                  Years ended December 31, 1999, 1998 and 1997



Index to Financial Statements

Report of Independent Auditors...............................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet...................................F-3
Consolidated Operations Statement............................F-5
Consolidated Stockholders' Equity Statement..................F-6
Consolidated Cash Flow Statement............................F-10
Notes to Consolidated Financial Statements .................F-12

                         Report of Independent Auditors

The Board of Directors and Stockholders
NaPro BioTherapeutics, Inc.

We have audited the accompanying consolidated balance sheet of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flow for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Denver, Colorado
March 3, 2000



                                   NaPro BioTherapeutics, Inc. and Subsidiaries

                                            Consolidated Balance Sheet

                                                                                        December 31,
                                                                               1999                   1998
                                                                               ----                   ----
Assets
Current assets:
       Cash and cash equivalents                                              $1,937,000           $ 7,244,000
       Securities available for sale                                                 -                 197,000
       Restricted cash                                                               -               1,320,000
       Accounts receivable                                                     1,416,000               403,000
       Inventory:
              Raw materials                                                      129,000               151,000
              Work-in-process                                                    481,000               930,000
              Finished goods                                                   1,578,000             1,632,000
                                                                             -----------           -----------
                                                                               2,188,000             2,713,000
       Prepaid expense and other                                                 153,000               343,000
                                                                            ------------          ------------
Total current assets                                                           5,694,000            12,220,000

Property and equipment, at cost:
       Plantation cost                                                         4,953,000             4,234,000
       Laboratory equipment                                                    3,010,000             2,948,000
       Leasehold improvements                                                  4,478,000             4,478,000
       Office equipment and other                                                654,000               664,000
       Construction in progress                                                3,882,000             3,912,000
                                                                            ------------          ------------
                                                                              16,977,000            16,236,000
       Accumulated depreciation                                                6,284,000             4,678,000
                                                                            ------------          ------------
Property and equipment, net                                                   10,693,000            11,558,000

Inventory:
       Raw materials                                                           1,562,000               833,000
       Work-in-process                                                           892,000               738,000
                                                                            ------------         -------------
                                                                               2,454,000             1,571,000
Other assets                                                                     416,000               317,000
                                                                            ------------         -------------
Total assets                                                                 $19,257,000           $25,666,000
                                                                             ===========           ===========




                                   NaPro BioTherapeutics, Inc. and Subsidiaries

                                            Consolidated Balance Sheet

                                                                                        December 31,
                                                                                1999                  1998
                                                                                ----                  ----
Liabilities and stockholders' equity

Current liabilities:
       Accounts payable                                                      $2,174,000          $  1,317,000
       Accrued payroll and payroll taxes                                        557,000               451,000
       Notes payable--current (Note 3)                                           48,000               421,000
       Deferred revenue                                                             -               2,910,000
                                                                        ----------------         ------------
Total current liabilities                                                     2,779,000             5,099,000

Notes payable--long term (Note 3)                                             4,723,000                80,000

Senior convertible debt (Note 4)                                                    -               5,176,000

Commitments and contingencies (Note 10)

Minority interest  (Note 7)                                                     622,000               622,000

Senior convertible redeemable preferred stock,
       Series C (Note 5)                                                            -               3,805,000

Stockholders' equity (Note 7):
       Preferred stock,$.001 par value:
              Authorized shares--2,000,000                                          -                     -
       Nonvoting common stock, convertible on disposition
              into voting common stock, $.0075 par value:
              Authorized shares--1,000,000
              Issued and outstanding shares--395,000
              in 1999 and 1998                                                    3,000                 3,000
       Common stock, $.0075 par value:
              Authorized shares--30,000,000
              Issued shares--23,482,671 in 1999;
              17,902,407 in 1998                                                176,000               134,000
       Additional paid-in capital                                            65,358,000            58,045,000
       Deficit                                                              (52,620,000)          (43,618,000)
       Treasury stock--539,867 shares in 1999;
              1,114,525 shares in 1998                                      ( 1,784,000)           (3,680,000)
                                                                           -------------         -------------
Total stockholders' equity                                                   11,133,000            10,884,000
                                                                            ------------        -------------
Total liabilities and stockholders' equity                                  $19,257,000           $25,666,000
                                                                            ============          ===========


See accompanying notes.



                                   NaPro BioTherapeutics, Inc. and Subsidiaries

                                         Consolidated Operations Statement

                                                                         Year Ended December 31,
                                                         1999                    1998                     1997
                                                         ----                    ----                     ----
Product sales                                         $ 7,592,000             $ 4,952,000             $  3,814,000
                                                      ------------            ------------            ------------
Expense:
       Research, development and cost of
              products sold                            12,047,000               9,973,000               11,769,000
       General and administrative                       6,188,000               6,458,000                5,992,000
       (Gain) loss on retirement of assets                146,000               1,899,000                 (141,000)
                                                    --------------           -------------           --------------
                                                       18,381,000              18,330,000               17,620,000
                                                     -------------           -------------            ------------
       Operating loss                                 (10,789,000)            (13,378,000)             (13,806,000)

Other income (expense):
       License fees                                     2,320,000              11,110,000                      -
       Interest income                                    309,000                 550,000                  494,000
       Interest expense                                  (842,000)               (902,000)              (2,161,000)
                                                    --------------           -------------           --------------
Net loss                                             $ (9,002,000)            $(2,620,000)            $(15,473,000)
                                                     =============            ============            =============

Net loss attributable to common stockholders         $(10,213,000)            $(3,212,000)            $(15,537,000)
                                                     =============            ============            =============

Basic and diluted net loss per share              $         (0.50)         $        (0.22)         $         (1.28)
                                                  ================         ===============         ================

Weighted average shares outstanding                    20,553,557              14,641,769               12,104,395
                                                     =============            ============            ============

See accompanying notes.


                                        NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Stockholders' Equity Statement

                                         Years Ended December 31, 1997, 1998 and 1999


                                                                                                                          Notes
                                                      Nonvoting                         Number         Additional      Receivable
                                                       Common           Common         of Common        Paid-in           From
                                                        Stock            Stock       Shares Issued      Capital       Stockholders
                                                   ---------------  --------------- ---------------  --------------  ---------------
Balance as of December 31, 1996                         $    4,000        $  89,000      11,986,089    $ 44,670,000      $ (985,000)

Conversion of 200,000 shares non-voting common
     stock to 200,000 shares of common stock               (1,000)            1,000         200,000        -                -
Interest receivable on officers' notes                    -                -               -               -                 (5,000)
Repurchase of 74,550 shares treasury
     stock at $13.275 in exchange
     for cancellation of indebtedness                     -                -               -               -                 990,000
Issuance of 4,268 restricted shares
     of common stock for compensation                     -                -                  4,268          40,000         -
Exercise of employee stock options for 2,466
     shares of common stock at $2.40 per share            -                -                  2,466           6,000         -
Exercises of warrants for 62,326 shares of common
     stock at prices ranging from $1.125 to $7.50         -                   1,000          62,326         256,000         -
     per share
Convertible debt allocation to conversion
     rights and warrant for 323,700 shares                -                -               -              1,773,000         -
Exercise of warrants for 200,000 shares of common
     stock at $5.00 per share                             -                   2,000         200,000         998,000         -
Issuance of 47,482 shares of common stock in
     payment for interest on debt at prices
     ranging from $5.78 to $8.375                         -                -                 47,482         344,000         -
Conversion of 125,000 shares of preferred stock
     into 125,000 shares of common stock and
     exchange of 140,920 shares of subsidiary's
     preferred stock for 140,920 shares of common stock   -                   2,000         265,920       1,139,000         -
Conversion of senior convertible note to 344,906
     shares of common stock at prices ranging from
     $2.50 to $5.78 per share                             -                   3,000         344,906         996,000         -
Issuance of option grant to purchase 49,785 shares of
     common stock at $7.25 per share in exchange for
     consulting  services                                 -                -               -                 20,000         -




                                                                      Treasury
                                                      Deficit           Stock           Total
                                                  ---------------  --------------- ---------------

Balance as of December 31, 1996                    $ (25,525,000)    $ (1,684,000)  $   16,569,000

Conversion of 200,000 shares non-voting common
     stock to 200,000 shares of common stock             -                -               -
Interest receivable on officers' notes                   -                -                (5,000)
Repurchase of 74,550 shares treasury
     stock at $13.275 in exchange
     for cancellation of indebtedness                    -               (990,000)        -
Issuance of 4,268 restricted shares
     of common stock for compensation                    -                -                 40,000
Exercise of employee stock options for 2,466
     shares of common stock at $2.40 per share           -                -                  6,000
Exercises of warrants for 62,326 shares of common
     stock at prices ranging from $1.125 to $7.50        -                -                257,000
     per share
Convertible debt allocation to conversion
     rights and warrant for 323,700 shares               -                -              1,773,000
Exercise of warrants for 200,000 shares of common
     stock at $5.00 per share                            -                -              1,000,000
Issuance of 47,482 shares of common stock in
     payment for interest on debt at prices
     ranging from $5.78 to $8.375                        -                -                344,000
Conversion of 125,000 shares of preferred stock
     into 125,000 shares of common stock and
     exchange of 140,920 shares of subsidiary's
     preferred stock for 140,920 shares of common        -                -              1,141,000
Conversion of senior convertible note to 344,906
     shares of common stock at prices ranging fro
     $2.50 to $5.78 per share                            -                -                999,000
Issuance of option grant to purchase 49,785 share
     common stock at $7.25 per share in exchange
     consulting  services                                -                -                 20,000


                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Stockholders' Equity Statement

                                         Years Ended December 31, 1997, 1998 and 1999


                                                                                                                          Notes
                                                      Nonvoting                         Number         Additional      Receivable
                                                       Common           Common         of Common        Paid-in           From
                                                        Stock            Stock       Shares Issued      Capital       Stockholders

                                                   ---------------  --------------- ---------------  --------------  --------------
Convertible preferred stock allocation to conversion
     rights and warrant for 175,000 shares                -                -               -                459,000         -
Contribution of 20,564 shares of common stock
     at $2.50 per share to retirement plan                -                -                 20,564          51,000         -
Stock option compensation                                 -                -               -                145,000         -
Accretion of conversion rights and warrant to
     convertible preferred stock                          -                -               -               (64,000)         -
Net loss                                                  -                -               -               -                -
                                                   ---------------  --------------- ---------------  --------------  --------------
Balance as of December 31, 1997                              3,000           98,000      13,134,021      50,833,000         -
Issuance of option grants to purchase 30,265 shares of
     common stock at prices ranging from $1.00 to $2.00
     per share in exchange for consulting services        -                -               -                 23,000         -
Issuance of 186,656 shares of common stock in payment
     for dividends on convertible preferred stock at prices
     ranging from $0.82 to $1.43 per share                -                   1,000         186,656         (1,000)         -
Compensation relating to repricing warrants               -                -               -                 97,000         -
Receipt of 1,126,398 shares treasury stock
     as part of contract termination agreement            -                -               -              1,768,000         -
Issuance of 4,264 restricted shares of common stock
     for compensation                                     -                -                  4,264          40,000         -
Exercise of employee stock options for 163,467
     shares of common stock at prices ranging from
     $0.188 to $0.75 per share                            -                   1,000         163,467          41,000         -
Issuance of 296,019 shares of common stock in
     payment for interest on debt at prices ranging
     from $0.84 to $1.24                                  -                   2,000         296,019         293,000         -
Contribution of 56,827 shares of common stock
     at $1.64 per share to retirement plan                -                   1,000          56,827          92,000         -
Exchange of 240,900 shares of subsidiary's preferred
     stock for 240,900 shares of common stock             -                   2,000         240,900       1,949,000         -



                                                                              Treasury
                                                              Deficit           Stock           Total
                                                            ---------------  --------------- ---------------
Convertible preferred stock allocation to conversion
     rights and warrant for 175,000 shares                         -                -                459,000
Contribution of 20,564 shares of common stock
     at $2.50 per share to retirement plan                         -                -                 51,000
Stock option compensation                                          -                -                145,000
Accretion of conversion rights and warrant to
     convertible preferred stock                                   -                -                (64,000)
Net loss                                                       (15,473,000)         -            (15,473,000)
                                                             ---------------  --------------- ---------------
Balance as of December 31, 1997                                (40,998,000)      (2,674,000)       7,262,000
Issuance of option grants to purchase 30,265 shares of
     common stock at prices ranging from $1.00 to $2.00
     per share in exchange for consulting services                 -                -                 23,000
Issuance of 186,656 shares of common stock in payment
     for dividends on convertible preferred stock at prices
     ranging from $0.82 to $1.43 per share                         -                -                 -
Compensation relating to repricing warrants                        -                -                 97,000
Receipt of 1,126,398 shares treasury stock
     as part of contract termination agreement                     -             (1,768,000)          -
Issuance of 4,264 restricted shares of common stock
     for compensation                                              -                -                 40,000
Exercise of employee stock options for 163,467
     shares of common stock at prices ranging from
     $0.188 to $0.75 per share                                     -                -                 42,000
Issuance of 296,019 shares of common stock in
     payment for interest on debt at prices ranging
     from $0.84 to $1.24                                           -                -                295,000
Contribution of 56,827 shares of common stock
     at $1.64 per share to retirement plan                         -                -                 93,000
Exchange of 240,900 shares of subsidiary's preferred
     stock for 240,900 shares of common stock                      -                -              1,951,000



                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Stockholders' Equity Statement

                                         Years Ended December 31, 1997, 1998 and 1999


                                                                                                                            Notes
                                                           Nonvoting                      Number         Additional      Receivable
                                                            Common        Common         of Common        Paid-in           From
                                                             Stock         Stock       Shares Issued      Capital       Stockholders

                                                        ---------------  ------------ ---------------  --------------  -------------
Conversion of senior convertible note to 2,833,587
     shares of common stock at prices ranging from
     $0.70 to $1.72 per share                                  -               21,000       2,833,587       2,734,000         -
Accretion of offering cost, conversion rights and value
     of warrant as preferred dividends on  redeemable
     preferred stock                                           -             -               -              (362,000)         -
Conversion of redeemable, convertible preferred stock
     to 986,666 shares of common stock at prices ranging
     from $0.82 to $1.43                                       -                8,000         986,666         889,000         -
Payment of convertible preferred stock dividends in
     cash                                                      -             -               -               (51,000)         -
Contribution of 230,711 shares of common stock from
     the treasury at $2.00 per share to retirement plan        -             -               -              (300,000)         -
Net Loss                                                       -             -               -               -                -
                                                        ---------------  ------------ ---------------  --------------  -------------
Balance as of December 31, 1998                           $       3,000  $    134,000      17,902,407   $  58,045,000     $   -


Issuance of option grants to purchase 42,795 shares of common stock at prices ranging from $1.72 to $2.25

     per share in exchange for consulting services             -             -               -                 65,000         -
Issuance of 6,761 shares of common stock in payment
     for dividends on convertible preferred stock
     at prices ranging from $1.16 to $1.96 per share           -             -                  6,761        -                -
Issuance of 173,991 shares of common stock
     for compensation                                          -                1,000         173,991         369,000         -
Exercise of employee stock options for 60,476
     shares of common stock at prices ranging from
     $0.19 to $2.00 per share                                  -                1,000          60,476          80,000         -
Issuance of 400,000 shares of common stock at
     $5.00 per share net of issue cost of $294,000             -                3,000         400,000       1,703,000         -


                                                                             Treasury
                                                             Deficit           Stock           Total
                                                         ---------------  --------------- ---------------
Conversion of senior convertible note to 2,833,587
     shares of common stock at prices ranging from
     $0.70 to $1.72 per share                                   -                -              2,755,000
Accretion of offering cost, conversion rights and value
     of warrant as preferred dividends on  redeemable
     preferred stock                                            -                -               (362,000)
Conversion of redeemable, convertible preferred stock
     to 986,666 shares of common stock at prices ranging
     from $0.82 to $1.43                                        -                -                897,000
Payment of convertible preferred stock dividends in
     cash                                                       -                -                (51,000)
Contribution of 230,711 shares of common stock from
     the treasury at $2.00 per share to retirement plan         -                762,000          462,000
Net Loss                                                     (2,620,000)         -             (2,620,000)
                                                         ---------------  --------------- ---------------
Balance as of December 31, 1998                            $(43,618,000)    $ (3,680,000)   $  10,884,000


Issuance of option grants to purchase 42,795 shares of common stock at prices ranging from $1.72 to $2.25

     per share in exchange for consulting services              -                -                 65,000
Issuance of 6,761 shares of common stock in payment
     for dividends on convertible preferred stock
     at prices ranging from $1.16 to $1.96 per share            -                -                -
Issuance of 173,991 shares of common stock
     for compensation                                           -                -                370,000
Exercise of employee stock options for 60,476
     shares of common stock at prices ranging from
     $0.19 to $2.00 per share                                   -                -                 81,000
Issuance of 400,000 shares of common stock at
     $5.00 per share net of issue cost of $294,000              -                -              1,706,000




                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Stockholders' Equity Statement

                                         Years Ended December 31, 1997, 1998 and 1999

                                                                                                                          Notes
                                                      Nonvoting                         Number         Additional      Receivable
                                                       Common           Common         of Common        Paid-in           From
                                                        Stock            Stock       Shares Issued      Capital       Stockholders
                                                   ---------------  --------------- ---------------  --------------  ---------------
Issuance of 19,234 shares of common stock in
     payment for interest on debt at prices ranging
     from $1.07 to $1.80 per share                        -                -                 19,234          27,000         -

Conversion of senior convertible notes to 3,585,203
     shares of common stock at prices ranging from
     $1.07 to $1.80 per share                             -                  27,000       3,585,203       4,931,000         -
Accretion of offering cost, conversion rights and value
     of warrant as preferred dividends on  redeemable
     preferred stock                                      -                -               -              (298,000)         -
Conversion of redeemable, convertible preferred stock
     to 1,299,085 shares of common stock at prices ranging
     from $1.16 to $1.96                                  -                  10,000       1,299,085       2,093,000         -
Payment of convertible preferred stock dividends in
     cash                                                 -                -               -               (98,000)         -
Contribution of 574,658 shares of common stock from
     the treasury at $2.00 per share to retirement plans  -                -               -              (770,000)         -
Premium  on redemption of 2,000 shares of redeemable
    convertible preferred  stock                          -                -               -              (805,000)         -
Issuance of 35,514 shares of common stock for cash
     and cashless exercises of 170,504 warrants           -                -                 35,514          16,000         -
Net Loss                                                  -                -               -               -                -
                                                   ---------------  --------------- ---------------  --------------  ---------------
Balance as of December 31, 1999                      $       3,000     $    176,000      23,482,671   $  65,358,000     $          -



                                                                                Treasury
                                                                Deficit           Stock           Total
                                                            ---------------  --------------- ---------------
Issuance of 19,234 shares of common stock in
     payment for interest on debt at prices ranging
     from $1.07 to $1.80 per share                                 -                -                 27,000

Conversion of senior convertible notes to 3,585,203
     shares of common stock at prices ranging from
     $1.07 to $1.80 per share                                      -                -              4,958,000
Accretion of offering cost, conversion rights and value
     of warrant as preferred dividends on  redeemable
     preferred stock                                               -                -               (298,000)
Conversion of redeemable, convertible preferred stock
     to 1,299,085 shares of common stock at prices ranging
     from $1.16 to $1.96                                           -                -              2,103,000
Payment of convertible preferred stock dividends in
     cash                                                          -                -                (98,000)
Contribution of 574,658 shares of common stock from
     the treasury at $2.00 per share to retirement plans           -              1,896,000        1,126,000
Premium  on redemption of 2,000 shares of redeemable
    convertible preferred  stock                                   -                -               (805,000)
Issuance of 35,514 shares of common stock for cash
     and cashless exercises of 170,504 warrants                    -                -                 16,000
Net Loss                                                        (9,002,000)         -             (9,002,000)
                                                            ---------------  --------------- ---------------
Balance as of December 31, 1999                               $(52,620,000)    $ (1,784,000)   $  11,133,000


See accompanying notes.


                                    NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Cash Flow Statement

                                                                                Year Ended December 31,
                                                                        1999             1998             1997
                                                                        ----             ----             ----
Operating activity
Net loss                                                            $(9,002,000)     $(2,620,000)   $  (15,473,000)
Adjustments to reconcile net loss
     to net cash provided (used) by operating activity:
     Depreciation                                                     1,604,000        1,732,000         1,686,000
     Accretion of debt issue cost, warrant
         allocation and conversion rights allocation                    413,000          429,000         1,447,000
     Compensation paid with common stock,
         options and warrants                                         1,584,000          666,000           216,000
     Interest expense paid with common stock                             27,000          295,000           344,000
     (Gain)/loss on retirement of assets                                146,000        1,896,000          (116,000)
     Changes in operating assets and liabilities:
         Accounts receivable                                         (1,013,000)       1,104,000          (846,000)
         Inventory                                                     (343,000)         254,000        (2,017,000)
         Prepaid expense and other assets                                90,000          358,000          (138,000)
         Accounts payable                                               857,000       (2,884,000)        2,598,000
         Accrued liabilities                                            106,000          (95,000)           91,000
         Deferred revenue                                            (2,910,000)       1,020,000         1,854,000
                                                                    ------------     ------------      -----------
     Net cash provided (used) by operating activity                  (8,441,000)       2,155,000       (10,354,000)
Investing activity

     Additions to property and equipment                               (918,000)        (474,000)      (11,634,000)
     Proceeds from sale of property and equipment                        16,000          105,000           939,000
     Purchase of securities held to maturity                                 -                -         (4,227,000)
     Proceeds from securities available for sale                             -                -          2,650,000
     Proceeds from securities held to maturity                          197,000               -          6,876,000
     Transfer of restricted cash                                      1,320,000       (1,271,000)           81,000
                                                                    ------------      -----------     ------------
     Net cash provided (used) by investing activity                     615,000       (1,640,000)       (5,315,000)
Financing activity

     Proceeds from notes payable, net of issuance cost                4,914,000          188,000        10,197,000
     Payments on notes payable                                       (1,295,000)      (1,556,000)       (1,959,000)
     Preferred stock dividend                                           (98,000)         (51,000)               -
     Redemption of preferred stock                                   (2,805,000)             -                  -
     Proceeds from sale of common and preferred
         stock and exercise of common stock
         warrants and options                                         2,097,000           46,000         6,262,000
     Offering cost of common and preferred stock                       (294,000)             -            (260,000)
                                                                   ------------------------------        ----------
     Net cash provided (used) by financing activity                   2,519,000       (1,373,000)       14,240,000
                                                                     -----------      -----------      -----------
Net decrease in cash and cash equivalents                            (5,307,000)        (858,000)       (1,429,000)
Cash and cash equivalents at beginning of year                        7,244,000        8,102,000         9,531,000
                                                                     -----------     ------------      -----------
Cash and cash equivalents at end of year                             $1,937,000      $ 7,244,000       $ 8,102,000
                                                                     ===========     ============      ===========




                                    NaPro BioTherapeutics, Inc. and Subsidiaries

                                    Consolidated Cash Flow Statement (continued)


                                                                             Year ended December 31,
                                                                        1999           1998              1997
                                                                        ----           ----              ----
Supplemental schedule of noncash investing and
     financing activities
     Conversion of senior convertible debt to
         common stock                                                $4,958,000        $2,755,000       $1,059,000
     Conversion of convertible preferred shares
         to common stock                                              2,103,000           897,000               -
     Exchange of preferred shares of subsidiary
         for common stock of NaPro                                           -          1,951,000        1,141,000
     Issuance of common stock for compensation
         previously accrued                                                  -            40,000            40,000
     Issuance of common stock as payment of dividends                    10,000          179,000                -
     Accretion of convertible preferred stock
         conversion rights valuation, offering
         cost and warrant valuation                                     298,000          362,000            64,000
     Receipt of common stock into treasury                                   -         1,768,000                -
     Issuance of senior convertible debt for
         placement fee                                                       -                -            300,000
     Notes and related interest receivable from
         stockholders                                                        -                -              5,000
     Repayment of notes receivable from stockholders
         through transfer of stock into treasury                             -                -            990,000
     Non-cash exercise of warrants                                       64,000               -                 -
     Plantation cost harvested to inventory                             113,000               -                 -

See accompanying notes.

                                December 31, 1999

1.   Basis of Presentation and Summary of Significant Accounting Policies

Organization

NaPro BioTherapeutics, Inc. ("NaPro" or "the Company"), a Delaware corporation, was incorporated in 1991. In 1994 NaPro completed an initial public offering ("IPO") of its common stock. In 1994 NaPro formed a subsidiary, NaPro BioTherapeutics (Canada), Inc., of which the Company owns 98% of the voting rights. In 1996 NaPro formed a wholly owned subsidiary, NaPro BioTherapeutics (Ireland) Limited. In 1997 NaPro formed a wholly-owned subsidiary, NBT Ltd., a Cayman Islands corporation.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, securities, accounts receivable and payable, notes payable (other than the note payable to Abbott Laboratories ("Abbott")) and senior convertible debt approximate fair value. The fair value of senior convertible debt and notes payable other than the Abbott note is estimated using discounted cash flow analysis based on NaPro's estimated current borrowing rate for similar types of arrangements. NaPro has not estimated the fair value of the Abbott note because it is not practical to estimate due to a lack of quoted market price for such debt.

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

Plantation Cost

NaPro has determined the cultivation of renewable sources of biomass to be used in the manufacture of paclitaxel is a technically feasible business strategy. NaPro capitalizes plantation expenditures incurred prior to the first commercial harvest. Plantation expenditures include the acquisition cost of trees and the related cost of planting and growing. NaPro depletes such cost evenly over the expected number of annual harvests, six to eight, and retains a 20% residual value to be depleted at the time the whole tree is harvested. If in any year a harvest is not performed, the depletion is deferred and added to the depletion that would otherwise be charged to the next actual harvest, as the harvest would benefit from an additional year's growth.

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

Depreciation and Amortization

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives between three and seven years. Leasehold improvements are amortized over the lesser of estimated useful lives or the lease term. Depreciation and amortization expense is allocated to either research, development and cost of products sold, or general and administrative expense, depending on the use of the related property and equipment.

Stock Options

NaPro has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for outstanding stock options. Under APB 25, when the exercise price of NaPro's stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Revenue Recognition

Revenue from product sales is recognized at the time of shipment or if shipped on consignment, at time of draw-down from consignment. NaPro's production process is not distinct from its research and develop ment processes. Accordingly, the cost of products sold is included with NaPro's research and development expense. Payments received in advance against future sales are recorded as deferred revenue until earned.

Net Loss Per Share

NaPro's basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share as their effect is antidilutive. The following table sets forth the computation of basic and diluted net loss per share:

                                                             1999                 1998                 1997
                                                             ----                 ----                 ----
Numerator:
   Net loss                                                 $( 9,002,000)         $(2,620,000)        $(15,473,000)
    Premium on redemption of preferred
    stock                                                       (805,000)                    -                    -
   Preferred stock dividends                                    (406,000)            (592,000)             (64,000)
                                                          ---------------        ------------      ---------------
   Numerator for loss per share--
    loss attributable to common stockholders                $(10,213,000)         $(3,212,000)        $(15,537,000)
                                                            =============         ===========         ============

Denominator:
   Denominator for loss per share --
      weighted average shares                                  20,553,557           14,641,769           12,104,395
                                                            =============          ===========          ===========


Basic and diluted net loss per share                    $          (0.50)      $        (0.22)      $        (1.28)
                                                        =================      ==============       ==============

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Actual results could vary from the estimates used.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Foreign and Domestic Operations and Export Sales; Significant Customers

Domestic and foreign financial information follow:

                                                                    United                   Elimin-
                                                          Year     States        Canada      ations        Total
                                                          ----     -------       ------     --------       -----
Net sales to affiliated and unaffiliated customers        1999  $ 7,592,000$           -  $       -     $ 7,592,000
                                                          1998    4,952,000      454,000    (454,000)     4,952,000
                                                          1997    3,814,000    1,130,000  (1,130,000)     3,814,000

Operating loss                                            1999   10,624,000      165,000          -      10,789,000
                                                          1998   12,852,000      526,000          -      13,378,000
                                                          1997   12,854,000      952,000          -      13,806,000

Identifiable assets

     December 31,                                         1999   21,432,000    3,162,000  (5,337,000)    19,257,000
                                                          1998   27,976,000    2,406,000  (4,716,000)    25,666,000

NaPro is dependent on sales to its development and marketing partner, F.H. Faulding & Co., Ltd. ("Faulding"). In 1998 NaPro terminated its agreement with its former marketing partner, the Baker Norton subsidiary of IVAX Corporation ("IVAX"). In 1999 NaPro completed its sales obligations to IVAX. See Note 9. NaPro does not require collateral to secure accounts receivable. Substantially all of NaPro's accounts receivable at December 31, 1999 and 1998 were from these partners. Sales to these partners as a percent of total sales were:

                           1999             1998             1997
                           ----             ----             ----
Faulding                    67%              44%              34%
IVAX                        31%              55%              60%

Export sales follow:

Sales                              1999               1998              1997
                                   ----               ----              ----
Australia                    $5,121,000         $2,189,000        $1,303,000
Other Foreign                     3,000            193,000           193,000
                           ------------        -----------        ----------
Total Foreign                 5,124,000          2,382,000         1,496,000
United States                 2,468,000          2,570,000         2,318,000
                             ----------         ----------        ----------
Total Sales                  $7,592,000         $4,952,000        $3,814,000
                             ==========         ==========        ==========

2.   Other Related Party Transactions

In 1997 NaPro used the services of a consulting firm in which a former NaPro director is a principal. NaPro paid $107,000 in fees and services to the firm and issued stock options for 49,785 shares of common stock (see Note 8).

                  NaPro BioTherapeutics, Inc. and Subsidiaries

3.   Notes Payable

Notes payable consist of:

                                                                                        Year Ended December 31,
                                                                                         1999             1998
                                                                                         ----             ----
Note payable, due in May 1999, interest at 13.50%,
       principal and interest payable monthly                                       $         -         $   26,000
Note payable, due in July 1999, interest at 13.78%,
       principal and interest payable monthly                                                 -             96,000
Note payable, due in October 1999, interest at
       13.25%, principal and interest payable monthly                                         -             85,000
Note payable, due in May 2000, interest at 11.76%,
       principal and interest payable monthly                                                 -            257,000
Note payable, due in March 2000, interest at 6.26%,
       principal and interest payable monthly                                              48,000           37,000
Note payable to Abbott,  interest at 6.5%, interest
       only payable quarterly, net of issuance cost of
       $277,000 (see Note 9)                                                            4,723,000              -
                                                                                        ---------        ---------
                                                                                        4,771,000          501,000
Less amounts currently payable                                                             48,000          421,000
                                                                                       ----------        ---------
Notes payable - long term                                                              $4,723,000        $  80,000
                                                                                       ==========        =========

The long term note payable at December 31, 1999 is the Abbott note. It is due in full on the earliest of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the U.S. Food and Drug Administration ("FDA"); 2) the termination of the Agreement; or 3) January 1, 2007.

For the years ended December 31, 1999, 1998, and 1997, interest paid in cash was $281,000, $189,000, and $286,000 respectively. Also, 1999, 1998 and 1997 interest expense includes $27,000, $295,000 and $407,000 paid in NaPro common stock on the senior convertible debt.

NaPro had entered into an irrevocable standby letter of credit agreement with a financial institution to support a note payable for up to $200,000 at an interest rate of prime plus 2%. In April 1999, NaPro paid off the note and the letter of credit was canceled.

4.       Senior Convertible Notes

In June 1997 NaPro privately issued $10.3 million of senior convertible notes. The notes bore interest at a rate of 5% per year. In 1998 and 1999 the notes were amended (see Note 5). Interest on the notes was paid in common stock or cash at NaPro's option. The notes were convertible into common stock at a 10% discount from the lowest market price of the common stock during specified periods prior to the conversion, subject to a maximum conversion price of $1.92, as amended. As part of this transaction, NaPro issued warrants to purchase up to 323,700 shares of common stock at $10.00, including a warrant to purchase 33,700 shares of common stock that was issued to the placement

                  NaPro BioTherapeutics, Inc. and Subsidiaries agent. The $10.00 exercise price was subsequently reduced to $1.50 in amendments to the terms of the notes (see Note 5). NaPro filed a registration statement with the SEC for the resale of shares acquired on conversion of notes and exercise of warrants. Net proceeds from the notes totaled $9.5 million after the placement agent's fees and other offering cost.

The placement agent was issued $300,000 of the notes as half of the placement fee. The remaining half of the fee was paid in cash. The $600,000 placement fee was capitalized as a discount to the notes and was amortized over the life of the notes. $1.1 million of the face amount of the notes was assigned to the conversion rights and recorded as a note discount. This note discount was amortized to interest expense over the 180 days following the date of sale of the notes.

$662,000 of the face amount of the notes was assigned to the 323,700 warrants issued in the transaction and was recorded as a note discount. This note discount was amortized to interest expense over the life of the notes.

In 1999, 1998 and 1997, respectively, NaPro issued 3,585,203, 2,833,587 and
344,906 shares of common stock in conversion of the notes, and 19,234, 296,019 and 47,482 shares of common stock in payment of interest on the notes.

IIn 1998 NaPro redeemed $647,000 in note principal and paid $53,000 premium and interest in connection with the redemption. In 1999 NaPro redeemed $633,000 in note principal and paid $162,000 premium and interest in connection with the redemption. Through August, 1999, all of the notes had been redeemed or were converted into common stock.

5.       Redeemable, convertible preferred stock

On December 8, 1997 NaPro privately issued $5 million of nonvoting redeemable, convertible preferred stock, Series C (the "C Preferred") at $1,000 per share (5,000 shares). The C Preferred accrued dividends at 5% per year, which were cumulative, payable in common stock or cash at NaPro's option. The C Preferred was convertible into common stock at a 5% discount from the market price during specified periods prior to the conversion date (the "Variable Conversion Price") subject to a maximum conversion price of $1.90, as amended. The C Preferred had a liquidation preference equal to issue price plus accrued dividends. Additionally, NaPro issued to the investor a warrant to purchase 175,000 shares of common stock at $10.00 per share, subsequently amended to $2.00 per share.

NaPro incurred offering cost of about $260,000, which was recorded as a discount and was accreted as dividends over the life of the C Preferred. NaPro assigned $263,000 of the proceeds to the value of the conversion rights, which was recorded, as a discount on the C Preferred, to additional paid-in capital and was accreted as preferred dividends over the four months following issuance. NaPro also assigned $196,000 of the proceeds to the value of the warrant, which was recorded, as a discount on C Preferred, to additional paid-in capital, and was accreted as preferred dividends over the life of the C Preferred.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

In 1998 and 1999, NaPro entered into amendments with the C Preferred investor and the holders of the convertible notes (together the "Investors"). The parties agreed to: (a) certain limitations on the number of shares which could be converted, and (b) limit the ability of the Investors to force NaPro to redeem any portion of the securities for cash.

In 1999 and 1998, NaPro issued 1,299,085 and 986,666 shares of common stock in conversion of the C Preferred and 6,761 and 186,656 shares of common stock in payment of dividends on the C Preferred, respectively. In August 1999, NaPro redeemed for cash $2 million of shares of its C Preferred at a cost of $2.8 million including redemption premiums and outstanding accrued but unpaid dividends. Through 1999 all of NaPro's C Preferred had been redeemed or was converted into common stock. Funding for the redemption of the convertible notes and the C Preferred was provided by NaPro's cash and cash received from Abbott.

6.       Income Taxes

As of December 31, 1999, NaPro had the following net operating loss carryforwards and research and development credits to offset future taxable income in the United States:

                              Net               Research and
Expiring                     Operating          Development
December 31,                 Losses               Credits

2007                      $  1,746,000           $  52,000
2008                         3,328,000              54,000
2009                         4,713,000              38,000
2010                         4,960,000              15,000
2011                         7,389,000              49,000
2012                        12,043,000             140,000
2018                               -               205,000
2019                         8,642,000             357,000
                          ------------           ---------

                           $42,821,000            $910,000
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

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Significant components of NaPro's deferred tax assets are:

                                                                            Year Ended December 31,
                                                                        1999            1998               1997
                                                                        ----            ----               ----

       Deferred tax assets:
       Tax net operating loss carryforward                          $16,062,000      $12,763,000       $13,118,000
       Research and development credits                                 910,000          663,000           386,000
       Depreciation                                                   1,027,000          637,000           108,000
       Deferred revenue                                                      -           596,000           696,000
       Other                                                            231,000          217,000           310,000
                                                                  --------------    -------------      -----------

       Total deferred tax assets                                     18,230,000       14,876,000        14,618,000
       Valuation allowance                                          (18,230,000)     (14,876,000)      (14,618,000)
                                                                    ------------     ------------      ------------
       Net deferred tax assets                                      $        -       $        -        $        -
                                                                    ============     =============     ============

7.       Stockholders' Equity

The IVAX Subscription Agreement and Executive Agreements

In June 1993 NaPro entered into a subscription agreement (the "Subscription Agreement") with IVAX pursuant to which NaPro sold IVAX common stock and a warrant to acquire additional common stock. In March 1998, the warrant was returned to NaPro and canceled in exchange for NaPro's indemnification of IVAX with respect to the warrant. NaPro common stock was returned to NaPro by IVAX as the result of the termination of the IVAX relationship. The Subscription Agreement was terminated in March 1998. See Note 9.

Faulding Stock Ownership

Faulding owns 395,000 shares of NaPro Nonvoting Common Stock.

Preferred Stock Private Placement

In July and August 1995, NaPro closed a private placement of 725,513 shares of Exchangeable Preferred Stock, Series A (the "Canadian Preferred") of NaPro's Canadian subsidiary, NaPro BioTherapeutics (Canada), Inc. ("NaPro Canada"), for net proceeds of $5,959,000.

The Canadian Preferred has a liquidation preference of CD$11.00 per share and may be exchanged for common stock of NaPro on a share-for-share basis. NaPro has the option to acquire the Canadian Preferred at its liquidation value if the average trading price for the NaPro common stock over a 20 trading day period has equaled or exceeded the equivalent of CD$13.75. Holders may elect to exchange their Canadian Preferred for common stock of NaPro at any time prior to 15 business days prior to the date fixed for NaPro to acquire the shares under the foregoing option. Holders have the option to require NaPro to purchase the Canadian Preferred for its liquidation preference at any time after September 30, 2000.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

NaPro may elect to pay the purchase price of the Canadian Preferred by issuing its common stock valued at 95% of its then market price. The Canadian Preferred is entitled to one vote per share in NaPro Canada.

At December 31, 1998 and 1999, 648,241 shares of the Canadian Preferred had been exchanged for 648,241 shares of common stock of NaPro and 77,272 shares of the Canadian Preferred remain outstanding.

NaPro has registered under the Securities Act of 1933 the resale of the shares of its common stock to be issued upon exchange of the Canadian Preferred. The Canadian Preferred has no dividend requirement.

Stockholder Rights Plan

In November 1996, NaPro adopted a Stockholder Rights Plan and distributed a dividend of one Right to purchase one one-hundredth of a share of a new series of junior participating preferred stock, Series B, for each share of NaPro common stock. The objective of the Rights Plan is to secure for stockholders the long term value of their investment and to protect stockholders from coercive takeover attempts by strongly encouraging anyone seeking to acquire NaPro to negotiate with its Board of Directors. The adoption of the Rights Plan was not in response to any hostile takeover proposal.

The Rights trade with common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 20% or more of common stock. In certain events after the Rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the Rights' then current exercise price (currently set at $60), a number of shares of common stock having market value of twice the Right's exercise price or a number of the acquiring company's common shares having a market value at the time of twice the Rights' exercise price. For example, in the event of an acquisition of greater than 20% of NaPro's stock without approval of the NaPro Board of Directors, NaPro's stockholders (other than the 20% acquirer) would have the right to purchase $120 worth of stock for $60. A stockholder would have one such right for each share of stock held at the time the rights become exercisable.

NaPro may amend the Rights except in certain limited respects or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

3,800,741 unissued, authorized shares of common stock are reserved for future issuance for Canadian Preferred, Nonvoting Common, common stock options and warrants.

8.       Common Stock Warrants and Options

Warrant Restructuring

On December 4, 1998, NaPro entered into letter agreements with each of the holders of certain warrants to purchase NaPro common stock (the "Warrants") and warrants to purchase Warrants (the "Other Warrants"), modifying the terms of the Warrants and Other Warrants. The Warrants and the Other Warrants were issued to the underwriters of NaPro's initial public offering in 1994. Pursuant to these letter

                  NaPro BioTherapeutics, Inc. and Subsidiaries agreements, the number of shares of common stock underlying the Warrants and Other Warrants was reduced by 50%, the exercise price of the Warrants was reduced from $7.50 to $1.90 and the exercise price of the Other Warrants was reduced from $.30 to $.15. As a result of these changes, the number of shares of common stock underlying the Warrants and the Other Warrants was reduced from 331,008 to 165,504. These warrants were all exercised in 1999.

During 1998 and 1999 changes were made to warrants issued in connection with the senior convertible debt and the C Preferred (see Notes 4 and 5).

The following summarizes warrant activity:

                                                                                       Exercise       Expiration
                                                               Warrants                 Price           Dates

 Outstanding at December 31, 1997                               974,153         $0.075 - $7.500        1999-2003
 Canceled in restructuring                                  (1,153,408)          2.500 - 10.500        1999-2001
 Issued in restructuring                                        987,904         1.500 -   2.500        1999-2001
 Remitted (see Note 7)                                        (111,111)                   0.075             2003
                                                             ----------

 Outstanding at December 31, 1998                               697,538         $1.500 - $2.500        1999-2003
 Exercised                                                    (170,504)         1.900 -   2.000        1999-2001
                                                             ----------

 Outstanding at December 31, 1999                               527,034         1.500 -   2.000        2001-2003
                                                               ========

Option Restructuring

On March 25, 1998 the compensation committee of NaPro's board of directors (the "Compensation Committee") reviewed the status of NaPro's outstanding options. The compensation committee determined that as a result of the drop in the value of the common stock at the end of 1997 and beginning of 1998, which was the result of regulatory issues not within the control of the grantees, the existing options did not effectively serve their purpose of helping to retain directors, officers, employees and consultants and to closely align the interests of these groups with those of NaPro. In order to renew these incentives, the Compensation Committee approved and recommended to the Board of Directors the Option Restructuring Plan. The Option Restructuring Plan gave holders of NaPro's options the opportunity to change the terms of their existing options having an exercise price above $3.00 (the "Covered Options"). If the holder of Covered Options chose to participate, the following changes were made to all that person's Covered Options: (i) the number of shares of common stock underlying such options was reduced by 20% or 50% (depending on the participant's relationship to NaPro); (ii) the exercise price was set at $1.8175 (the closing price of NaPro's common stock on March 27, 1998); (iii) the vesting schedule of such options recom menced as of March 27, 1998, with the result that all time toward vesting was lost as of that date; and (iv)

                  NaPro BioTherapeutics, Inc. and Subsidiaries the termination dates of such options were reset from March 27, 1998, and in the case of consultants no longer providing services to NaPro and former directors of NaPro, the period during which such options could be exercised was shortened. Holders of an aggregate of 836,785 Covered Options elected to participate in the Option Restructuring Plan, with the effect that the number of shares of common stock underlying such options was reduced to 632,799.

Nonplan Stock Options

In November 1990, Pacific Biotechnology, Inc. ("PB"), one of the NaPro's predecessors, granted options to purchase 613,333 shares (reduced to 199,233.6 shares in September 1991) of its common stock to two officers. The exercise price is $.1875 per share and the options are fully exercisable during the period from January 1, 1992 to December 31, 1999. In December 1991, when NaPro acquired all of the outstanding common stock of PB, all options to purchase PB common stock were exchanged for options to purchase 159,467 shares of NaPro's common stock (the "Formation Options") under the same terms as the PB options. In 1998, 143,467 of the Formation Options were exercised; the remaining 16,000 were exercised in 1999.

In January 1994, NaPro granted to the four NaPro outside directors 27,000 nonplan options to purchase shares of common stock which are immediately exercisable at a price of $2.40 and which expire in January 2004. In September 1997, NaPro granted to its employees 20,075 nonplan options to purchase shares of common stock which vest over two years and which expire in September 2007 (see also Note 2). As a result of the option restructuring and of employees leaving NaPro, 19,075 of these options were canceled or forfeited, with the result that 1,000 of these options remained outstanding on December 31, 1999. In addition, during 1997, third parties were granted nonplan options to purchase an aggregate of 49,785 shares of common stock at an exercise price of $7.25. As a result of the option restructuring, those options were exchanged for nonplan options to purchase 24,899 shares of common stock at an exercise price of $1.8125.

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

                  NaPro BioTherapeutics, Inc. and Subsidiaries

1994 Long-Term Performance Incentive Plan

In July 1994, NaPro's stockholders approved the 1994 Long-Term Performance Incentive Plan (the "Incentive Plan"). Originally, an aggregate of 375,000 shares were authorized for issuance under the Incentive Plan. In 1996, 1998 and 1999 NaPro's stockholders approved increases in the number of authorized shares, and, as a result of these increases, there are currently 2,675,000 shares authorized for issuance under the Incentive Plan. The Incentive Plan provides for granting to employees and other key individuals who perform services for NaPro ("Participants") the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the Incentive Plan. In addition, each person who is not an employee of NaPro or one of its subsidiaries and (i) who is elected or re-elected as a director of NaPro by the stockholders at any annual meeting of stockhold ers, (ii) who continues as a director following an annual meeting of NaPro's stockholders at which such director is not subject to re-election or
(iii) is appointed as a director of NaPro in accordance with its bylaws other than at an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a nonqualified option to purchase 10,000 shares of NaPro's common stock. The Incentive Plan also provides for annual automatic grants of options to purchase 10,000 shares to the chairs of the board of directors' Audit, Compensation and Strategic Planning Committees.

The 1998 Stock Option Plan

In 1998, the board of directors adopted the 1998 Stock Option Plan (the "1998 Plan") to provide stock options for employees and other individuals performing services for NaPro. Originally, an aggregate of 125,000 shares was authorized for issuance under the 1998 Plan. In 1999 and February 2000 the board of directors approved increases in the number of authorized shares. As a result of these increases, there are currently 925,000 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, non-qualified stock options cannot be granted to persons who are NaPro officers or directors.

The following summarizes stock option activity and balances:

                  NaPro BioTherapeutics, Inc. and Subsidiaries


                                                                                                           Weighted
                                                                                                            Average
                                                                    Stock                 Exercise         Exercise
                                                                  Options                   Price           Price
         Outstanding at December 31, 1996                         981,389           $0.188 - $11.750         $6.55
         Granted                                                  262,310            7.125 -  10.250          7.58
         Forfeited                                                (50,450)           7.125 -  10.125          7.50
         Exercised                                                 (2,466)           2.400                    2.40
                                                                ----------
         Outstanding at December 31, 1997                       1,190,783           $0.188 - $11.750         $6.57
         Granted                                                  978,705            1.000 -   8.313          1.39
         Forfeited                                                (67,968)           1.000 -  10.250          5.36
         Exercised                                               (163,467)           0.188 -   0.750          0.26
         Canceled in restructuring                               (836,785)           3.650 -  11.750          8.49
         Issued in restructuring                                  632,799            1.813                    1.81

         Outstanding at December 31, 1998                       1,734,067           $0.188 - $10.250         $1.71
         Granted                                                1,244,295            1.719 -   2.656          2.39
         Forfeited                                               (116,451)           1.000 -  10.250          2.07
         Exercised                                                (60,476)           0.188 -   2.000          1.38
                                                               -----------
         Outstanding at December 31, 1999                       2,801,435            0.750 -  10.125          2.00

The weighted-average fair value of options granted during 1999 was $1.60. Exercisable options at December 31, 1999 were 846,230 with a weighted-average exercise price of $2.04 and a weighted-average remaining contractual life of 8.7 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, which also requires that the information be determined as if NaPro had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997 respectively: risk-free interest rate ranges of 5.24% to 6.35%, 4.24% to 5.67%, and 6.20% to 6.46%; no expected dividend; volatility factor of
 .868 to .876, .858, and .591 to .596; and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. NaPro's pro forma information follows:

                  NaPro BioTherapeutics, Inc. and Subsidiaries


                                                            1999                  1998               1997
                                                            ----                  ----               ----

Pro forma net loss                                     $  (9,821,000)           $(3,104,000)     $(16,711,000)
                                                       ==============           ============     =============
Pro forma net loss attributable to
    common stockholders                                 $(11,032,000)           $(3,696,000)     $(16,775,000)
                                                        =============           ============     =============
Pro forma loss per share                             $         (0.54)        $        (0.25)     $      (1.38)
                                                        =============           ============     ==============

Statement 123 is applicable only to options granted subsequent to December 31, 1994. Because options outstanding at December 31, 1994 vested over periods of up to four years, the pro forma effect of the Statement was not fully reflected until 1998.

9.       Strategic Alliances

NaPro has strategic alliances with two pharmaceutical companies, Abbott and Faulding, that have the capabilities to obtain commercial approval for NaPro paclitaxel in various markets and to establish NaPro paclitaxel as a major product in the markets. Faulding commenced commercial sales in 1995. NaPro had previously had an alliance with IVAX which was terminated in March 1998.

Abbott Agreement

On July 23, 1999 NaPro entered into a collaborative agreement of up to 20 years (the "Agreement") with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the United States and Canada. Abbott may terminate the Agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro.

NaPro is responsible for supply of bulk drug and will jointly conduct clinical trials with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed to Abbott its paclitaxel-related patents. Most primary decisions related to the development program will be made by a joint NaPro and Abbott development committee.

NaPro has received and will, contingent upon successful development of product and achievement of milestones, receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. In 1999 NaPro received $8 million, consisting of an initial $1 million fee, $2 million from the purchase by Abbott of NaPro common stock at $5.00 per share, and $5 million of draws on a secured loan.

Contingent upon NaPro's successful achievement of all development milestones and in addition to the payments received in 1999, NaPro could receive up to $45 million consisting of $37 million in development fees and up to $8 million for the purchase of 1.6 million shares of NaPro common stock.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, NaPro may receive additional milestone payments from Abbott in the range of zero to $57 million. No assurance can be given that regulatory approval or sales thresholds will be achieved.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

NaPro has access to up to a total of $20 million under a secured loan arrangement with Abbott, including the 1999 draws of $5 million. The loan bears a primary interest rate of 6.5% and is due in full on the earliest of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; 2) the termination of the Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Substantially all of NaPro's hard assets are collateralized as security for the loan.

Under terms of the Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug.

The Faulding Agreement

In 1992, NaPro entered into an initial 20 year exclusive agreement with Faulding, which was amended in June 1993, January 1994 and March 1995 (the "Faulding Agreement"), to develop and market paclitaxel in ten countries, including Australia, New Zealand, and much of Southeast Asia. The Faulding Agreement also grants Faulding the nonexclusive right to sell paclitaxel supplied by NaPro in certain countries in the Middle East. The Faulding Agreement provides that NaPro shall supply all of Faulding's requirements for paclitaxel. NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's original sales price for paclitaxel supplied for commercial use (see Note 10). Faulding has responsibility for funding the cost of all aspects of the required clinical and regulatory processes in its markets.

The IVAX Agreement (terminated in March 1998)

In June 1993, NaPro entered into an initial 20 year exclusive agreement with IVAX to develop and market paclitaxel in the United States, Europe, Japan and much of the rest of the world not covered by the Faulding Agreement (the "IVAX Agreement").

NaPro and IVAX terminated the IVAX Agreement on March 20, 1998. Under the termination agreement, IVAX received a royalty-free, limited, non-exclusive license to one of NaPro's patents (the "Patent") in the United States, Europe and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered. In April, 1998, IVAX returned approximately 1.1 million shares of NaPro common stock. In addition, upon the issuance of the Patent in various countries, IVAX made additional payments of $6.4 million. NaPro manufactured a fixed amount of paclitaxel for delivery to IVAX periodically during 1998 and 1999. All such paclitaxel was sold to IVAX at a fixed price. In 1998 and 1999 NaPro received $680,000 and $1,320,000 of the $2 million escrow, respectively. NaPro does not anticipate sales to IVAX after 1999.

The PBI Agreement

In March 1994, NaPro entered into a contract with PRT Biopharms, Inc. ("PBI"), a subsidiary of Pacific Regeneration Technologies, Inc., one of the largest reforestation companies in Canada (the "PBI Agree ment"). Under the PBI Agreement, PBI planted and is maintaining a plantation of yew trees. Pursuant to

                  NaPro BioTherapeutics, Inc. and Subsidiaries such agreement, NaPro is obligated to pay PBI an annual fee equal to its budgeted (estimated) cost in performing its obligations under the agreement plus overhead and a specified profit. The PBI Agreement was terminated in 1998. Under the terms of termination, there is up to a three year winding down of the agreement. NaPro will harvest the trees and/or transplant them to other properties.

10.      Commitments and Contingencies

Operating Leases

NaPro has executed noncancellable operating lease agreements for office, research and production facilities and for plantations. As of December 31, 1999, future minimum lease payments under noncancellable operating lease agreements are as follows:

                           2000                           $763,000
                           2001                             82,000
                           2002                             12,000
                           2003                             12,000
                           Thereafter                       25,000
                                                        ----------

                                  Total                   $894,000
                                                          ========

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $793,000 $600,000, and $629,000, respectively.

Intellectual Property Contingency

NaPro's intellectual property is a key asset. NaPro's intellectual property rights are subject to legal challenge. Such rights are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. A number of other entities have developed technologies that may be related to NaPro's technology. Some of these entities are larger and have significantly greater resources than NaPro. Some of the technologies may conflict with NaPro's technologies, and therefore increase the potential of legal challenge.

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

Uncertainty Over the Selling Price Under the Faulding Agreement

Under the Faulding Agreement (see Note 9), NaPro is paid a fixed sum for paclitaxel supplied for noncommercial uses, and a fixed percentage of Faulding's sales price for paclitaxel supplied for commercial use. NaPro recognizes the corresponding revenue at the time of shipment of paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. However, Faulding may or may not

                  NaPro BioTherapeutics, Inc. and Subsidiaries use the paclitaxel in accordance with the original intent indicated on its purchase orders. Additionally, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro. On or about May 31, 2000, Faulding will communicate to NaPro the final amount of sales for the period April 1, 1999 to March 31, 2000, and an adjustment will be calculated, which may either increase or decrease NaPro's revenue from sales of products to Faulding for 1999 and 2000.

11.      Retirement Plans

NaPro has a defined contribution retirement plan for its employees established in accordance with the provisions of Internal Revenue Code section 401(k) (the "Plan"). Employees over the age of 17 are eligible to participate in the Plan on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12 continuous month period.

Participants may contribute up to 15% of their pay to the Plan. NaPro may make additional contributions to the Plan on behalf of the participants in the form of cash or in shares of NaPro's common stock. In 1999, 1998 and 1997, NaPro elected to match the first $2,000 in contributions of each participating employee with NaPro common stock at a rate of 200% for 1999 and 1998, valued at $332,000 and $164,000 respectively; and at a rate of 50% for 1997, valued at $51,000. NaPro elected to make a discretionary contribution in the form of NaPro common stock at the rates of 6% and 10% of all eligible employees' pay for 1999 and 1998, valued at $314,000 and $391,000, respectively.

During 1999 NaPro adopted an Employee Stock Ownership Plan (ESOP) for its employees established in accordance with the provisions of Internal Revenue Code. Employees over the age of 17 are eligible to participate in the ESOP on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12 continuous month period. Participants make no contributions to the ESOP. Each year NaPro contributes NaPro common stock to the ESOP with a value of 10% of all eligible employees' pay, subject to amendment. For 1999 NaPro contributed 239,952 shares to the ESOP, valued at $480,000. 232,037 shares have been allocated to participants. All shares held by the ESOP are treated as outstanding in computing earnings per share.

12.      Restructuring

On February 17, 1998, NaPro announced the planned layoff of 53 employees resulting in a one-time charge of approximately $250,000, which reflects the actual cost incurred, charged to research, development and cost of products sold expense and to general and administrative expense. The layoff was in response to the December 24, 1997 ruling by the FDA that IVAX and NaPro could not market paclitaxel in the U.S. for the treatment of Kaposi's sarcoma due to Bristol's prior approval, under the Orphan Drug Act, for the use of paclitaxel in the treatment of Kaposi's sarcoma. As part of the layoff, NaPro temporarily closed its British Columbia manufacturing facility. NaPro also suspended construction of a manufacturing facility in Boulder, Colorado. Completion of this facility will require additional financing which will be sought at the time NaPro has sufficient product demand to warrant completion of the facility. NaPro incurred $434,000 of losses on asset retirements and $110,000 of other expense as a result of the suspended construction.