Form 10-K/A
period 1999-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2000-05-01
CIK 891504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A

                Amendment to Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934


                          Year Ended December 31, 1999

                         Commission File Number 0-24320


                           NAPRO BIOTHERAPEUTICS, INC.

Incorporated in Delaware                                  IRS ID No.  84-1187753
                             6304 Spine Road, Unit A
                                Boulder, CO 80301
                                 (303) 516-8500

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

NaPro BioTherapeutics, Inc. (NaPro) is filing this amendment to its 1999 Form 10-K in order to provide the information required by Part III of Form 10-K.

                                    Part III

                                     Item 10

                        Directors and Executive Officers

Directors

NaPro's Board of Directors currently consists of six members: Leonard P. Shaykin (Chairman); Sterling K. Ainsworth, Ph.D. (Vice Chairman); Patricia A. Pilia, Ph.D.; Arthur H. Hayes, Jr., M.D.; Stanley Knowlton, and Seth Rudnick, M.D. These directors are divided into three classes. Messrs. Shaykin and Knowlton and Dr. Hayes are Class I directors, with terms of office expiring at the 2000 Annual Meeting. Drs. Pilia and Rudnick are Class II directors, with terms of office expiring at the 2001 Annual Meeting. Dr. Ainsworth is a Class III director, with a term of office expiring at the 2002 Annual Meeting.

Leonard P. Shaykin, 56, has served as Chairman of the Board since June 1993, and Chief Executive Officer since August 1999. In 1995, Mr. Shaykin founded Shaykin & Co., LLC, a private investment holding company. Prior to founding Shaykin & Co. (1983-1994), Mr. Shaykin served as a founding and a managing partner in Adler & Shaykin, an equity investment partnership organized to sponsor management leveraged buyouts. Prior thereto, Mr. Shaykin was Vice President, director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. Mr. Shaykin is a director of the Jerusalem Post, an English- language offshore newspaper, a trustee of The Jackson Laboratories, a privately-held genetic research institute, and a trustee of the University of Chicago Graduate School of Business. Mr. Shaykin is a graduate of the University of Chicago (B.A., M.A., M.B.A.).

Sterling K. Ainsworth, Ph.D., 60, a co-founder of NaPro, has served as an executive officer and director of NaPro since its inception; as Chief Executive Officer from November 1991 to August 1999; as President since October 1992; and as Vice Chairman of the Board and Chief Scientific Officer since August 1999. In 1990, he co-founded, with Dr. Pilia, Pacific Biotechnology, Inc. (a predecessor of NaPro) and served as Chairman and President of such company until NaPro's inception. From 1972 until 1990, Dr. Ainsworth held various levels of professorships of Pathology with tenure in the College of Medicine and Dental Medicine and Graduate Studies at the Medical University of South Carolina ("MUSC"), where he established, developed and directed MUSC's Immunopathology Diagnostic Laboratory. Dr. Ainsworth received a Bachelor's degree from the University of Mississippi in 1963. He received a Master's degree in Medical Microbiology in 1965 and a Doctoral degree in Medical Science in 1969 from the University of Mississippi Medical School. He completed his post-doctoral fellowship in the Department of Pathology at Harvard Medical School from 1970 to 1972. Dr. Ainsworth is engaged to marry Dr. Pilia, a director and officer of NaPro.

Arthur H. Hayes, Jr., M.D., 66, was appointed a director of NaPro in March 1996. He is currently President and Chief Operating Officer of MediScience Associates, Inc., a pharmaceutical consulting company, and is a Professor of Medicine at New York Medical College and Pennsylvania State University College of Medicine. From 1981 to 1983, Dr. Hayes served as the Commissioner of the FDA. From 1986 to 1991, he was President and Chief Executive Officer of EM Pharmaceuticals, as well as a member of the board of directors.

Dr. Hayes served as Provost & Dean at New York Medical College from 1983 to 1986, and served as the Director of the Institute of Human Values in Medical Ethics, International Health and Biomedical Sciences, the latter of which he also served as Chairman. Dr. Hayes has held several posts with Pennsylvania State University which included Professor of Medicine and Pharmacology from 1977 to 1981, Dean of Admissions from 1976 to 1979 and Associate Professor of Medicine and Pharmacology and Director of the Division of Clinical Pharmacology from 1972 to 1977. Dr. Hayes currently serves on the board of directors of Myriad Genetics, Inc. (a genomic research and pharmaceutical company), Celgene Corporation (a pharmaceutical company), and Premier Research Worldwide. Dr. Hayes' received his M.D. from Cornell University Medical College, and also attended Cornell's Graduate School of Medical Sciences, Department of Pharmacology. He undertook premedical studies, and attended medical school at Georgetown University. Dr. Hayes received his M.S. (Philosophy, Politics and Economics) from Oxford University, where he was a Rhodes Scholar, and his A.B. (Philosophy) from Santa Clara University in 1955.

Patricia A. Pilia, Ph.D., 50, a co-founder of NaPro, has served as a director of NaPro since its inception. She has served as Secretary of NaPro from November 1991 to the present, Treasurer of NaPro from October 1992 to the present, Vice President of BioResearch and Toxicology from March 1993 to the present, and Executive Vice President from October 1998 to the present. In 1990, she co-founded, with Dr. Ainsworth, Pacific Biotechnology, Inc. (a predecessor of NaPro) and served as its Vice President and Director of Biotechnology. From 1983 to 1991, Dr. Pilia was an Assistant Professor of Pathology in the College of Medicine and Dental Medicine and the College of Graduate Studies at MUSC. Dr. Pilia served as the Assistant Director of the MUSC Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1984 she has been a consultant to industry on the design and development of biomedical devices and treatment modalities and the design and performance of clinical trials. Dr. Pilia received a Bachelor's degree in 1970 from Boston University, a Master's degree in Immunology/Microbiology in 1978 and a Doctoral degree in Pathology in 1980 from MUSC. Dr. Pilia is engaged to marry Dr. Ainsworth, a director and the president of NaPro.

Seth Rudnick, M.D., 51, was appointed a director of NaPro in October 1998. Dr. Rudnick is a medical consultant and a clinical professor of medicine at the University of North Carolina at Chapel Hill. From 1991 until 1997 he served as Chief Executive Officer of CytoTherapeutics, Incorporated, a company engaged in the development of cell- and gene-based therapeutics and he served as its Chairman of the Board from 1993 until 1998. From 1998 to the present, Dr. Rudnick has served as a director of Orapharma Inc., a company engaged in the development of pharmaceutical products for the treatment of oral diseases and disorders. From 1986 to 1991 Dr. Rudnick held a number of positions at R.W. Johnson Pharmaceutical Research Institute and Ortho Biotech, including Senior Vice President, Biotech Research and Development. Dr. Rudnick received his M.D. from the University of Virginia and his B.A. from the University of Pennsylvania.

Stanley Knowlton, 73, was appointed a director of NaPro in July 1998. He is currently Vice Chairman of Knowlton Brothers, Inc., a private investment company and a general partner of a number of Limited Partnerships investing in publicly traded high-tech and healthcare companies. Mr. Knowlton is a retired Marine Corps Colonel.

Other Executive Officers

NaPro has the following executive officers in addition to those who serve as directors:

Gordon H. Link, Jr., 46, a certified public accountant and a certified management accountant, joined NaPro as Vice President, Finance and Chief Financial Officer in September 1993. Prior thereto, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and Treasurer of the Syntex-Synergen Neuroscience Joint Venture. From February 1991 until April 1993, Mr. Link was Treasurer of Synergen Development

Corporation. From October 1983 through May 1990, Mr. Link practiced as a certified public accountant, most recently in the position of Audit Manager with Deloitte & Touche. He received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

David L. Denny, 47, has served as Vice President, Operations of NaPro since September 1995, except for a nine month period during 1997 when he served as Vice President, Quality Assurance. From 1991 to 1993, Mr. Denny served as Vice-President of Operations for Somatogen, Inc. Prior thereto, Mr. Denny served in manufacturing and quality assurance capacities with Miles Pharmaceutical, Abbott Laboratories and Kabi- Pharmacia. He received a B.S. in Biological Sciences from Tennessee Technological University in 1972 and attended graduate school at the same institution from 1972 to 1974.

James D. McChesney, Ph.D., 60, joined NaPro as Vice-President of Natural Products Chemistry in January 1996. From 1987 until June 1995, he served as Director of the Research Institute of Pharmaceutical Sciences at the University of Mississippi, specializing in natural product pharmaceutical research and development. In July 1993, Dr. McChesney was named Frederick A.P. Barnard Distinguished Professor of Pharmacognosy at the University of Mississippi. Dr. McChesney joined the School of Pharmacy at the University of Mississippi in 1978 as Professor and Chair of the Department of Pharmacognosy. After graduating with honors from Iowa State University in 1961 with a B.S. in Chemical Technology, he earned degrees in Botany (M.A. 1964) and Natural Products Chemistry (Ph.D. 1965) at Indiana University. He has been a Fulbright Lecturer in Brazil and a Visiting Professor at several South American universities.

Kai P. Larson, Esq., 36, served as Director of Legal Affairs for NaPro BioTherapeutics from 1994 through December 1999, when his position was changed to Vice President and General Counsel. Prior to his employment at NaPro, he worked as an attorney in the New York office of Kirkland and Ellis. Mr. Larson received a B.A. from Brigham Young University, and a J.D. from Columbia University School of Law.

                                     Item 11

                             Executive Compensation

The following table sets forth compensation paid to Sterling Ainsworth, Leonard Shaykin, Patricia Pilia, Gordon Link, Jr. and David Denny (the "Named Executive Officers") for the years indicated.




                                            Summary Compensation Table

                                                              Long Term Compensation
                               Annual Compensation                   Awards
                              -----------------------      --------------------------------
                                                           Restricted    Securities
Name and Principal                                            Stock      Underlying           All Other
Position               Year     Salary      Bonus($)        Awards($)    Options (#)          Compensation
                                ($)                           (12)       (13)                 (11)
---------------------  -------  ----------- ------------  -------------  -------------------  ----------------
Leonard Shaykin        1999       189,699      81,977        74,592          200,000              $28,534
Chairman of the        1998       159,611        0              0            280,000(3)           $20,000
Board, Chief           1997       158,999        0              0            100,000(4)           $ 1,000
Executive Officer
Sterling Ainsworth     1999       208,788     103,453        74,592          200,000              $28,534
Vice Chairman of       1998       175,673        0              0            232,000(1)           $16,000
the Board,             1997       178,631        0              0            100,000(2)           $ 1,000
President, Chief
Scientific Officer
Patricia Pilia         1999       161,065      56,114        55,945          125,000              $28,534
Executive Vice         1998       135,519        0              0            136,000(5)           $20,000
President, Secretary   1997       137,972        0              0             50,000(6)           $ 1,000
and Treasurer
Gordon Link, Jr.       1999       149,135      38,934        55,945          100,000              $28,534
Chief Financial        1998       121,733      25,433           0            110,000(7)           $19,460
Officer                1997       119,005        0              0             35,000(8)           $ 1,000
David Denny            1999       134,189      28,104        37,296           62,500              $28,534
Vice President         1998       110,892        0              0            109,200(9)           $15,089
Operations             1997       102,877        0              0             10,000(10)          $ 1,000

(1) An aggregate of options to purchase 152,000 shares of common stock was awarded in exchange for the cancellation of options to purchase 190,000 shares of common stock pursuant to the Option Restructuring Plan (see note 13).

(2) These options were canceled and replaced in 1998 by options to purchase 80,000 shares of common stock granted pursuant to the Option Restructuring Plan (see note 13) . These options on 80,000 shares represent a portion of the options to purchase 152,000 shares of common stock mentioned in note 1.

(3) An aggregate of options to purchase 200,000 shares of common stock were awarded in exchange for the cancellation of options to purchase 250,000 shares of common stock pursuant to the Option Restructuring Plan (see note 13).

(4) These options were canceled and replaced in 1998 by options to purchase 80,000 shares of common stock granted pursuant to the Option Restructuring Plan (see note 13). These options on 80,000 shares represent a portion of the options to purchase 200,000 shares of common stock mentioned in note 3.

(5) An aggregate of options to purchase 76,000 shares of common stock were awarded in exchange for the cancellation of options to purchase 95,000 shares of common stock pursuant to the Option Restructuring Plan (see note 13).

(6) These options were canceled and replaced in 1998 by options to purchase 40,000 shares of common stock granted pursuant to the Option Restructuring Plan (see note 13). These options on 40,000 shares represent a portion of the options to purchase 76,000 shares mentioned in note 5.

(7) An aggregate of options to purchase 60,000 shares of common stock were awarded in exchange for the cancellation of options to purchase 75,000 shares of common stock pursuant to the Option Restructuring Plan (see note 13).

(8) These options were canceled and replaced in 1998 by options to purchase 28,000 shares of common stock granted pursuant to the Option Restructuring Plan (see note 13). These options on 28,000 shares represent a portion of the options to purchase 60,000 shares mentioned in note 7.

(9) An aggregate of options to purchase 59,200 shares of common stock were awarded in exchange for the cancellation of options to purchase 74,000 shares of common stock pursuant to the Option Restructuring Plan (see note 13).

(10) These options were canceled and replaced in 1998 by options to purchase 32,000 shares of common stock granted pursuant to the Option Restructuring Plan. These options on 32,000 shares represent a portion of the options to purchase 59,200 shares mentioned in note 9.

(11) Represents NaPro's 401(k) plan and Employee Stock Ownership Plan (ESOP) contributions of common stock (valued at fair market value as of the date of contribution) for each of the Named Executive Officers.

(12) The total number of shares of restricted stock awarded is 298,370. These shares vest at a rate of half on the grant date of 7/23/99 and the remaining half vest daily until all are fully vested on 7/23/00.

(13) The Option Restructuring Plan gave holders of NaPro's options the opportunity to have their existing options with exercise prices over $3.00 (the "Covered Options") amended such that the number of shares of common stock underlying such options was reduced by 20% or 50%, depending upon whether the option holder was a NaPro employee or an outsider. If the option holder was an employee he or she was granted 80% of their outstanding original options, and if the option holder was an outsider he or she was granted 50% of the original options. Furthermore, the vesting period and expiration date were reset with the result that vested Covered Options became unvested and the time necessary for vesting reset as of that date. Finally, the period during which the options could be exercised was shortened for former directors and former consultants. The restructured option exercise price was determined by the closing price of the common stock on the Nasdaq national market on March 27, 1998, the day the Option Restructuring Plan was approved by the Board of Directors.

The following table sets forth each grant of options to purchase common stock made during the year ended December 31, 1999 to the Named Executive Officers:

                                         Option Grants in Last Fiscal Year

                                              % of Total
                           Number of          Options                                           Potential Realizable
                          Securities          Granted to    Exercise or Base                 Value at Assumed Annual Rates of
                       underlying Options    Employees in   Price Per Share   Expiration      Stock Price Appreciation for
          Name            Granted (#)(1)        Year(2)         ($/sh)          Date(3)             Option Terms ($)(4)
         ------           --------------        -------        --------         -------       --------------------------------
                                                                                                 5%              10%
                                                                                                ----            ----
Leonard P. Shaykin            200,000          16.20%          $2.50          8/17/09         $314,447         $796,871
Sterling K. Ainsworth         200,000          16.20%          $2.50          8/17/09         $314,447         $796,871
Patricia A. Pilia             125,000          10.13%          $2.50          8/17/09         $196,530         $498,045
Gordon H. Link, Jr.           100,000           8.10%          $2.13          7/23/09         $133,955         $339,467
David L. Denny                 62,500           5.06%          $2.13          7/23/09         $ 83,722         $212,167

(1) Each of the options listed on this table was granted under the 1994 Long Term Performance Incentive Plan. The options granted to Drs. Ainsworth and Pilia and Mr. Shaykin become exerciseable at the rate of 25% of the shares subject to the option when the closing price of the common stock on the Nasdaq national market is equal to $5.00, $7.50, $10.00, and $12.50 respectively. The options granted to Mr. Link and Mr. Denny become exerciseable at the rate of 25% of the shares subject to the option one year after the date of grant and 25% of the shares subject to the option each year thereafter.

(2) Based on the aggregate of 1,621,504 options granted to employees of NaPro, including the Named Executive Officers, in 1999, and consisting of options granted under the 1994 Plan, options granted under the 1993 Stock Option Plan, and options granted under the 1998 Stock Option Plan.

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

The following table sets forth information concerning outstanding options held by the Named Executive Officers as of the year ended December 31, 1999.

                Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                            Number of Securities Under-        Value of Unexercised
                             Shares                        lying Unexercised Options at    in-the-Money Options at Year
                           Acquired on       Value Real-            Year End(#)                     End($)(2)
           Name             Exercise (#)    ized ($)(1)      Exercisable/Unexercisable      Exercisable/Unexercisable
-------------------------- --------------  --------------  -----------------------------  ------------------------------
Leonard P. Shaykin               0               0               70,000 / 480,000               $90,625 / $437,500
Sterling K. Ainsworth          16,000         $43,000            58,000 / 432,000               $77,875 / $386,500
Patricia A. Pilia                0               0               34,000 / 261,000               $48,313 / $240,125
Gordon H. Link, Jr.              0               0               40,834 / 223,334               $56,709 / $249,334
David L. Denny                   0               0               27,300 / 171,700               $39,163 / $203,213

(1) Represents the difference between the option exercise price and the closing price of the common stock as reported by the Nasdaq national market on the date of exercise multiplied by the number of shares exercised.

(2) Represents the difference between the option exercise price and the closing price of the common stock as reported by the Nasdaq national market on December 31, 1999 ($2.8750), multiplied by the corresponding number of underlying shares.

Compensation of Directors

Pursuant to the 1994 Plan, each year non-employee directors are automatically granted, on the date of NaPro's annual meeting of stockholders, non-qualified options to purchase 10,000 shares of common stock. In addition, any non-employee director who is first appointed or elected other than at an annual meeting of stockholders automatically receives non-qualified options to purchase 10,000 shares of common stock upon such appointment or election. The 1994 Plan also provides for automatic annual grants of non-qualified stock options to purchase 10,000 shares of common stock to directors who serve as chair of the Audit, Compensa tion and Strategic Planning Committees of the Board of Directors. In addition, the 1994 Plan permits the discretionary grant by the Board of Directors of non-qualified options to non-employee directors under certain circumstances. All such options are exerciseable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to certain vesting schedules.

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

Drs. Hayes and Rudnick provide certain consulting services to NaPro. See "Compensation Committee Interlocks and Insider Partnerships."

Employment Agreements and Termination of Employment Agreements

NaPro entered into an Amended Employment Agreement with each of Mr. Shaykin and Drs. Ainsworth and Pilia (collectively, the "Senior Executives") on October 5, 1998 (collectively, the "Amended Employment Agreements"). In addition, on October 5, 1998, NaPro entered into Employment Agreements (the "Employ ment Agreements") with each of Gordon Link and David Denny (collectively, the "Executive Officers"). The Amended Employment Agreements and the Employment Agreements are referred to collectively as the "Executive Agreements," and the Senior Executives and the Executive Officers are referred to collectively as the "Executives."

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

The Amended Employment Agreements provide for initial annual base salaries for Mr. Shaykin and Drs. Ains worth, and Pilia of $159,000, $175,000, and $135,000 respectively. Under the Amended Employment Agreements, in the event of a change of control of NaPro, the Senior Executives are to be granted annual bonuses in amounts determined by the Board's Compensation Committee, but not less than the greater of $20,000 or the amount of the highest annual bonus paid to the Senior Executive for the three prior years. Mr. Shaykin is a part-time employee of NaPro, and is not required under his Amended Employment Agreement to spend more than 20 hours in any week or 80 hours per month on NaPro's affairs.

The Employment Agreements provide for initial annual base salaries for Mr. Link and Mr. Denny of $125,000 and $106,000. Under the Amended Employment Agreements, the Senior Executives are to be granted annual bonuses in amounts determined by the Board's Compensation Committee, but not less than the greater of $15,000 or the amount of the highest annual bonus paid to the Senior Executive for the three prior years.

Each Executive Agreement provides for certain benefits if, prior to the end of the Initial Term or any Renewal Term, an Executive's employment is terminated either by NaPro other than for Cause (as defined in the Executive Agreements) or by the Senior Executive for Good Reason (as defined in the Executive Agreements). In general, each Executive would be entitled to receive, subject to certain limitations, (i) a continuance of their respective salary and bonus, if any, through the end of the Initial Term or the then current Renewal Term, if applicable (but in no event for longer than three years or less than two years, or less than one year in the case of Mr. Denny), and (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination. The foregoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code").

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, NaPro's directors and certain of its officers, and persons holding more than ten percent of NaPro's common stock are required to file forms reporting their beneficial ownership of NaPro's common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish NaPro copies of forms so filed. Based solely upon a review of copies of such forms filed with NaPro, Sterling Ainsworth was late in filing one Form 4, on which he reported 1 transaction. No other directors or officers were late in filing any reports on Forms 3,4 and 5.

Compensation Committee Interlocks and Insider Participation

Currently the Compensation Committee consists of Dr. Hayes, Dr. Rudnick, and Mr. Knowlton

Drs. Hayes and Rudnick provide certain consulting services to NaPro.

NaPro and MediScience Associates are parties to a consulting agreement (the "MediScience Agreement") whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, provides NaPro with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. NaPro makes quarterly payments to MediScience under the MediScience Agreement in the amount of $12,500 for such services. Dr. Hayes is obligated to provide consulting services to NaPro under the MediScience Agreement indefinitely, but the MediScience Agreement is terminable by NaPro or MediScience at any time with 90 days prior written notice.

Dr. Rudnick, who was appointed as a director of NaPro in October 1998, provides consulting services to NaPro pursuant to a consulting agreement dated June 1, 1998 (the "Rudnick Agreement") whereby Dr. Rudnick provides NaPro with consulting services in the areas of clinical trial strategies and corporate partnering activities. Dr. Rudnick is paid $1,750 per day spent providing consulting services and $700 per day spent traveling on NaPro's behalf. As additional compensation for such services Dr. Rudnick has been granted options to purchase 15,000 shares of common stock at an exercise price of $2.00 which vest as services are performed. As compensation for providing consulting services under the Rudnick Agreement during 1999, Dr. Rudnick was paid $14,750 and options to purchase 3,850 shares of common stock vested.

                                     Item 12

         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 19, 2000 regarding ownership of the common stock by (1) persons believed by NaPro to be the beneficial owners of more than five percent of its outstanding common stock;
(2) by each director and nominee for director and by the officers of NaPro named in the Summary Compensation Table; and (3) by all current executive officers and directors of NaPro as a group. Except where otherwise indicated, all addresses are care of: NaPro BioTherapeutics, Inc., 6304 Spine Road, Unit A, Boulder, CO 80301.

                                           Number of
Name of Director, Officer or                Shares of            Percent of
Beneficial Owner(1)                        Common Stock             Class
-------------------------------            ------------             ------
Leonard Shaykin                             1,026,689(2)            4.37%
Sterling K. Ainsworth                       1,411,669(3)            6.02%
Patricia A. Pilia                             488,161(4)            2.09%
Gordon H. Link, Jr.                           126,387(5)              *
David L. Denny                                 84,289(6)              *
Arthur H. Hayes, Jr.                           40,000(7)              *
Seth Rudnick                                   22,128(8)              *
Stanley Knowlton                               89,500(9)              *
All Directors and Executive Offi-           3,443,616(10)          14.28%
cers as a Group (10 persons)
State of Wisconsin Investment               1,504,500(11)           6.49%
Board
P.O. Box 7842
Madison, Wisconsin 53707
Royal Bank Investment Manage-               1,363,500(12)           5.88%
ment Inc.
Royal Trust Tower, P.O. Box 121
77 King Street West, Suite 3800
Toronto, Ontario, Canada M5K
1H1

* Less than 1%

(1) Unless otherwise noted, NaPro believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Includes 270,000 shares of common stock issuable upon exercise of options granted to Mr. Shaykin under the 1994 Plan and 32,746 shares of common stock issued to Mr. Shaykin as restricted stock under the 1994 Plan.

(3) Includes 246,000 shares of common stock issuable upon exercise of 1994 Plan options; 32,746 shares of common stock issued to Dr. Ainsworth as restricted stock under the 1994 Plan; and 42,550 shares of common stock gifted by Dr. Ainsworth to relatives and certain other persons, which Dr. Ainsworth may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Does not include shares held by Dr. Pilia, who is engaged to be married to Dr. Ainsworth, and Dr. Ainsworth disclaims beneficial ownership of the shares of common stock beneficially owned by Dr. Pilia as well as of the gifted shares over which Dr. Ainsworth holds powers of attorney.

(4) Includes 146,750 shares of common stock issuable upon exercise of 1994 Plan options; 24,560 shares of common stock issued to Dr. Pilia as restricted stock under the 1994 Plan; and 10,800 shares of common stock gifted by Dr. Pilia to relatives and certain other persons which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Does not include shares held by Dr. Ainsworth. Dr. Pilia disclaims beneficial ownership of shares of common stock beneficially owned by Dr. Ainsworth and the gifted shares over which Dr. Pilia holds powers of attorney. See note (3) above.

(5) Includes 13,334 shares of common stock issuable upon the exercise of options granted to Mr. Link under NaPro's 1993 Stock Option Plan ; 42,500 shares of common stock issuable upon the exercise of options granted to Mr. Link under the 1994 Plan; and 24,560 shares of common stock issued as restricted stock under the 1994 Plan.

(6) Includes 42,100 shares of common stock issuable upon exercise of options granted to Mr. Denny under the 1994 Plan and 16,373 shares of common stock issued as restricted stock under the 1994 Plan.

(7) Includes 40,000 shares of common stock issuable upon exercise of options granted to Dr. Hayes under the 1994 Plan.

(8) Includes 22,128 shares of common stock issuable upon exercise of options granted to Dr. Rudnick under the 1994 Plan.

(9) Includes 10,000 shares of common stock issuable upon exercise of options granted to Mr. Knowlton under the 1994 Plan, 5,000 shares of common stock held in a limited partnership, and 31,000 shares of common stock held by spouse.

(10) Includes an aggregate of 914,546 shares of common stock issuable upon exercise of outstanding stock options held by such persons.

(11) Information in the table as to beneficial ownership of common stock by the State of Wisconsin Investment Board is based upon filings on Schedule 13G made by the State of Wisconsin Investment Board.

(12) Information in the table as to beneficial ownership of common stock by Royal Bank Investment Management, Inc. is based upon filings on Schedule 13G made by Royal Bank Investment Management, Inc. and Royal Canadian Growth Fund. Royal Bank Investment Management, Inc. includes Royal Bank Investment Management, Inc, RT Investment Management Holdings, Inc., The Royal Trust Company, Royal Mutual Funds Inc., and Royal Canadian Growth Fund, all of which were represented in the Schedule 13G filing.

                                     Item 13

                 Certain Relationships and Related Transactions

Dr. Hayes and Rudnick provide certain consulting services to NaPro. See "Compensation Committee Interlocks and Insider Partnerships."

                                   Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this amendment to its report on Form 10-K to be signed on its behalf.

NAPRO BIOTHERAPEUTICS, INC.

/s/ Gordon H. Link, Jr.                                              May 1, 2000
-----------------------------
Gordon H. Link, Jr.
Vice President,
Chief Financial Officer
(Principal Financial Officer)