Form 10-Q
period 2000-03-31
NAPRO BIOTHERAPEUTICS INC
filed 2000-05-12
CIK 891504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                          Quarter ended March 31, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2000:

Common Stock, $.0075 par value                                        23,331,459
Non-voting Common Stock, $.0075 par value                                395,000


Total number of pages in document--17



                                             NaPro BioTherapeutics, Inc.

                                                  Table of Contents

                                                                                                                Page

Part I        Financial Information

         Consolidated Financial Statements

              Balance Sheet                                                                                        3

              Operations Statement                                                                                 5

              Cash Flow Statement                                                                                  6

              Notes to Consolidated Financial Statements                                                           8

         Management's Discussion and Analysis of Financial Condition and Results of Operations                     9

         Quantitative and Qualitative Disclosures about Market Risk                                               15


Part II       Other Information

         Legal Proceedings                                                                                        15

         Changes in Securities                                                                                    16

         Defaults Upon Senior Securities                                                                          16

         Submission of Matters to a Vote of Security Holders                                                      16

         Other Information                                                                                        16

         Exhibits and Reports on Form 8-K                                                                         16


Signatures                                                                                                        17

                                           Part I. Financial Information


Item 1.       Consolidated Financial Statements

                           NaPro BioTherapeutics, Inc.
                                  Balance Sheet
                                     Assets

                                                                                 March 31,            December 31,
                                                                                    2000                  1999
                                                                                   ------                -----
                                                                                (unaudited)

Current assets:
               Cash and cash equivalents                                     $        1,585,000    $        1,937,000
               Accounts receivable                                                      685,000             1,416,000
               Inventory                                                              3,893,000             2,188,000
               Prepaid expense and other                                                873,000               153,000
                                                                             --------------------  -------------------
Total current assets                                                                  7,036,000             5,694,000

Property and equipment, net                                                          10,369,000            10,693,000
Inventory                                                                             1,533,000             2,454,000
Other assets                                                                            370,000               416,000
                                                                             --------------------  -------------------
Total assets                                                                 $       19,308,000     $      19,257,000
                                                                             ====================  ===================






                          See accompanying notes.




                           NaPro BioTherapeutics, Inc.
                                  Balance Sheet
                      Liabilities and Stockholders' Equity

                                                                                 March 31,            December 31,
                                                                                    2000                  1999
                                                                                    ----                  ----
                                                                                (unaudited)
Current liabilities:
               Accounts payable                                               $       1,955,000    $        2,174,000
               Accrued payroll and payroll taxes                                        486,000               557,000
               Notes payable--current portion                                            69,000                48,000
                                                                             --------------------  --------------------
Total current  liabilities                                                            2,510,000             2,779,000

Notes payable--long term                                                              6,733,000             4,723,000
                                                                             -------------------    ------------------

Total liabilities                                                                     9,243,000             7,502,000

Minority interest                                                                       622,000               622,000

Stockholders' equity

         Preferred stock, $.001 par value:
               Authorized shares--2,000,000
               Issued--none (unaudited in 2000)                                               -                     -
         Non-voting common stock, convertible on disposition
               into voting common stock, $.0075 par value:
               Authorized shares--1,000,000
               Issued and outstanding shares--395,000 (unaudited
                   in 2000)                                                               3,000                 3,000
         Common stock, $.0075 par value:
               30,000,000 shares authorized
               23,737,344 shares issued in 2000 (unaudited),
               and 23,482,671 in 1999                                                   178,000               176,000
       Additional paid-in capital                                                    66,263,000            65,358,000
       Deficit                                                                      (55,659,000)          (52,620,000)
       Treasury stock--405,885 shares in 2000 (unaudited)
               and 539,837 shares in 1999                                            (1,342,000)           (1,784,000)
                                                                             -------------------   -------------------
Total stockholders' equity                                                            9,443,000            11,133,000
                                                                             ------------------     ------------------
Total liabilities and stockholders' equity                                    $      19,308,000      $     19,257,000
                                                                              =================      =================
                          See accompanying notes.



                           NaPro BioTherapeutics, Inc.

                        Consolidated Operations Statement
                                   (Unaudited)
                                                                                                 Three Months Ended
                                                                                                       March 31,

                                                                                                 2000                1999
Product Sales                                                                            $      733,000     $       2,037,000
Expense:
     Research, development and cost of
        products sold                                                                         2,116,000             2,811,000
     General & administrative                                                                 1,574,000             1,222,000
                                                                                         --------------    ------------------
                                                                                              3,690,000             4,033,000
                                                                                         --------------    ------------------
Operating loss                                                                               (2,957,000)           (1,996,000)

License fee                                                                                           -               340,000
Interest income                                                                                  29,000                75,000
Interest expense                                                                               (111,000)             (176,000)
                                                                                         --------------   -------------------
Loss before extraordinary item                                                               (3,039,000)           (1,757,000)
Extraordinary item--loss on early
  extinguishment of debt                                                                              -              (182,000)
                                                                                         --------------    ------------------
Net loss                                                                                 $   (3,039.000)    $      (1,939,000)
                                                                                         ==============    ==================

Basic and diluted loss per share
     Loss before extraordinary item                                                     $       ( 0.13)    $            (0.10)
     Extraordinary item - loss on early
       extinguishment of debt                                                                        -                  (0.01)
                                                                                         --------------   --------------------
     Net loss                                                                          $         (0.13)   $             (0.11)
                                                                                         ==============   ====================

Weighted average shares outstanding                                                         23,079,691             17,663,429
                                                                                         ==============   ===================



         See accompanying notes.


                           NaPro BioTherapeutics, Inc.

                        Consolidated Cash Flow Statement

                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                      2000                 1999
                                                                      ----                 ----
Operating activities

Net loss                                                          $   (3,039,000)      $  (1,939,000)
Adjustments to reconcile net loss to net cash
      provided (used) by operating activity:
      Depreciation                                                       373,000             392,000
      Accretion of debt issue cost, warrant allocation
               and conversion rights allocation                           10,000              94,000
      Retirement contributions paid with common stock                    221,000             227,000
      Interest expense paid with common stock                                  -               6,000
      Loss on early retirement of debt                                         -              35,000
      Changes in operating assets and liabilities:
           Accounts receivable                                           731,000            (450,000)
           Inventory                                                    (775,000)            390,000
           Prepaid expense and other assets                              (27,000)            220,000
           Accounts payable                                             (219,000)            156,000
           Accrued liabilities                                           (71,000)            104,000
           Deferred revenue                                                    -          (1,070,000)
                                                                -----------------      --------------
Net cash used by operating activity                                   (2,796,000)         (1,835,000)
Investing activity

      Transfer from restricted cash                                            -             340,000
      Additions to property and equipment                                (58,000)           (180,000)
      Proceeds from the sale of property & equipment                           -              12,000
                                                                -----------------      ---------------
Net cash provided (used) by investing activity                           (58,000)            172,000
Financing activity

      Proceeds from notes payable                                      2,077,000              66,000
      Preferred stock dividend                                                 -             (46,000)
      Payments on notes payable                                          (56,000)           (818,000)
      Proceeds from exercise of stock options and warrants               481,000                  -
                                                                -----------------    ----------------
Net cash provided (used) by financing activity                         2,502,000            (798,000)
Net decrease in cash and cash equivalents                               (352,000)         (2,461,000)
Cash and cash equivalents at beginning of  period                      1,937,000           7,244,000
                                                                -----------------    ----------------
Cash and cash equivalents at end of period                        $    1,585,000       $   4,783,000
                                                                 ================    ================

                    See accompanying notes.


                  NaPro BioTherapeutics, Inc. and Subsidiaries

                        Consolidated Cash Flow Statement

                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                      2000                 1999
                                                                      ----                 ----
Supplemental schedule of activity
Interest paid                                                   $    105,000           $  83,000
Noncash transactions:
      Conversion of senior convertible debt to common stock                -             959,000
      Conversion of convertible preferred shares to
           common stock                                                    -             659,000
      Issuance of common stock for compensation
           previously accrued                                              -               3,000
      Accretion of convertible preferred stock conversion
           rights valuation, offering cost and warrant valuation           -              38,000
      Issuance of common stock to prepay retirement plan
           contributions                                             647,000             898,000
      Depletion of plantation cost to inventory                        9,000                   -



                    See accompanying notes.

                           NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


1.       Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the NaPro Annual Report on Form 10-K for the year ended December 31, 1999.

2.       Inventory                         March 31,                December 31,
                                            2000                       1999
                                       -------------                 ----------

         Raw materials                    $   204,000               $   129,000
         Work-in-process                    1,363,000                   481,000
         Finished goods                     2,326,000                 1,578,000
                                           ----------                ----------
                                           $3,893,000                $2,188,000
                                           ==========                ==========

         Non-current inventory

         Raw materials                    $ 1,533,000               $ 1,562,000
         Work-in-process                     ---                        892,000
                                          -----------                ----------
                                          $ 1,533,000                $2,454,000
                                          ===========                ==========

3.       Common Stock

In the March 2000 quarter NaPro issued 84,273 and 170,000 shares of common stock upon exercise of stock options and warrants, respectively.

In 2000 NaPro issued 133,982 shares of common stock from its treasury to the Company's retirement plans for use in making the 2000 retirement plan contributions. In the March 2000 quarter NaPro expensed $216,000 for the portion of the contributions applicable to the quarter.

4.       Loss per Share

The following table sets forth the computation of basic and diluted loss per share. In calculating diluted earnings per share for the period in which a loss is reported, the impact of all additional shares is antidulutive, and thus not included in the calculation.



                                                                                                  March 31,
                                                                                         2000                  1999
                                                                                        ------                -----
Numerator:
   Net loss                                                                            $  (3,039,000)         $ (1,939,000)
   Preferred stock dividends                                                                        -              (49,000)
                                                                                       --------------         -------------
   Numerator for loss per share - loss
        attributable to common stockholders                                            $  (3,039,000)         $ (1,988,000)
                                                                                       ==============         =============
Denominator:
   Denominator for loss per share - weighted average
         shares                                                                           23,079,691            17,663,429
                                                                                       ==============         ============
Basic and diluted net loss per share                                                   $       (0.13)         $      (0.11)
                                                                                       ==============         =============


5.       Extraordinary Item

In January 1999, NaPro redeemed $633,000 in note principal on its senior convertible notes. NaPro recorded a loss on early extinguishment of debt of $182,000 which includes a $158,000 premium paid and $24,000 of unamortized debt issue cost.

6.       Abbott Note Payable

During the March 2000 quarter, NaPro borrowed an additional $2 million on the Abbott Laboratories ("Abbott") note, resulting in a net balance at March 31, 2000 of $6.733 million.

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

General

NaPro is a natural product pharmaceutical company focused primarily on the development, manufacture and commercialization of cancer chemotherapeutic agents and related technologies. Natural product substances are the primary source of new chemotherapeutic anti-cancer agents, especially compounds which exert their anti-cancer activity by novel mechanisms of action. NaPro's lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew (Taxus) trees. In addition to its efforts with paclitaxel, NaPro is actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, either derived from natural products or otherwise. Such evaluations may involve individual molecules, classes of compounds or platform technologies, both in the cancer field and otherwise, which could involve the acquisition of entire private or publicly traded companies. NaPro is also working internally on several classes of compounds and on targeted delivery technology, some of which have promising in vitro and in vivo activity as anti-tumor agents that function by new and novel mechanisms that may increase the likelihood of their success as new chemotherapeutic agents. NaPro is in active discussions with third parties and remains committed to the diversification of its business through the acquisition and development of new products and compounds.

Regarding paclitaxel, NaPro has devoted its efforts to the development and implementation of its propriety extraction, isolation and purification (EIP(TM)) technology and the development of its proprietary semisynthetic method for producing NaPro paclitaxel. To advance the development and commercialization of NaPro paclitaxel, NaPro has entered into 20-year exclusive agreements with Abbott and F.H. Faulding & Co., Ltd. ("Faulding") for the clinical development, sales, marketing and distribution of NaPro paclitaxel.

NaPro continues to incur substantial expense for research and development related to clinical trials, improving manufacturing processes and other development activity. Accordingly, NaPro has incurred significant operating losses, including operating losses of approximately $10.8 million and $13.4 million for the years ended December 31, 1999 and 1998. For the quarter ended March 31, 2000, NaPro recorded an operating loss of $3 million, resulting in an accumulated deficit of $55.7 million. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its biomass procurement, product development and research and develop ment activities. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

Primarily, NaPro's ability to generate sufficient revenue to support its operations depends upon the successful completion of a joint drug development program with Abbott culminating in an application for marketing approval by the U.S. Food and Drug Administration ("FDA"), followed by Abbott's successful marketing of the product. In addition to the NaPro-Abbott drug development program efforts, NaPro is actively searching for other partners to facilitate the marketing of its product in major markets outside the United States.

On July 23, 1999, NaPro and Abbott entered into a collaborative agreement with a term of up to 20 years (the "Abbott Agreement") to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the United States and Canada. Abbott may terminate the Agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro.

NaPro will be responsible for supply of bulk drug and may jointly conduct clinical trials with Abbott. Abbott will be responsible for finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed its paclitaxel-related patents to Abbott. Most primary decisions related to the development program are made by a joint NaPro-Abbott Development Committee.

NaPro has planned with Abbott a drug development program to explore the use of NaPro's patented formulation of paclitaxel using its patented method of administration. NaPro anticipates that information gained in such program will be useful in the filing of a regulatory submission with the FDA for NaPro paclitaxel. The cost of such program is increasing and will be significant.

The compound, paclitaxel, is not patented. Bristol-Myers Squibb Co. ("Bristol") has obtained, however, U.S. patents covering the method of administration upon which its FDA approval was received. A number of companies have filed applications with the FDA for generic paclitaxel based on upon Bristol's initial FDA approval. Anyone obtaining FDA approval for generic paclitaxel will rely upon a method of administration that might infringe the Bristol patents. Bristol has sued those companies that are seeking FDA approval for generic paclitaxel for infringement of its patents. The court before which the action is pending ruled that several key claims of the patents are invalid. The court has approved an expedited appeal of the ruling. NaPro and Abbott are reviewing the effects of the foregoing on their drug development program.

NaPro has received and will, contingent upon successful development of product and achievement of milestones, receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. In 1999, NaPro received $8 million, consisting of an initial $1 million fee, $2 million from the purchase by Abbott of NaPro common stock at $5.00 per share, and a $5 million draw-down on the secured loan. In the March 2000 quarter NaPro drew down $2 million on the secured loan.

Contingent upon NaPro's successful achievement of all development milestones and in addition to the payments received in 1999, NaPro could receive up to $45 million from Abbott consisting of $37 million in development fees and up to $8 million for the purchase of 1.6 million shares of NaPro common stock. In addition, NaPro will have access to up to a total of $20 million under a secured loan arrangement with Abbott, including the 1999 draws of $5 million and March 2000 quarter draws of $2 million. The loan bears a primary interest rate of 6.5% and is due in full on the earlier of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; 2) the termination of the Abbott Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Substantially all of NaPro's hard assets are collateralized as security for the loan.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, NaPro may receive additional milestone payments from Abbott in the range of zero to $57 million. NaPro cannot assure that regulatory approval or sales thresholds will be achieved.

Under terms of the Abbott Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug.

Results of Operations

Quarter ended March 31, 2000 compared to the quarter ended March 31, 1999
-------------------------------------------------------------------------
Sales for the 2000 quarter were $700,000, representing a decrease of $1.3 million from the 1999 quarter. There were no sales to IVAX Corporation ("IVAX") for the 2000 quarter, down $1 million from the 1999 quarter. Sales to IVAX, as a result of the Termination Agreement, ended in the September 1999 quarter. In April 2000 NaPro sold $1.3 million of product. Sales may vary significantly depending on a number of factors, including the potential, if any, for commercial sales in the Abbott territory, the timing and size of any clinical trials, NaPro's obtaining additional strategic partners, changes in demand, the level of inventory carried and changes in approved markets. This variability will continue until stable commercial demand has been established for the product in at least one principal market.

Research, development and cost of product sold expense for the 2000 quarter was $2,100,000, down $700,000 from the 1999 quarter, primarily because of lower cost of product sold relating to the lower sales in 2000.

General and administrative expense for the 2000 quarter was $1.6 million, up $400,000 from the 1999 quarter. The increase is primarily attributable to increases in payroll, regulatory consulting and travel.

There was no license fee income for the 2000 quarter. The income in the 1999 quarter related to a license fee paid by IVAX in conjunction with the Termination Agreement. Under the Termination Agreement, NaPro received the final license fee payment in the September 1999 quarter.

Interest expense for the 2000 quarter was $100,000, a decrease of $100,000 from the 1999 quarter. The decrease is attributable to the absence of accretion of debt issue cost, warrant allocation and conversion rights allocation attributable to the convertible securities.

There was no extraordinary item for the 2000 quarter. The 1999 item was a loss on early extinguishment of debt resulting from the early redemption of a portion of the senior convertible debt.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. As of March 31, 2000, NaPro had a working capital balance of $4.5 million compared to a working capital balance of $2.9 million as of December 31, 1999. NaPro has a $20 million secured borrowing arrangement with Abbott, of which $7 million had been drawn as of March 31, 2000. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its equity securities of approximately $29.5 million, on the exercise of warrants and options of $6.4 million, on net borrowings of $17.7 million, and on loans and advances from its stockholders and strategic partners.

NaPro's existing capital, anticipated 2000 sales, and available borrowing under the Abbott loan are expected to provide adequate capital to fund its necessary operations and capital expenditures in the near future. However, pharmaceutical development is a costly and time consuming process. NaPro is actively pursuing additional partners to assist in the development and marketing of its products, and may seek other forms of long-term financing should such financing become available on acceptable terms. NaPro may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. As a result, NaPro may need to attract substantial amounts of capital. NaPro cannot assure that it will be able to do so.

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

Working Capital and Cash Flow Cash and cash equivalents decreased $300,000 to $1.6 million for the quarter ended March 31, 2000 from $1.9 million at December 31, 1999. During the 2000 quarter net cash used by operations of $2.8 million and used by investment activity of $100,000 was offset by financing activity of $2.5 million. NaPro currently finances working capital requirements on an as-needed basis through draws on the Abbott loan.

Inventory increased $800,000 from December 31, 1999 to $5.4 million at March 31, 2000 because of the timing of shipments. The amount of inventory is dependent on a number of factors, including the shipping requirements of NaPro's strategic partners, NaPro's production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures NaPro expended $100,000 during the first quarter of 2000 for capital projects. These expenditures primarily included plantation cost and laboratory equipment.

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

     the ability to maintain trade secrets;

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

     the decision-making processes of regulatory agencies;

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

This information is incorporated by reference to the December 31, 1999 Form 10-K. There have been no material changes in market risk subsequent to such disclosure.

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

Bristol has lodged a Notice of Appeal dated November 1998 from the High Court decision. Oral arguments on the appeal were heard in April, 2000. It is NaPro's belief that this appeal will be decided sometime during 2000. In view of the minimal activity, if any, by NaPro in the United Kingdom, NaPro believes that the risk of an award of substantial damages against NaPro, in the event of an unfavorable Court of Appeal ruling, to be low. In addition, BNP is required to indemnify NaPro for any damages (not including payment of attorneys' fees) suffered as a result of this legal action. However, litigation is an uncertain process, and an adverse result of the appeal could have a material adverse effect on NaPro.

Item 2.  Changes in Securities

On December 8, 1997, NaPro closed a private placement of 5,000 shares of Series C Senior Convertible Preferred Stock (the "C Preferred") for an aggregate issuance price of $5 million. NaPro also issued 175,000 common stock warrants as part of this transaction. On February 16 and February 17, 2000, NaPro issued 170,000 shares of common stock upon exercise of warrants. As an issuance to a single sophisticated investor not involving any public offering, the issuance of common stock upon exercise of common stock warrants was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

On February 17, 2000 and March 2, 2000, NaPro issued 5,000 and 6,000 shares of common stock, respectively, upon exercise of stock options by former directors. As issuances to accredited investors not involving any public offering, the issuances were exempt under Section 4(2) of the Securities Act and Regulation D thereunder. These issuances upon the exercise of compensatory stock options granted before NaPro was a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were also exempt under Rule 701 under the Securities Act.

Item 3.       Defaults upon Senior Securities.     None.


Item 4.       Submission of Matters to a Vote of Securities Holders.  None


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

                                   NaPro BioTherapeutics, Inc.

May 12, 2000                       /s/ Leonard P. Shaykin
                                   Leonard P. Shaykin
                                   Chairman of the Board
                                   Chief Executive Officer


May 12, 2000                       /s/ Gordon H. Link, Jr.
                                   Gordon H. Link, Jr.
                                   Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)



May 12, 2000                       /s/ Robert L. Poley
                                   Robert L. Poley
                                   Controller
                                   (Principal Accounting Officer)