Form 10-Q
period 2000-06-30
NAPRO BIOTHERAPEUTICS INC
filed 2000-08-14
CIK 891504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                           Quarter ended June 30, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2000:

Common Stock, $.0075 par value                               24,056,404
Non-voting Common Stock, $.0075 par value                       395,000


Total number of pages in document--18



                                            NaPro BioTherapeutics, Inc.

                                                 Table of Contents

                                                                                                               Page

Part I   Financial Information

         Consolidated Financial Statements
              Balance Sheet                                                                                       3

              Statement of Operations                                                                             5

              Cash Flow Statement                                                                                 6

              Notes to Consolidated Financial Statements                                                          8

         Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

         Quantitative and Qualitative Disclosures about Market Risk                                              15


Part II  Other Information

         Legal Proceedings                                                                                       16

         Changes in Securities                                                                                   16

         Defaults Upon Senior Securities                                                                         16

         Submission of Matters to a Vote of Security Holders                                                     16

         Other Information                                                                                       16

         Exhibits and Reports on Form 8-K                                                                        16


Signatures                                                                                                       18

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

                           NaPro BioTherapeutics, Inc.
                                  Balance Sheet
                                     Assets

                                                                                   June 30,             December 31,
                                                                                     2000                   1999
                                                                                    ------                  ----
                                                                               (unaudited)


Current assets:
         Cash and cash equivalents                                                $  6,068,000            $  1,937,000
         Accounts receivable                                                         3,295,000               1,416,000
         Inventory                                                                   3,012,000               2,188,000
         Prepaid expense and other                                                     886,000                 153,000
                                                                                 -------------          -------------
Total current assets                                                                13,261,000               5,694,000

Property and equipment, net                                                          8,410,000              10,693,000
Inventory                                                                            2,098,000               2,454,000
Other assets                                                                           312,000                 416,000
                                                                                 -------------          --------------
Total assets                                                                       $24,081,000             $19,257,000
                                                                                   ===========             ===========




















                             See accompanying notes



                           NaPro BioTherapeutics, Inc.
                                  Balance Sheet
                      Liabilities and Stockholders' Equity

                                                                                  June 30,            December 31,
                                                                                    2000                  1999
                                                                                   ------                -----
                                                                                 (unaudited)
Current liabilities:
         Accounts payable                                                          $   2,254,000         $   2,174,000
         Accrued payroll and payroll taxes                                             1,569,000               557,000
         Notes payable--current portion                                                  253,000                48,000
                                                                                 ---------------       ---------------
Total current liabilities                                                              4,076,000             2,779,000

Notes payable--long term                                                              11,578,000             4,723,000
                                                                                   -------------         -------------

Total liabilities                                                                     15,654,000             7,502,000

Minority interest                                                                        622,000               622,000

Stockholders' equity Preferred stock, $.001 par value:

         Authorized shares--2,000,000
         Issued--none                                                                        ---                   ---
     Non-voting common stock, convertible on disposition
         into voting common stock, $.0075 par value:
         Authorized shares--1,000,000
         Issued and outstanding shares--395,000                                            3,000                 3,000
     Common stock, $.0075 par value:
         30,000,000 authorized
         24,448,455 shares issued in 2000 (unaudited),
         and 23,482,671 in 1999                                                          183,000               176,000
     Additional paid-in capital                                                       70,265,000            65,358,000
     Deficit                                                                         (61,304,000)          (52,620,000)
     Treasury stock--405,885 shares in 2000 (unaudited)
         and 539,867 shares in 1999                                                   (1,342,000)           (1,784,000)
                                                                                   -------------          ------------
Total stockholders' equity                                                             7,805,000            11,133,000
                                                                                   -------------          ------------
Total liabilities and stockholders' equity                                         $  24,081,000          $ 19,257,000
                                                                                   =============          ============








                             See accompanying notes



                           NaPro BioTherapeutics, Inc.

                             Statement of Operations
                                   (Unaudited)


                                                           Quarter Ended                       Six Months Ended
                                                             June 30,                              June 30,
                                                      2000               1999               2000               1999
                                                     ------             ------             ------             -----

Sales                                                $  3,298,000       $  1,950,000       $  4,031,000       $  3,987,000

Expense:
         Research, development and
            cost of products sold                       4,510,000          2,882,000          6,626,000          5,693,000
         General and administrative                     2,063,000          1,241,000          3,637,000          2,455,000
         (Gain) loss on retirement
            of assets                                   2,245,000             (1,000)         2,245,000              7,000
                                                    -------------      -------------      -------------      -------------
                                                        8,818,000          4,122,000         12,508,000          8,155,000
                                                    -------------      -------------      -------------      -------------
Operating loss                                         (5,520,000)        (2,172,000)        (8,477,000)        (4,168,000)

License fee                                                   ---            680,000                ---          1,020,000
Interest income                                            37,000             44,000             66,000            119,000
Interest expense                                        (162,000)          (142,000)          (273,000)          (318,000)
                                                    -------------      -------------      -------------      -------------
Loss before extraordinary
     item                                             (5,645,000)        (1,590,000)        (8,684,000)        (3,347,000)
Extraordinary item--loss on early
     extinguishment of debt                              ---                ---                ---               (182,000)
                                                    -------------      -------------       -------------      -------------
Net loss                                             $(5,645,000)       $(1,590,000)       $(8,684,000)       $(3,529,000)
                                                    =============      =============       =============      =============

Basic and diluted loss per share
         Loss before extraordinary
           item                                      $     (0.24)       $     (0.09)       $     (0.37)       $     (0.19)
         Extraordinary item--loss on
           early extinguishment of debt                  ---                ---                ---                  (0.01)
                                                    -------------      -------------      -------------      -------------

         Net loss                                    $     (0.24)       $     (0.09)       $     (0.37)       $     (0.20)
                                                    =============      =============       =============      =============

Weighted average shares outstanding                   23,362,717         19,239,884         23,221,204         18,456,012
                                                    =============      =============       =============      =============










                             See accompanying notes.




                           NaPro BioTherapeutics, Inc.

                               Cash Flow Statement
                                   (Unaudited)



                                                                                          Six Months Ended
                                                                                              June 30,

                                                                                      2000                    1999
                                                                                     ------                  ------
Operating activity

Net loss                                                                             $ (8,684,000)          $(3,529,000)
Adjustments to reconcile net loss to net cash
         provided (used) by operating activity:
         Depreciation                                                                     745,000               783,000
         Accretion of debt issue cost, warrant allocation
              and conversion rights allocation                                             20,000               188,000
         Retirement contributions paid with common stock                                  444,000               235,000
         Interest expense paid with common stock                                              ---                17,000
         Loss on retirement of assets                                                   2,245,000                 7,000
         Loss on early extinguishment of debt                                                 ---                28,000
         Changes in operating assets and liabilities:
              Accounts receivable                                                      (1,879,000)             (836,000)
              Inventory                                                                   (97,000)              389,000
              Prepaid expense and other assets                                           (198,000)              333,000
              Accounts payable                                                             80,000               (28,000)
              Accrued liabilities                                                       1,012,000                83,000
              Deferred revenue                                                            ---                (2,242,000)
                                                                                     -------------         -------------
Net cash used by operating activity                                                    (6,312,000)           (4,572,000)
Investing activity

         Transfer of restricted cash                                                       ---                1,020,000
         Additions to property and equipment                                           (1,079,000)             (265,000)
         Proceeds from the sale of property and equipment                                   1,000                14,000
                                                                                     -------------         -------------
Net cash provided (used) by investing activity                                         (1,078,000)              769,000
Financing activity

         Proceeds from notes payable                                                    7,162,000               208,000
         Preferred stock dividend                                                          ---                  (84,000)
         Payments of notes payable                                                       (122,000)           (1,179,000)
         Proceeds from the sale of common stock, and exercise
               of common stock options and warrants                                     4,481,000               ---
                                                                                     -------------         -------------
Net cash provided (used) by financing activity                                         11,521,000            (1,055,000)
                                                                                     -------------         -------------
Net increase (decrease) in cash and cash equivalents                                    4,131,000            (4,858,000)
Cash and cash equivalents at beginning of period                                        1,937,000             7,244,000
                                                                                    -------------         -------------
Cash and cash equivalents at end of period                                            $ 6,068,000           $ 2,386,000
                                                                                    =============         =============



                             See accompanying notes.



                           NaPro BioTherapeutics, Inc.

                         Cash Flow Statement (continued)
                                   (Unaudited)



                                                                                             Six Months Ended
                                                                                                 June 30,

                                                                                              2000              1999
                                                                                              ----              ----
Supplemental schedule of activity

Interest paid                                                                              $  273,000       $   173,000

Noncash transactions:
         Conversion of senior convertible debt to
               common stock                                                                       ---         3,668,000
         Conversion of convertible preferred shares to
               common stock                                                                       ---         1,056,000
         Accretion of convertible preferred stock conversion
               rights valuation, offering cost and warrant valuation                                             76,000
         Issuance of common stock as payment of dividends                                                         5,000
         Issuance of common stock to prepay retirement
               plan contributions                                                             431,000           899,000
         Depletion of plantation cost to inventory                                            371,000               ---






















                             See accompanying notes.

                           NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

2.       Inventory                                                    June 30,                December 31,
                                                                        2000                     1999
                                                                    -----------               ------------
         Raw materials                                               $   192,000               $   129,000
         Work-in-process                                               1,208,000                   481,000
         Finished goods                                                1,612,000                 1,578,000
                                                                     -----------                ----------
                                                                      $3,012,000                $2,188,000
                                                                      ==========                ==========

         Non-current inventory

         Raw materials                                                $2,098,000                $1,562,000
         Work-in-process                                                ---                        892,000
                                                                 ---------------               -----------
                                                                      $2,098,000                $2,454,000

                                                                     ==========                ==========

3.       Common Stock

In the June 2000 quarter NaPro issued 711,111 shares of common stock to Abbott Laboratories for $4 million in cash upon achievement of the first milestone under NaPro's agreement with Abbott.

4.       Loss on Retirement of Assets

In 1996 NaPro initiated the construction of expanded manufacturing facilities in Boulder, Colorado. NaPro suspended such construction in 1998. Due to the signing of the agreement with Abbott and other reasons, NaPro has restarted such construction. Because of manufacturing improvements and design changes, certain cost incurred in the earlier construction which had been recorded in fixed assets as construction-in-progress no longer has utility in the current improvements. Accordingly, in the June 2000 quarter NaPro expensed $2.2 million of such cost.

5.       Earnings per Share

The following table sets forth the computation of basic and diluted net loss per share. In calculating diluted net loss per share, the impact of shares other than basic shares is antidilutive, and thus not included in the calculation.


                                                               Quarter Ended                     Six Months Ended
                                                                 June 30,                            June 30,
                                                            2000              1999              2000              1999

Numerator:
   Net loss                                              $(5,645,000)      $(1,590,000)      $(8,684,000)      $(3,529,000)
   Preferred stock dividends                                 ---               (78,000)          ---              (165,000)
                                                         ------------      ------------      ------------      ------------
   Numerator for loss per share - loss
       attributable to common stockholders               $(5,645,000)      $(1,668,000)      $(8,684,000)      $(3,694,000)
                                                         ============      ============      ============      ============

Denominator:
   Denominator for loss per share -
       weighted average shares                            23,362,717        19,239,884        23,221,204        18.456.012
                                                         ------------      ------------      ------------      ------------
Basic and diluted net loss per share                     $     (0.24)   $        (0.09)   $        (0.37)    $       (0.20)
                                                         ============      ============      ============      ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that NaPro's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in NaPro's Annual Report on Form 10-K for the year ended December 31, 1999.

General

NaPro is a natural product pharmaceutical company focused primarily on the development, manufacture and commercialization of cancer chemotherapeutic agents and related technologies. Natural product substances are a potential source of new prototype anti-cancer agents, especially compounds which exert their anti-cancer activity by novel mechanisms of action. NaPro's lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew (Taxus) trees. In addition to its efforts with paclitaxel, NaPro is actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, either derived from natural products or otherwise. Such evaluations may involve individual molecules, classes of compounds or platform technologies, both in the cancer field and otherwise, which could involve the acquisition of entire private or publicly traded companies. NaPro is also working internally on several classes of compounds and on targeted delivery technology, some of which have in vitro and in vivo activity as anti-tumor agents that function by new and novel mechanisms that may increase the likelihood of their success as new chemotherapeutic agents. NaPro is in active discussions with third parties and remains committed to the diversification of its business through the acquisition and development of new products and compounds.

Regarding paclitaxel, NaPro has devoted its efforts to the development and implementation of its propriety extraction, isolation and purification (EIP(TM)) technology and the development of its proprietary semisynthetic method for producing NaPro paclitaxel. To advance the development and commercialization of NaPro paclitaxel, NaPro has entered into 20-year exclusive agreements with Abbott Laboratories and F.H. Faulding & Co., Ltd. for the clinical development, sales, marketing and distribution of NaPro paclitaxel. The Abbott territory includes the U.S. and Canada. The Faulding territory includes Latin America, Asia, South Africa and much of the Middle East. NaPro continues to seek partners for Europe and Japan.

NaPro continues to incur substantial expense for research and development related to clinical trials, improving manufacturing processes and other development activity. Accordingly, NaPro has incurred significant operating losses, including operating losses of approximately $10.8 million and $13.4 million for the years ended December 31, 1999 and 1998, respectively. For the quarter ended June 30, 2000, NaPro recorded an operating loss of $5.5 million, resulting in an accumulated deficit of $61.3 million. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its clinical trial activity, biomass procurement, product development and other research and development activity. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

NaPro's ability to generate sufficient revenue to support its operations depends primarily upon the successful completion of a joint drug development program with Abbott culminating in an application for marketing approval by the U.S. Food and Drug Administration, followed by Abbott's successful marketing of the product. In addition to the NaPro-Abbott drug development program efforts, NaPro is actively searching for other partners to facilitate the marketing of its paclitaxel in major markets outside the United States.

On July 23, 1999, NaPro and Abbott entered into a collaborative agreement with a term of up to 20 years to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the United States and Canada. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro.

NaPro is responsible for supply of bulk drug and is jointly conducting a paclitaxel development program with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the drug product. NaPro has licensed its paclitaxel-related patents to Abbott. Most primary decisions related to the development program are made by a joint NaPro-Abbott Development Committee. NaPro has planned with Abbott to explore the use of NaPro's patented formulation of paclitaxel using its patented method of administration. NaPro anticipates that information gained in such program will be useful in the filing of a regulatory submission with the FDA for NaPro paclitaxel. The cost of such program will be significant.

In June 2000, in connection with achieving its first milestone payment under the Abbott agreement, NaPro received a $4 million payment from Abbott in the form of cash for 711,111 shares of common stock at $5.625 per share. It is NaPro's practice not to disclose events that trigger milestone payments under the Abbott agreement. This agreement has been amended to expand the scope of the relationship between the two companies and to, among other things, provide increased flexibility to deal with the development and marketing of paclitaxel in the United States.

The compound, paclitaxel, is not patented. Bristol-Myers Squibb Co. has obtained, however, U.S. patents covering the method of administration upon which its FDA approval was received. A number of companies have filed applications with the FDA for generic paclitaxel based on upon Bristol's initial FDA approval. Anyone obtaining FDA approval for generic paclitaxel will rely upon a method of administration that might infringe the Bristol patents. Bristol has sued those companies that are seeking

FDA approval for generic paclitaxel for infringement of its patents. The court before which the action is pending ruled that several key claims of the patents are invalid. The court has approved an expedited appeal of the ruling. NaPro and Abbott are reviewing the effects of the foregoing on their drug development program.

NaPro has received and will, contingent upon successful development of product and achievement of milestones, receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. In 1999, NaPro received $8 million, consisting of an initial $1 million fee, $2 million from the purchase by Abbott of NaPro common stock at $5.00 per share, and a $5 million draw-down on the secured loan. In the six months ended June 2000 NaPro drew down $6.7 million on the secured loan and received $4 million for the issuance of 711,111 shares of common stock.

Contingent upon NaPro's successful achievement of all development milestones and including payments received to date, NaPro could receive up to $45 million from Abbott consisting of $34 million in development fees and up to $11 million for the purchase of 2 million shares of NaPro common stock. In addition, NaPro has access to up to a total of $20 million under a secured loan arrangement with Abbott, including the draws received to date. The loan bears a primary interest rate of 6.5% and is due in full on the earlier of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; 2) the termination of the Abbott Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Substantially all of NaPro's hard assets serve as security for the loan.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, NaPro may receive additional milestone payments from Abbott in the range of zero to $57 million. NaPro cannot assure that regulatory approval or sales thresholds will be achieved.

Under terms of the Abbott Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, if ever, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug.

On June 5, 2000, NaPro expanded its development and marketing relationship for paclitaxel with Faulding to include all of Latin America, South Africa and certain additional territories in southeast Asia and the Middle East, increasing the Faulding territory to more than 70 countries. Faulding has received marketing approval in more than 20 countries and is selling in a number of countries where regulatory authorities permit sales prior to final regulatory approval. NaPro sales to Faulding increased to $3.9 million in the six months ended June 2000 from $2.2 million in the six months ended June 1999.

Results of Operations

Quarter ended June 30, 2000, compared to the quarter ended June 30, 1999 Sales for the 2000 quarter were $3.3 million, an increase of $1.3 million from the 1999 quarter. The increase related primarily to an increase in product shipments to Faulding. While shipments to Faulding have increased for the year, NaPro cannot be assured of an increased level of sales for future years. Shipments to strategic partners may vary significantly on a quarter-to-quarter basis depending on a number of factors including the level of sales to the customers of the strategic partners, changes in approved markets, and the level of inventory carried by the strategic partners. This quarter-to-quarter variability will continue until stable commercial demand has been established for the product in a major market.

Research and development and cost of products sold expense for the 2000 quarter was $4.5 million, an increase of $1.6 million from the 1999 quarter. The increase resulted primarily from increased clinical trial expense and an increase in the level of cost of product sold because of higher sales volume, partially offset by production efficiencies.

General and administrative expense for the 2000 quarter was $2.1 million, an increase of $800,000 from the 1999 quarter. The increase was primarily attributable to increased payroll cost.

Loss on retirement of assets for the 2000 quarter was $2.2 million. There was no comparable expense in the 1999 quarter. In 1996 NaPro initiated the construction of expanded manufacturing facilities in Boulder, Colorado. NaPro suspended such construction in 1998. Due to the signing of the agreement with Abbott and other reasons, NaPro has restarted such construction. Because of manufacturing improvements and design changes, certain cost incurred in the earlier construction that had been recorded in fixed assets as construction-in-progress no longer has utility in the current improvements. Accordingly, in the June 2000 quarter NaPro expensed $2.2 million of such cost.

In the 1999 quarter NaPro earned $700,000 of license fee income. NaPro had no comparable income in the 2000 quarter. This income related to a one-time license fee paid by IVAX Corporation in conjunction with the 1998 termination of NaPro's commercialization agreement with IVAX. The license fee income earned from the termination was completed in 1999.

Six months ended June 30, 2000, compared to the six months ended June 30, 1999 Sales for the 2000 period were $4 million, up slightly from the 1999 period. Increased product sales to Faulding in 2000 were offset by the elimination of sales to IVAX.

Research and development and cost of products sold expense for the 2000 period was $6.6 million, an increase of $900,000 from the 1999 period. The increase resulted primarily from increased clinical trial expense.

General and administrative expense for the 2000 period was $3.6 million, an increase of $1.2 million from the 1999 period. The increase was primarily attributable to increased payroll expense.

In the 1999 period NaPro earned $1 million of license fee income. NaPro had no comparable income in the 2000 period. This income related to a license fee paid by IVAX in conjunction with the termination of NaPro's commercialization agreement with IVAX.

The extraordinary item for the 1999 period was $200,000. There was no similar amount in the 2000 period. This item was a loss on early extinguishment of debt resulting from the early redemption of a portion of NaPro's senior convertible debt.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. As of June 30, 2000, NaPro had a working capital balance of $9.2 million compared to a working capital balance of $2.9 million as of December 31, 1999. NaPro has a $20 million secured borrowing arrangement with Abbott, of which $11.7 million was outstanding as of June 30, 2000. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its securities of approximately $43.6 million, on the exercise of warrants and options of $6.4 million and on net borrowings of $11.8 million.

On July 23, 1999, NaPro entered into the Abbott Agreement, which is expected to be a significant ongoing capital source. See Management's Discussion and Analysis - General.

NaPro's existing capital, anticipated 2000 sales, and available borrowing under the Abbott loan are expected to provide adequate capital to fund its necessary operations and capital expenditures in the near future. However, pharmaceutical development is a costly and time consuming process. NaPro is actively pursuing additional partners to assist in the development and marketing of its products, may seek other forms of long-term financing should such financing become available on acceptable terms and may issue additional equity. NaPro may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. As a result, NaPro may need to attract substantial amounts of capital. NaPro cannot assure that it will be able to do so.

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

In December 1997, NaPro privately placed 5,000 shares of Series C Senior Convertible Preferred Stock for an aggregate issuance price of $5 million. The C Preferred accrued dividends at 5% per year payable in common stock or cash at NaPro's option. In 1999, NaPro issued 1,299,085 shares of common stock in conversion of the C Preferred and 6,761 shares of common stock in payment of dividends on the C Preferred. By September 1999, all of the C Preferred had been redeemed or converted into common stock. NaPro exercised its option to redeem $2 million of the C Preferred at 140% of the outstanding principal and accrued dividends and interest in August 1999.

Working Capital and Cash Flow Cash and cash equivalents increased $4.1 million to $6.1 million for the six months ended June 30, 2000 from $1.9 million at December 31, 1999. During the 2000 period net cash used by operations of $6.3 million and by investment activity of $1.1 million was offset by financing activity of $11.5 million. NaPro currently finances working capital requirements on an as-needed basis through draws on the Abbott loan.

Inventory increased $500,000 from December 31, 1999 to $5.1 million at June 30, 2000. The amount of inventory is dependent on a number of factors, including the shipping requirements of NaPro's strategic partners, NaPro's production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures NaPro expended $1.1 million during the 2000 six month period for capital projects. These expenditures primarily included expansion of NaPro's manufacturing facilities, plantation cost and laboratory equipment. NaPro anticipates additional expenditures in the near term, particularly for expansion of manufacturing facilities.

The amount and timing of future capital expenditures will depend upon a number of factors, including the cost of manufacturing scale-up for paclitaxel; the cost of development of new products; the cost of manufacturing resources for new products; the nature of NaPro's relationship with its strategic partners; the establishment of additional strategic relationships; the progress of NaPro's research and development programs; the magnitude and scope of these activities; the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights; competing technological and marketing developments; and changes in or terminations of existing strategic relationships. NaPro may seek additional long-term financing to fund capital expenditures should such financing become available on terms acceptable to NaPro.

Special Note Regarding Forward-looking Statements

Certain statements in this report constitute "forward-looking statements." In addition, NaPro or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things:

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

         technological advances in cancer treatment and drug development that may obsolesce paclitaxel;

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

         the ability to hire skilled personnel to perform research and development and to run NaPro's manufacturing operations;

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

         NaPro's limited relevant operating history upon which an evaluation of its prospects can be made;

         the effect on NaPro's revenue, cash flow and earnings from foreign exchange rate fluctuations;

         and other factors referenced in this report.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in market risk subsequent to the market risk disclosure in the December 31, 1999 Form 10-K.

                           Part II--Other Information

Item 1.  Legal Proceedings

On May 14, 1997, Bristol was issued a European patent relating to certain methods of treatment with paclitaxel. On the same day, NaPro instituted revocation proceedings in the United Kingdom against this European Patent as issued in the U.K. and a separate but related British Patent also owned by Bristol.

The revocation action was not in response to any lawsuit or allegations of infringement against NaPro relating to the patents, but Bristol subsequently sued NaPro and Baker Norton Pharmaceuticals, Inc., a subsidiary of IVAX, in the United Kingdom, alleging patent infringement with respect to clinical trials carried out in the United Kingdom involving paclitaxel. NaPro and Baker-Norton counter-claimed to revoke the patent as invalid. The outcome of the trial of that action, concerning EP (UK) Patent Number 0,584,001 (the "Bristol Patent") (GB Patent Number 2,269,319 was surrendered by Bristol), was a judgment rendered by the English High Court on October 1, 1998. The judge held that the Bristol Patent was invalid on the basis of lack of novelty and obviousness.

Bristol has lodged a Notice of Appeal dated November 1998 from the High Court decision. Oral arguments on the appeal were heard in April, 2000, and on May 23, 2000 the Court of Appeal dismissed Bristol's appeal, upholding the lower court's decision that the patent is invalid. The decision of the Court of Appeal is subject to possible review by the House of Lords. In view of the minimal activity, if any, by NaPro in the United Kingdom, NaPro believes that the risk of an award of substantial damages against NaPro, in the event of an unfavorable House of Lords ruling, to be low. In addition, Baker-Norton is required to indemnify NaPro for any damages (not including payment of attorneys' fees) suffered as a result of this legal action. However, litigation is an uncertain process, and an adverse result of the appeal could have a material adverse effect on NaPro.

Item 2.  Changes in Securities

In June 2000 NaPro issued 711,111 shares of common stock. See Note 3 to the financial statements, above. As an issuance to an accredited investor not involving any public offering, the issuance was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

Item 3.  Defaults upon Senior Securities.     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

Current reports on Form 8-K:  None.

Exhibit

Number   Description of Exhibit

10.1+ Second Amended and Restated Master Agreement dated June 5, 2000 between NaPro and Faulding.

10.2+ Amendment to Development, License and Supply Agreement dated June 23, 2000 between NaPro and Abbott.

10.3+ Amendment to Stock Purchase Agreement dated June 23, 2000 between NaPro and Abbott.

27.1     Financial Data Schedule.
----------------
+  Portions have been omitted pursuant to a request for confidential treatment.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.

                                   NaPro BioTherapeutics, Inc.


August 11, 2000                    /s/ Leonard P. Shaykin
                                   Leonard P. Shaykin
                                   Chairman of the Board of Directors
                                   Chief Executive Officer
                                   (Principal Executive Officer)


August 11, 2000                    /s/ Gordon Link
                                   Gordon Link
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


August 11, 2000                    /s/ Robert L. Poley
                                   Robert L. Poley
                                   Controller
                                   (Principal Accounting Officer)