Form 10-Q
period 2000-09-30
NAPRO BIOTHERAPEUTICS INC
filed 2000-11-13
CIK 891504

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                        Quarter ended September 30, 2000


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

The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000:

Common Stock, $.0075 par value                               24,203,189
Non-voting Common Stock, $.0075 par value                       395,000


Total number of pages in document--20


                                            NaPro BioTherapeutics, Inc.

                                                 Table of Contents

                                                                                                               Page
Part I        Financial Information

         Consolidated Financial Statements

              Balance Sheet                                                                                       3

              Statement of Operations                                                                             5

              Cash Flow Statement                                                                                 6

              Notes to Consolidated Financial Statements                                                          8

         Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

         Quantitative and Qualitative Disclosures about Market Risk                                              15


Part II       Other Information

         Legal Proceedings                                                                                       16

         Changes in Securities                                                                                   16

         Defaults Upon Senior Securities                                                                         16

         Submission of Matters to a Vote of Security Holders                                                     16

         Other Information                                                                                       17

         Exhibits and Reports on Form 8-K                                                                        17


Signatures                                                                                                       18

                                           Part I. Financial Information

Item 1.       Consolidated Financial Statements


                                            NaPro BioTherapeutics, Inc.
                                                   Balance Sheet
                                                      Assets




                                                                             September 30,           December 31,
                                                                                  2000                   1999
                                                                                 ------                  ----
                                                                              (unaudited)


Current assets:
         Cash and cash equivalents                                                $  4,918,000            $  1,937,000
         Accounts receivable                                                         2,341,000               1,416,000
         Inventory:
              Raw materials                                                          1,027,000                 129,000
              Work-in-process                                                          960,000                 481,000
              Finished goods                                                         1,440,000               1,578,000
                                                                                 -------------          --------------
                                                                                     3,427,000               2,188,000
         Prepaid expense and other                                                     432,000                 153,000
                                                                                --------------          --------------
Total current assets                                                                11,118,000               5,694,000

Property and equipment, net                                                          9,423,000              10,693,000
Inventory:
         Raw materials                                                               1,327,000               1,562,000
         Work-in-process                                                               ---                     892,000
                                                                            ------------------          --------------
                                                                                     1,327,000               2,454,000
Other assets                                                                           252,000                 416,000
                                                                                --------------          --------------
Total assets                                                                       $22,120,000             $19,257,000
                                                                                   ===========             ===========














                                              See accompanying notes.



                                            NaPro BioTherapeutics, Inc.
                                                   Balance Sheet
                                       Liabilities and Stockholders' Equity


                                                                                September 30,         December 31,
                                                                                    2000                  1999
                                                                                   ------                -----
                                                                                 (unaudited)


Current liabilities:
         Accounts payable                                                            $ 1,943,000          $  2,174,000
         Accrued payroll and payroll taxes                                               943,000               557,000
         Notes payable--current portion                                                  203,000                48,000
                                                                                    ------------         -------------
Total current liabilities                                                              3,089,000             2,779,000

Notes payable--long term                                                              13,968,000             4,723,000
                                                                                    ------------         ------------

Total liabilities                                                                     17,057,000             7,502,000

Minority interest                                                                        622,000               622,000

Stockholders' equity Preferred stock, $.001 par value:
         Authorized shares--2,000,000
         Issued--none                                                                        ---                   ---
     Non-voting common stock, convertible on disposition
         into voting common stock, $.0075 par value:
         Authorized shares--1,000,000
         Issued and outstanding shares--395,000                                            3,000                 3,000
     Common stock, $.0075 par value:
         45,000,000 and 30,000,000 authorized at September 30, 2000 (unaudited)
         and December 31, 1999, respectively 24,471,225 shares issued in 2000
         (unaudited),
         and 23,482,671 in 1999                                                          184,000               176,000
     Additional paid-in capital                                                       70,312,000            65,358,000
     Deficit                                                                         (64,716,000)          (52,620,000)
     Treasury stock--405,885 shares in 2000 (unaudited),
         and 539,867 shares in 1999                                                   (1,342,000)           (1,784,000)
                                                                                    ------------         -------------
Total stockholders' equity                                                             4,441,000            11,133,000
                                                                                    ------------         ------------
Total liabilities and stockholders' equity                                           $22,120,000          $ 19,257,000
                                                                                    ============         =============








                                              See accompanying notes.


                                            NaPro BioTherapeutics, Inc.

                                              Statement of Operations
                                                    (Unaudited)


                                                           Quarter Ended                       Nine Months Ended
                                                           September 30,                         September 30,
                                                      2000               1999               2000                1999
                                                     ------             ------             ------              -----

Sales                                                 $ 2,343,000        $ 2,181,000        $  6,374,000        $ 6,168,000

Expense:
         Research, development and
            cost of products sold                       3,571,000          3,479,000          10,197,000          9,172,000
         General and administrative                     2,072,000          1,974,000           5,709,000          4,436,000
         Loss on retirement of assets                    ---                ---                2,245,000            ---
                                                     ------------       ------------        ------------       ------------
                                                        5,643,000          5,453,000          18,151,000         13,608,000
                                                     ------------       ------------        ------------       -----------
Operating loss                                         (3,300,000)        (3,272,000)        (11,777,000)        (7,440,000)

License fee                                                   ---          1,300,000                 ---          2,320,000
Interest income                                           104,000            136,000             170,000            255,000
Interest expense                                         (216,000)          (216,000)           (489,000)          (534,000)
                                                     ------------       ------------        ------------       ------------
Loss before extraordinary
     item                                              (3,412,000)        (2,052,000)        (12,096,000)        (5,399,000)
Extraordinary item--loss on early
     extinguishment of debt                              ---                ---                 ---                (182,000)
                                                     ------------       ------------        ------------       ------------
Net loss                                              $(3,412,000)       $(2,052,000)       $(12,096,000)      $ (5,581,000)
                                                     ============       ============        ============       ============

Net loss attributed to common
     shareholders                                     $(3,412,000)       $(3,093,000)       $(12,096,000)      $ (6,787,000)
                                                     ============       ============        ============       ============

Basic and diluted loss per share
         Loss before extraordinary
           item                                       $    (0.14)        $    (0.14)        $     (0.51)        $    (0.33)
         Extraordinary item--loss on
           early extinguishment of debt                  ---                ---                 ---
                                                     ------------       ------------        ------------
                                                                                                                     (0.01)
         Net loss                                     $    (0.14)        $    (0.14)        $     (0.51)             (0.34)
                                                     ============       ============        ============       ============

Weighted average shares outstanding                    24,059,704         22,307,471          23,502,744         19,753,939
                                                     ============       ============        ============       ============









                                              See accompanying notes.



                                            NaPro BioTherapeutics, Inc.

                                                Cash Flow Statement
                                                    (Unaudited)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     2000                  1999
                                                                                    ------                -----
Operating activity
Net loss                                                                           $  (12,096,000)          $(5,581,000)
Adjustments to reconcile net loss to net cash
         used by operating activity:
         Depreciation                                                                   1,167,000             1,174,000
         Accretion of debt issue cost, warrant allocation
              and conversion rights allocation                                             30,000               395,000
         Compensation paid with common stock, options
              and warrants                                                                667,000             1,040,000
         Interest expense paid with common stock                                              ---                27,000
         Loss on retirement of assets                                                   2,245,000                   ---
         Loss on early extinguishment of debt                                                 ---                35,000
         Changes in operating assets and liabilities:
              Accounts receivable                                                       (925,000)            (1,084,000)
              Inventory                                                                   259,000                81,000
              Prepaid expense and other assets                                            100,000               117,000
              Accounts payable                                                           (231,000)               89,000
              Accrued liabilities                                                         386,000               163,000
              Deferred revenue                                                           ---                (2,910,000)
                                                                                   --------------           -----------
Net cash used by operating activity                                                    (8,398,000)           (6,454,000)
Investing activity
         Transfer of restricted cash                                                          ---             1,320,000
         Additions to property and equipment                                           (2,514,000)             (435,000)
         Proceeds from the sale of property and equipment                                   1,000                14,000
                                                                                   --------------           -----------
Net cash provided (used) by investing activity                                         (2,513,000)              899,000
Financing activity
         Proceeds from notes payable                                                    9,563,000             3,208,000
         Debt issue cost                                                                      ---              (294,000)
         Payments of notes payable                                                       (193,000)           (1,232,000)
         Preferred stock dividend                                                             ---               (98,000)
         Redemption of preferred stock                                                        ---            (2,805,000)
         Proceeds from the sale of common stock, and exercise
               of common stock options and warrants                                     4,522,000             2,083,000
         Issue cost of common stock                                                      ---                   (294,000)
                                                                                   --------------           -----------
Net cash provided by financing activity                                                13,892,000               568,000
                                                                                   --------------           -----------
Net increase (decrease) in cash and cash equivalents                                    2,981,000            (4,987,000)
Cash and cash equivalents at beginning of period                                        1,937,000             7,244,000
                                                                                   --------------           -----------
Cash and cash equivalents at end of period                                         $   4,918,000            $ 2,257,000
                                                                                   ==============           ===========

                                              See accompanying notes.

                                            NaPro BioTherapeutics, Inc.

                                          Cash Flow Statement (continued)
                                                    (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          2000              1999
                                                                                          ----              ----
Supplemental schedule of activity
Interest paid                                                                              $  290,000        $  151,000

Noncash transactions:
         Conversion of senior convertible debt to
               common stock                                                                       ---         4,958,000
         Conversion of convertible preferred shares to
               common stock                                                                       ---         2,103,000
         Accretion of convertible preferred stock conversion
               rights valuation, offering cost and warrant valuation                              ---           298,000
         Issuance of common stock as payment of dividends                                         ---            11,000
         Cashless exercise of warrants                                                            ---            62,000
         Issuance of common stock to prepay retirement
               plan contributions                                                             215,000           479,000
         Depletion of plantation cost to inventory                                            371,000               ---















                             See accompanying notes.

                           NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

2.       Loss on Retirement of Assets

NaPro initiated the construction of expanded manufacturing facilities in Boulder, Colorado in 1996 and suspended construction in 1998. NaPro restarted construction in the June 2000 quarter in anticipation of possible increased demand for NaPro paclitaxel. In the 2000 period NaPro expensed $2.2 million of construction cost incurred that no longer had utility because of manufacturing improvements and design changes.

3.       Earnings per Share

The following table sets forth the computation of basic and diluted net loss per share. In calculating diluted net loss per share, the impact of shares other than basic shares is antidilutive, and thus not included in the calculation.

                                                               Quarter Ended                     Nine Months Ended
                                                               September 30,                       September 30,
                                                          2000              1999               2000              1999
                                                         ------            ------             ------            -----
Numerator:
   Net loss                                              $(3,412,000)      $(2,052,000)      $(12,096,000)      $(5,581,000)
   Preferred stock dividends                                      ---         (236,000)                ---         (401,000)
   Preferred stock redemption premium                        ---              (805,000)            ---             (805,000)
                                                    -----------------     ------------- -------------------   --------------
   Numerator: loss attributable to
       common stockholders                               $(3,412,000)      $(3,093,000)      $(12,096,000)      $(6,787,000)
                                                         ============      ============      =============      ============

Denominator: weighted average shares                      24,059,704        22,307,471         23,502,744        19,753,939
                                                         ------------      ------------      =============      ===========

Basic and diluted net loss per share                  $        (0.14)   $        (0.14)    $        (0.51)    $       (0.34)
                                                      ===============   ===============    ===============    ==============

4.       Authorized shares

On September 13, 2000 the NaPro stockholders approved a 15,000,000 share increase in authorized common stock, to 45,000,000 shares.

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

General

NaPro is a natural product pharmaceutical company focused primarily on the development, manufacture and commercialization of chemotherapeutic agents and related technologies. Natural product substances are a potential source of new anti-cancer agents, especially compounds which exert their anti-cancer activity by novel mechanisms of action. NaPro's lead product is paclitaxel, a naturally occurring chemotherapeutic agent found in certain species of yew (Taxus) trees. In addition to its efforts with paclitaxel, NaPro is actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, either derived from natural products or otherwise. Such evaluations may involve individual molecules, classes of compounds or platform technologies, in, or outside, the cancer field, including genetics, genomics, molecular biology and pharmaceutical compounds targeting other disease states. The evaluations may lead to the acquisition in whole or in part of entire private or publicly traded companies. NaPro is also working internally on several classes of compounds and on targeted delivery technology, some of which have in vitro and in vivo activity as anti-tumor agents that function by new and novel mechanisms that may increase the likelihood of their success as new chemotherapeutic agents. NaPro is in active discussions with third parties and remains committed to the diversification of its business through the acquisition and development of new technologies, products and compounds.

Regarding paclitaxel, NaPro has devoted its efforts to the development and implementation of its proprietary extraction, isolation and purification (EIP(TM)) technology and the development of its proprietary semisynthetic method for producing NaPro paclitaxel. To advance the development and commercialization of NaPro paclitaxel, NaPro has entered into 20-year exclusive agreements with Abbott Laboratories and F.H. Faulding & Co., Ltd. for the clinical development, sales, marketing and distribution of NaPro paclitaxel. Abbott may terminate the Abbott agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro. The Abbott territory includes the U.S. and Canada. The Faulding territory includes Latin America, Asia, South Africa and much of the Middle East. NaPro continues to seek partners for Europe and Japan.

On March 20, 1998, NaPro and Ivax Corporation terminated a prior agreement for the development of NaPro paclitaxel.

NaPro continues to incur substantial expense for research and development related to clinical trials, improving manufacturing processes and other development activity. Accordingly, NaPro has incurred significant operating losses, including operating losses of approximately $10.8 million and $13.4 million for the years ended December 31, 1999 and 1998, respectively. For the quarter ended September 30, 2000, NaPro recorded an operating loss of $3.4 million, resulting in an accumulated deficit of $64.7 million. NaPro expects that it will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with its clinical trial activity, biomass procurement, product development and other research and development activity. NaPro anticipates that operating losses will continue until such time, if ever, as NaPro is able to generate sufficient revenue to support its operations.

NaPro's ability to generate sufficient revenue to support its operations depends primarily upon the successful completion of a joint drug development program with Abbott culminating in approval of a marketing application by the U.S. Food and Drug Administration, followed by Abbott's successful marketing of NaPro paclitaxel.

The compound, paclitaxel, is not patented. Bristol-Myers Squibb Company has obtained, however, U.S. patents covering the method of administration upon which its FDA approval was received. A number of companies have filed applications with the FDA for generic paclitaxel based on Bristol's initial FDA approval. Anyone obtaining FDA approval for generic paclitaxel must rely upon a method of administration that might infringe the Bristol patents. Bristol has sued those companies that are seeking FDA approval for generic paclitaxel for infringement of its patents. The court before which the action is pending ruled that several key claims of the patents are invalid. The court has approved an expedited appeal of the ruling.

The FDA has approved two Abbreviated New Drug Applications, referred to as ANDA's, covering paclitaxel for companies affiliated with Ivax and has tentatively approved a paclitaxel ANDA for at least one other company. NaPro believes, but cannot assure, that the FDA will approve its paclitaxel in 2001 or 2002 through an ANDA.

NaPro has received and will, contingent upon successful development of product and achievement of milestones, receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. In 1999, NaPro received $8 million, consisting of an initial $1 million fee, $2 million from the purchase by Abbott of NaPro common stock at $5.00 per share, and a $5 million draw-down on the secured loan. In the nine months ended September 2000 NaPro drew down $9.1 million on the secured loan and received $4 million for the issuance of 711,111 shares of common stock.

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

Results of Operations

Quarter ended September 30, 2000, compared to the quarter ended September 30, 1999 Sales for the 2000 quarter were $2.3 million, an increase of $200,000 from the 1999 quarter. The increase related primarily to an $800,000 increase in sales to Faulding, to $2.3 million, which was partially offset in the 1999 quarter by the final shipment to Ivax under the termination agreement. In June 2000 NaPro expanded the license to Faulding to include all of Latin America, South Africa and certain additional territories in Asia and the Middle East, increasing the Faulding territory to more than 70 countries. In 2000 Faulding has increased the number of countries in which it sells. NaPro believes that such increases will continue. While shipments to Faulding have increased for the year, NaPro cannot be assured of an increased level of sales for future years. Shipments to strategic partners may vary significantly on a quarter-to-quarter basis depending on a number of factors including the level of sales to the customers of the strategic partners, changes in approved markets, and the level of inventory carried by the strategic partners. This quarter-to-quarter variability will continue until stable commercial demand has been established for NaPro paclitaxel in a major market. Should U.S. ANDA approval be received for NaPro paclitaxel, revenue is expected to increase.

Research and development and cost of products sold expense for the 2000 quarter was $3.6 million, an increase of $100,000 from the 1999 quarter. The increase resulted primarily from an increase in the cost of products sold because of higher sales volume, partially offset by production efficiencies.

General and administrative expense for the 2000 quarter was $2.1 million, an increase of $100,000 from the 1999 quarter. The increase was primarily attributable to increased travel and recruiting expense.

In the 1999 quarter NaPro earned $1.3 million of license fee income. NaPro had no comparable income in the 2000 quarter. This income related to a license fee paid in conjunction with the Abbott agreement and a license fee paid by Ivax under its termination agreement. The license fee income under the termination agreement was fully earned by the end 1999.

Nine months ended September 30, 2000, compared to the nine months ended September 30, 1999 Sales for the 2000 period were $6.4 million, up $200,000 from the 1999 period. A $2.5 million increase in product sales to Faulding in 2000, to $6.3 million, was offset by sales to Ivax in 1999. Should U.S. ANDA approval be received for NaPro paclitaxel, revenue is expected to increase.

Research and development and cost of products sold expense for the 2000 period was $10.2 million, an increase of $1 million from the 1999 period. The increase resulted primarily from increased clinical trial expense.

General and administrative expense for the 2000 period was $5.7 million, an increase of $1.3 million from the 1999 period. The increase was primarily attributable to increased payroll expense and regulatory activity.

Loss on retirement of assets for the 2000 period was $2.2 million. There was no comparable expense in the 1999 period. NaPro initiated the construction of expanded manufacturing facilities in Boulder, Colorado in 1996 and suspended construction in 1998. NaPro restarted construction in the June 2000 quarter in anticipation of possible increased demand for NaPro paclitaxel. In the 2000 period NaPro expensed $2.2 million of construction cost incurred that no longer had utility because of manufacturing improvements and design changes.

In the 1999 period NaPro earned $2.3 million of license fee income. NaPro had no comparable income in the 2000 period. This income related to a license fee paid in conjunction with the Abbott agreement and a license fee paid by Ivax under its termination agreement.

The extraordinary item for the 1999 period was $200,000. There was no similar amount in the 2000 period. This item was a loss on early extinguishment of debt resulting from the early redemption of a portion of NaPro's senior convertible debt.

Liquidity and Capital Resources

NaPro's capital requirements have been and will continue to be significant. As of September 30, 2000, NaPro had a working capital balance of $8 million compared to a working capital balance of $2.9 million as of December 31, 1999. NaPro has a $20 million secured borrowing arrangement with Abbott, of which $14.1 million was outstanding as of September 30, 2000. To date, the funding of NaPro's capital requirements has been dependent primarily on the net proceeds of public offerings of its common stock of approximately $21.1 million, on private placements of its securities of approximately $43.6 million, on the exercise of warrants and options of $6.4 million and on net borrowings of $14.2 million.

NaPro's agreement with Abbott is expected to be a significant ongoing capital source. See Management's Discussion and Analysis - General.

NaPro believes its existing capital, anticipated sales in 2000, and available borrowing and milestone payments from its development partners can provide adequate funding for its necessary operations and capital expenditures in the near future. The cost of developing and acquiring new pharmaceutical products, and related capital and operating expenditures, may be significant in the future. NaPro, therefore, expects to seek additional capital in the near future, which may include the sale of common stock, if it is available at financially acceptable terms. NaPro cannot assure that it will be able to do so. In addition to its efforts with paclitaxel, NaPro is actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, either derived from natural products or otherwise. Such evaluations may involve individual molecules, classes of compounds or platform technologies, in, or outside, the cancer field, including genetics, genomics, molecular biology and pharmaceutical compounds targeting other disease states. The evaluations may lead to the acquisition in whole or in part of entire private or publicly traded companies. NaPro anticipates paying for such in-licensing or purchase(s) with cash, notes, royalty payments and/or stock. NaPro cannot assure that it will be able to do so.

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

In December 1997, NaPro privately placed 5,000 shares of Series C Senior Convertible Preferred Stock for an aggregate issuance price of $5 million. The C Preferred accrued dividends at 5% per year payable in common stock or cash at NaPro's option. In 1999, NaPro issued 1,299,085 shares of common stock in conversion of the C Preferred and 6,761 shares of common stock in payment of dividends on the C Preferred. By September 1999, all of the C Preferred had been redeemed or converted into common stock. NaPro exercised its option to redeem $2 million of the C Preferred at 140% of the outstanding principal and accrued dividends in August 1999.

Working Capital and Cash Flow Cash and cash equivalents increased $3 million to $4.9 million for the nine months ended September 30, 2000 from $1.9 million at December 31, 1999. During the 2000 period net cash used by operations of $8.4 million and by investment activity of $2.5 million was offset by financing activity of $13.9 million. NaPro currently finances working capital requirements on an as- needed basis through draws on the Abbott loan.

Inventory increased $100,000 from December 31, 1999 to $4.8 million at September 30, 2000. The amount of inventory is dependent on a number of factors, including the shipping requirements of NaPro's strategic partners, NaPro's production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures NaPro expended $2.5 million during the 2000 nine month period for capital projects. These expenditures primarily included expansion of NaPro's manufacturing facilities, plantation cost and laboratory equipment. NaPro anticipates additional expenditures in the near term, particularly for expansion of manufacturing facilities.

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

Special Note Regarding Forward-looking Statements

This report contains forward-looking statements that involve known and unknown risks, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "may" and words of similar import or statements of management's opinion or statements that are not historical fact. Such forward-looking statements include, among others:

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

         the need and plans for and availability of additional capital;

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

The forward-looking statements included in this report represent NaPro's view as of the date of this report, and the reader should not assume that the statements made herein remain accurate at any future date. NaPro does not intend to update these statements and undertakes no duty to any person to make any update under any circumstance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the nine months ended September 30, 2000, virtually all of NaPro's revenue resulted from sales of NaPro paclitaxel to Faulding. In the absence of sales to another strategic partner, sales of NaPro paclitaxel to Faulding will constitute substantially all of NaPro's sales revenue in 2000. NaPro anticipates that sales to Abbott will be quite limited until such time, if ever, as NaPro and Abbott obtain approval for commercial sales of NaPro paclitaxel.

Faulding purchases NaPro paclitaxel from NaPro at a price that varies in proportion to the price at which Faulding sells NaPro paclitaxel. Under the Faulding agreement, NaPro is paid a fixed percentage of Faulding's sales price for NaPro paclitaxel. Each year, Faulding estimates the sales price it will receive for NaPro paclitaxel in the upcoming year, and, based upon that estimate, NaPro determines the price it will charge Faulding for NaPro paclitaxel (the "Unadjusted Price"). NaPro recognizes the corresponding revenue at the time of shipment of NaPro paclitaxel to Faulding. However, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro on its purchase orders. On or about May 31, 2001, Faulding will communicate to NaPro the final amount and type of sales made during the period beginning on April 1, 2000 and ending on March 31, 2001, and an adjustment will be calculated that may increase or decrease NaPro's revenue from sales of products to Faulding during this period.

Faulding's sales are made in the currencies of each of the countries in which it sells NaPro paclitaxel. As a result, NaPro's revenue from sales is affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, fluctuations in various currencies have been a significant factor in prior reductions in the Unadjusted Price. If changes in foreign currency markets continue to cause a decrease in the price per gram NaPro receives from Faulding, there could be a material adverse effect on NaPro's earnings and cash flow. For example, during the period beginning April 1, 1999 and ending March 31, 2000, sales of NaPro paclitaxel to Faulding totaled $4.7 million. Had there been additional negative pressure on the relevant exchange rates such that the Unadjusted Price had been reduced by 10% NaPro's earnings would have been reduced by approximately $500,000 and NaPro would have experienced reduced cash flow. However, while sales to Faulding will continue to have an impact on NaPro's revenue, NaPro's continuation of operations is dependent upon sources other than revenue from Faulding. NaPro anticipates that its operations will be dependent upon borrowing and equity funding provided by the strategic alliance with Abbott and, perhaps, other sources of capital. See
Item 2 - Management's Discussion and Analysis.

To the extent NaPro's efforts in developing international markets outside the Faulding territories are successful, NaPro may face similar foreign currency exchange risk as that described above for Faulding.

Certain statements set forth in Item 3 may constitute "forward-looking statements". See "Special Note Regarding Forward-looking Statements."

                           Part II--Other Information

Item 1.  Legal Proceedings

On September 18, 2000, NaPro, together with its licensee Abbott Laboratories, filed a complaint against Bristol Myers Squibb Company in the United States District Court for Colorado alleging infringement of NaPro's U.S. patents # 5,972,992 and 5,977,164 for paclitaxel, an ingredient in the drug Bristol sells as Taxol(R), and seeking damages and other relief. On October 31, 2000 NaPro was issued U.S. patent # 6,140,359; NaPro and Abbott have amended the complaint in the above referenced litigation to include this patent. Pursuant to certain arrangements between NaPro and Abbott, Abbott will be responsible for the cost associated with the aforementioned litigation.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Securities Holders

At the Annual Meeting of Stockholders held on September 13, 2000, the following proposals were adopted by the margins indicated:

1. The election of three Class I directors to hold office until the 2003 Annual Meeting, two Class II directors to serve until the 2001 Annual Meeting, and one Class III director to serve until the 2002 Annual Meeting:

                                                                                            Number of Shares
         Nominee                                                  Class                    For            Withheld
         -------                                                  -----                    ---            --------
         Edward E. Erickson                                        II                19,622,568        559,215
         Arthur H. Hayes                                           I                 19,485,343        696,440
         Marc J. Ostro                                             III               19,653,068        528,715
         Richard N. Perle                                          II                19,633,868        547,915
         Robert E. Pollack                                         I                 19,653,068        528,715
         Leonard P. Shaykin                                        I                 19,477,243        704,540

2. Approval of an amendment to NaPro's Certificate of Incorporation increasing the number of total authorized shares of common stock issuable thereunder:
                                                              Number of Shares
                                      For                    19,942,187
                                      Against                   925,021
                                      Abstain                    14,575

3. Approval of an amendment to NaPro's 1994 Long Term Performance Incentive Plan increasing the number of shares of common stock issuable thereunder:

                                                            Number of Shares
                                      For                      16,819,369
                                      Against                   3,273,944
                                      Abstain                      88,470

4. To ratify the selection by the Board of Directors of Ernst & Young LLP as NaPro's independent auditors for the year ending December 31, 2000:

                                                            Number of Shares
                                      For                      20,167,066
                                      Against                      10,017
                                      Abstain                       4,700

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

Current reports on Form 8-K: October 31, 2000.

Exhibit
Number   Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation of NaPro, as amended September 13, 2000
27.1     Financial Data Schedule.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.


                                NaPro BioTherapeutics, Inc.



November 13, 2000               /s/ Leonard P. Shaykin

                                Leonard P. Shaykin
                                Chairman of the Board of Directors
                                Chief Executive Officer
                                (Principal Executive Officer)



November 13, 2000               /s/ Gordon Link

                                Gordon Link
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)



November 13, 2000               /s/ Robert L. Poley

                                Robert L. Poley
                                Controller
                                (Principal Accounting Officer)