Form 10-K
period 2000-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2001-04-02
CIK 891504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

   Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934


                          Year Ended December 31, 2000

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

We (1) have filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained, to the best of our knowledge, in a definitive proxy statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates was $161,881,000 as of March 5, 2001.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 5, 2001:

Common Stock                           26,374,446
Nonvoting  Common Stock                   395,000

Incorporated by reference in Part III of this report is certain information contained in the Proxy Statement for our 2001 Annual Meeting of Stockholders.

                                                 Table of Contents



          Item                                                              Page
Part I     1      Business                                                     3
           2      Properties                                                  21
           3      Legal Proceedings                                           21
           4      Matters Submitted to Stockholders' Vote                     21
Part II    5      Market Information and Related Stockholder Matters          22
           6      Selected Financial Data                                     23
           7      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         24
           7A     Quantitative and Qualitative Disclosures about
                  Market Risk                                                 30
           8      Financial Statements and Supplementary Data                 31
           9      Changes in and Disagreements with Accountants               31
Part III   10     Directors and Executive Officers                            31
           11     Executive Compensation                                      32
           12     Security Ownership of Certain Beneficial Owners and
                  Management                                                  32
           13     Certain Relationships and Related Transactions              32
Part IV    14     Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K                                                  32

                                     Part I

                                     Item 1

                                    Business

General

NaPro BioTherapeutics, Inc. is a biopharmaceutical company focused on the development, production and licensing of complex natural product pharmaceuticals as well as the development and licensing of novel genetic technologies for applications in human therapeutics and diagnostics, pharmacogenomics and agribiotechnology. Natural product substances have been, and continue to be, the primary source of new prototype chemotherapeutic anti-cancer agents. Our lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees. In addition to our efforts with paclitaxel and genetics, we are also working on several types of compounds that have promising activity as anti-cancer agents. We believe some of these agents function by new and novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluations of new products and technologies may involve examination of individual molecules, classes of compounds or platform technologies, in the cancer field and otherwise. Acquisitions of new products or technology may involve the purchase of, or merger with, other companies.

To date, the majority of our resources have been directed toward the development and manufacture of paclitaxel. The market for paclitaxel is dominated by Bristol-Myers Squibb Company. Bristol's paclitaxel is widely used in the treatment of breast and ovarian cancers, Kaposi's sarcoma, and non-small cell lung cancer when used in combination with cisplatin. Bristol has publicly announced that worldwide sales of its formulation of paclitaxel were $1.6 billion in 2000 and $1.5 billion in 1999. Our proprietary manufacturing technology includes the extraction, isolation, and purification, or EIP(TM) and the semisynthe sis of paclitaxel. We are developing renewable sources of paclitaxel biomass. We have strong pharmaceutical company alliances and are seeking additional such alliances. We believe the combination of our proprietary manufacturing technologies, biomass capabilities, and pharmaceutical alliances will allow us to participate significantly in the broad paclitaxel market. We cannot assure, however, that we will be able to participate significantly in the paclitaxel market. Prior to marketing paclitaxel, we must have approval of the appropriate regulatory authorities. We must also have adequate quantities of product available for sale.

Our strategy for advancing the development and commercialization of paclitaxel has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. On July 23, 1999, we entered into a 20-year exclusive collaborative agreement with Abbott Laboratories for the development and commercialization in the U.S. and Canada of one or more formulations of paclitaxel for the treatment of a variety of cancers. In the agreement, we are responsible for supply of bulk drug and clinical trials are conducted jointly with Abbott. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for paclitaxel.

In 1992, we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company, for the clinical development, sale, marketing and distribution of our paclitaxel. Faulding, with sales in 2000 of approximately $1.2 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Southeast Asia and other countries throughout the world. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001 we entered into a separate agreement with Faulding covering development and sale of our paclitaxel in Europe. With the new agreement, the Faulding territory now includes substantially all of the world other than the U.S., Canada, Japan, Israel and the former Soviet Union. Faulding has received marketing approval for, and is selling our paclitaxel as ANZATAX(TM) in, more than 20 countries.

In Europe, we are responsible for regulatory filings and for supplying paclitaxel raw material exclusively to Faulding to formulate and finish the product. We cannot assure that we will receive regulatory approval in Europe. Should we receive approval, Faulding will then market and sell the final proprietary paclitaxel formulation in Europe. Under the agreement, Faulding paid an up-front licensing fee to us of $7.5 million. We will share equally the net sales of the product in Europe.

For countries outside of Europe, we supply paclitaxel to Faulding and Faulding formulates it into its commercial drug product, ANZATAX. Faulding obtained regulatory approval and began marketing ANZATAX as a pharmaceutical for the treatment of refractory breast and ovarian cancers in Australia in January 1995. Since that time, ANZATAX has been approved in at least 20 additional countries.

We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of our paclitaxel in Israel. In January 2001 we received approval in Israel to sell paclitaxel under the trade name, Biotax(TM). The Israeli Ministry of Health has approved Biotax for use in a variety of cancers; Tzamal is currently selling Biotax.

We are in discussions with companies regarding the formation of alliances for the development, sale, marketing and distribution of our paclitaxel in Japan. We cannot assure, however, that we will succeed in entering into a development and marketing agreement for Japan or that the terms of such an agreement would be beneficial to us.

Paclitaxel is not patentable. However, Bristol owns U.S. patents covering the administration method for FDA approved paclitaxel. Abbott and a number of other companies have filed applications with the FDA for generic paclitaxel based upon Bristol's initial FDA approval. Anyone obtaining FDA approval for generic paclitaxel will rely upon a method of administration that might infringe the Bristol patents. Bristol has sued some of those companies that are seeking FDA approval for generic paclitaxel for infringement of its patents. The court ruled that several key claims of the Bristol patents are invalid. However, the ruling is being appealed by Bristol. Although Bristol has not yet sued Abbott or us over this issue, we believe that Bristol is likely to do so if the FDA accepts the Abbott ANDA. If the administration methods for generic paclitaxel are determined to infringe Bristol's patents, our strategy of obtaining approval for generic paclitaxel will not be viable.

In November 2000 we in-licensed gene alteration technology from the University of Delaware and Thomas Jefferson University. The license agreement grants us exclusive, worldwide rights to intellectual property including patent applications relating to the use of proprietary molecules designed to precisely alter genes in humans, animals, plants, viruses and microbes. We have agreed to provide research and patent funding, as well as issuances of shares of our common stock. Our payments over the first year of the agreement are expected to total at least $355,000 in research funding and consulting fees, in addition to the issuance of 100,000 shares of our common stock. We have identified a number of gene targets for internal development using this technology. We have also begun actively seeking partnerships with biopharmaceutical, pharmacogenomics, diagnostics and agricultural companies for commercial develop ment of the products derived from the application of this technology.

One of the technologies licensed to us allows us to manufacture proprietary oligonucleotides (DNA fragments) that can be used to make small, specifically targeted modifications in the chromosomes of a target animal or plant. With this technology, we are attempting to develop products that may allow us to:

     cure or more effectively treat certain human genetic disorders;
     improve plant traits without inserting foreign DNA into those plants; or to detect genetic variations in a patient's genes that may indicate which patients will better respond to medication or experience more severe side effects.

We may also be able to construct cell lines and animal models that will help others' medical research. This technology may permit certain control over changes in the genome. Such control may help us to determine the function of genes or natural variations in chromosomes.

Among other disorders, we are researching Huntington's disease, a progressive disorder which causes nerve cells in the brain to waste away. Eventually, the patient suffers dementia, uncontrolled movements, and death. There is no known cure for this rare disease, that affects five of every million people. Symptoms usually appear between the ages of 35 and 50, although younger people can also develop the disease.

A flawed gene on chromosome #4 causes Huntington's disease. If one parent carries this flawed gene, each child will have a 50 percent chance of inheriting the flawed gene and later developing the disease. We are involved in genetic research aimed at developing compounds to treat or cure the disease as well as technologies for delivering the treatment to diseased cells. Our research is preliminary and may never lead to effective treatments for this disease or commercially viable products.

The following chart identifies the commercial products and several classes of compounds we are currently researching.



                                     NaPro Drugs: Commercial or in Development


Product                                      Indication(s)                            Development Status
-------                                      -------------                            ------------------
ANZATAX paclitaxel                           Breast, Ovarian & Non-                   Commercialized in Austra
(Faulding)                                   Small Cell Lung Cancer                   lia, Asia, South America
                                                                                      and the Mideast; in develop
                                                                                      ment in Europe
---------------------------------------      ----------------------------------       ----------------------------------
Biotax paclitaxel (Tzamal)                   Breast, Ovarian & Non-                   Commercialized in Israel
                                             Small Cell Lung Cancer
---------------------------------------      ----------------------------------       ----------------------------------
NaPro Paclitaxel (Abbott)                    Breast, Ovarian & Non-                   ANDA filed in U.S.
                                             Small Cell Lung Cancer
---------------------------------------      ----------------------------------       ----------------------------------
NaPro 80239                                  Hematological Cancer                     Development candidate se
                                                                                      lection
---------------------------------------      ----------------------------------       ----------------------------------
NaPro 80661                                  Solid tumors                             Development candidate se
                                                                                      lection
---------------------------------------      ----------------------------------       ----------------------------------
NaPro 82739                                  Solid tumors                             Development candidate se
                                                                                      lection
---------------------------------------      ----------------------------------       ----------------------------------
NaPro 102339                                 Directed Drug Delivery                   Technological development
---------------------------------------      ----------------------------------       ----------------------------------
NaPro proprietary                            Various genetic targets                  Research and technological
oligonucleotides                             including Huntington's dis               development
                                             ease
---------------------------------------      ----------------------------------       ----------------------------------

Paclitaxel Overview

Cancer is the second leading cause of death in the U.S., with over one million new cases diagnosed each year. Cancer is generally treated by surgery, radiation, chemotherapy or a combination of these therapies. Since Bristol received regulatory approval in December 1992, paclitaxel has become the largest selling drug of the cancer chemotherapy drugs known as cytotoxic agents.

In 1963, the National Cancer Institute, or NCI, recognized that the natural product paclitaxel killed leukemia cells and inhibited the development of a variety of tumors. Over the next two decades, researchers working under grants from the NCI conducted studies to determine paclitaxel's structure and its mechanism of action. The NCI studies indicated that paclitaxel inhibits the normal action of microtub- ules in cancer cell division. Microtubules, located in the cytoplasm of cells, play a vital role in cellular division. Paclitaxel promotes microtubule assembly and blocks normal microtubule disassembly in cells, which stops cell division and causes the cancer cell to die. This cytoplasmic mechanism of action contrasts with the nuclear mechanism of action of the majority of cell killing drugs that kill the cell by attacking nuclear components such as DNA.

In June 1991, the NCI formalized a Collaborative Research and Development Agreement, or CRADA, for development of paclitaxel with Bristol. Bristol assumed development of paclitaxel, including completion of the necessary clinical trials and manufacturing scale-up. In June 1992, Bristol submitted a New Drug Application, or NDA, to the FDA. Bristol received approval for the sale of paclitaxel as a treatment for refractory ovarian cancer in December 1992 and since then has received approval for the sale of paclitaxel as a treatment for other cancers.

Paclitaxel is one of a family of compounds, commonly referred to as taxanes, that share a specific chemical structure. Taxanes are found naturally in many parts of various species of yew trees. The concentration of individual taxanes in yew trees is very small, generally less than 0.1%, and accordingly, the process of extracting taxanes from yew biomass is complicated and challenging. Several production approaches can be used to produce final stage paclitaxel product for use in clinical trials and for commercialization. We believe the two most prevalent processes used today are conventional biomass extraction and semisynthesis.

With conventional biomass extraction, the manufacturing process is designed to extract, isolate and purify paclitaxel from yew biomass leaving behind other components, including non-paclitaxel taxanes. However, the extraction, isolation and purification processes are complicated because there are more than 100 different taxanes present in yew biomass. In a semisynthesis process, the initial extraction, isolation and purification is similar to that of the conventional biomass extraction process, except that the process not only isolates paclitaxel, but also other taxanes (which would otherwise be waste byproducts) and converts these other taxanes into paclitaxel. By converting other taxanes into paclitaxel, the semisyn- thesis process increases the yield of paclitaxel from the same quantity of biomass. Regardless of which extraction process is used, the final product must limit impurities meeting regulatory criteria.

The Pacific yew tree initially was the primary source of biomass. Most species of Taxus, including the Pacific yew, grow slowly, requiring a number of years to reach harvestable size. As a result of its slow growth, Taxus in the wild is generally found in old growth forests, frequently the habitat of endangered species, including the spotted owl. Biomass from the Pacific yew tree includes the bark, obtained only by destroying the tree. As a result, there was a considerable amount of public debate and controversy in the U.S. and other countries regarding the harvesting of bark from wild trees. We stopped harvesting bark from wild Pacific yew trees in 1994.

Other companies have developed taxane products that are similar, but not identical, to paclitaxel. For example, Aventis S.A., a large international pharmaceutical company, has developed docetaxel which is being marketed in various parts of the world under the trademark Taxotere(R). Taxotere has a different toxicity profile than paclitaxel and has side effects not observed with paclitaxel. In May 1996 the FDA approved Taxotere for treatment of anthracycline-resistant breast cancer in patients without impaired liver function.

Development of Paclitaxel

Under the terms of our agreement with Abbott, we are responsible for supplying bulk drug and clinical trials are conducted jointly with Abbott.

Under our agreements with Faulding, Faulding has primary responsibility for pursuing regulatory approval of our paclitaxel within the Faulding territory other than Europe. We have responsibility for supporting the regulatory approvals in regard to information related to our manufacturing processes. In Europe, we have primary responsibility for pursuing regulatory approval.

We continue to perform toxicity studies to complete our registration dossiers worldwide. Existing regulatory approvals have a direct impact on the clinical and marketing strategy we are pursuing. In December 1992 Bristol obtained NDA approval in the U.S. for its paclitaxel product. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel that gains approval through an NDA process is granted a five-year period of marketing exclusivity, which prevents submission by another party of an ANDA for generic substitutes until the exclusivity period expires. Bristol's exclusivity period in the United States expired in December 1997. However, additional Waxman-Hatch Act provisions may result in an additional 30 month delay in the approval of an ANDA if the sponsor (in this case Bristol) has listed a patent related to the product with the FDA, and institutes a lawsuit based on that patent prior to the time that a generic approval is received. Bristol currently has several patents related to paclitaxel listed. In March 2001, we and Abbott filed an ANDA for paclitaxel with the FDA. If Bristol files a lawsuit against us or Abbott based upon those patents, Abbott's ANDA approval in the United States could be delayed. A statute comparable to the Waxman-Hatch Act exists in Europe, although the related period of exclusiv ity is ten years. Bristol's European exclusivity period ends in 2003.

Biomass

Paclitaxel and other taxanes used in the production of our paclitaxel are present in many parts of various species of yew trees. Our EIP technology is designed to allow extraction and purification of paclitaxel and extraction of other taxanes from renewable sources of biomass such as needles and limbstock harvested from cultivated yew trees. Taxanes other than paclitaxel can be chemically converted into paclitaxel.

We believe we may be able to reduce our raw material cost while increasing our yield of paclitaxel by growing a reliable and renewable biomass source. In order to have access to such a stable, long-term supply of biomass for use in the production of our paclitaxel, we entered into agreements with, among others, PRT Biopharms Inc., referred to as PBI in 1993, Zelenka Nursery, Inc. in 1996 and Cass-Mill, Inc. in 1997. We made our first demonstration harvest in 1996. In 2001, substantially all of our production for Abbott will be extracted from cultivated biomass. We regularly conduct other research related to enhancing paclitaxel production in yew trees.

Manufacturing

The manufacture of paclitaxel occurs in three steps. First, a crude paclitaxel is extracted from yew trees. Second, the extracted crude paclitaxel mixture is isolated and purified. In the final step, the resulting active drug substance is formulated for final packaging. Faulding and Abbott are each responsible for formulating and final packaging of paclitaxel marketed by them.

In August 2000, we commenced operation of our newly completed extraction facility. In addition to paclitaxel manufactured from our own yew trees, we also manufacture paclitaxel from raw material extracted from yew trees purchased from others. We currently operate manufacturing facilities in Boulder, Colorado. Our manufacturing facilities are subject to inspection by the regulatory agencies in the countries in which our paclitaxel is sold. In the past, our manufacturing facilities have been inspected by the FDA, the Australian TGA and the European Agency for the Evaluation of Medicinal Products, or EAEMP. Those agencies have found our facilities to be acceptable suppliers of bulk paclitaxel. We are expanding the manufacturing capacity of our Boulder, Colorado facilities in anticipation of a U.S. approval. We believe that our Boulder, Colorado facilities have adequate capacity to meet clinical and commercial requirements for the near future, but we cannot assure such capacity.

In 2000, we redesigned a commercial manufacturing facility in Boulder, Colorado to serve as a large-scale extraction facility and completed its construction. We are planning a new large scale facility which would provide up to four times the capacity of our current facilities. We cannot assure, however, that we will succeed in adapting our EIP technology for large scale commercial manufacturing, or that our facility and manufacturing processes will receive necessary regulatory approvals. We also cannot assure that we will have the sales volume to require additional capacity.

In order to diversify our supply options and increase our manufacturing capacity, we are developing, and have applied for patent protection for, a semisynthesis process for manufacturing our paclitaxel from other taxanes contained in renewable biomass sources. We own, or have licensed, several patents relating to this process and have applied for others. During 1999, we manufactured crude paclitaxel with the semisynthesis process in a pilot-scale contracted facility. This crude paclitaxel was then purified at our manufacturing facility in Boulder, Colorado. The use of semisynthesis will require regulatory approvals, which cannot be assured. Furthermore, we cannot assure our semisynthesis process will perform as expected or that we will be able to effectively adapt the process to commercial-scale manufacturing.

Strategic Alliances

Abbott Our strategy has been to pursue and enter into strategic alliances with large international pharmaceutical companies. In July 1999 we entered into a 20 year exclusive collaborative agreement, which was amended in June 2000, with Abbott Laboratories covering the U.S. and Canada to develop and commercialize one or more formulations of paclitaxel for treatment of a variety of cancer indications. Abbott is a large, multinational, diversified health care company with 2000 sales of almost $14 billion. We are responsible for supplying bulk drug and clinical trials are conducted jointly with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. We have granted an exclusive license to Abbott for our paclitaxel-related patents for intravenous and oral paclitaxel formulations. In connection with the agreement, we may receive total funding of up to $122 million from Abbott in the form of development and marketing milestone payments, a secured loan and equity investments. In July 1999 we received an initial $1 million fee. Through December 31, 2000, Abbott has purchased 1,111,111 shares of our common stock for a total purchase price of $6 million. We have access to up to $20 million under a secured loan arrangement with Abbott, of which we had drawn $15.1 million as of December 31, 2000. The loan bears a primary interest rate of 6.5% and is due in full on the earliest of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; (ii) the termination of the agreement; or (iii) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Under terms of the agreement, Abbott will purchase bulk drug from us. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to us, less Abbott's payments to us for purchase of bulk drug. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make payments to us.

The Abbott agreement grants Abbott the exclusive right to develop and market our paclitaxel in the U.S. and Canada for intravenous and oral anti-cancer uses. Abbott is required to purchase all of its require ments for paclitaxel from us, except in certain circumstances when we are unable to supply Abbott's requirements. Except for limited instances where termination is due to specific breaches of the agreement by us, we retain exclusive rights following termination to any clinical data generated during the course of the agreement. We are required to indemnify Abbott for defects in our paclitaxel that is shipped to Abbott, breaches of our warranties or obligations under the agreement, harm caused by inappropriate co- marketing activities, and some intellectual property and product liability claims. Abbott is required to indemnify us for defects in a finished product containing our paclitaxel manufactured by Abbott, breaches of Abbott's representations and warranties, harm caused by inappropriate marketing activities, and some intellectual property and product liability claims.

Faulding We formed a strategic alliance through a long-term exclusive agreement with Faulding that covers substantially all of the world other than the U.S., Canada, Japan, Israel and the former Soviet Union. Under this agreement, Faulding agreed to fund and, with our input, undertake the development work required to obtain regulatory approvals for commercializing our paclitaxel in the Faulding territory other than Europe. We are responsible for supplying Faulding with our paclitaxel and Faulding is required to purchase all of its paclitaxel requirements from us. Faulding pays us a substantial share of its gross sales of paclitaxel. Faulding is currently marketing paclitaxel in more than 20 countries. We cannot assure, however, that Faulding will succeed in obtaining further regulatory approvals to market our paclitaxel within its territory. Furthermore, if such approvals are received, we cannot assure that Faulding will market our paclitaxel successfully in these additional countries.

In Europe, we are responsible for regulatory filings and for funding development. We will supply paclitaxel raw material exclusively to Faulding to formulate and finish the product. We cannot assure that we will receive regulatory approval in Europe. Should we receive approval, Faulding will then market and sell the final proprietary paclitaxel formulation in Europe. Under the agreement, Faulding has paid us an up-front licensing fee of $7.5 million. We will share the net product sales in Europe equally.

Faulding may terminate the agreements: (i) upon our reorganization or insolvency; (ii) if Faulding becomes controlled by a pharmaceutical company that sells paclitaxel in the Faulding territory; (iii) if we are controlled by Ivax or Bristol; (iv) if we are purchased by a pharmaceutical company that sells paclitaxel in the Faulding territory and that company refuses to be bound by the terms of the Faulding agreement; (v) if we are unable to meet the paclitaxel supply requirements of Faulding; or (vi) for material, uncured breach. We may terminate the agreement: (i) upon the reorganization or insolvency of Faulding;
(ii) in certain circumstances, upon a change in control of Faulding; or (iii) for material, uncured breach.

We are required to indemnify Faulding for any defect in our paclitaxel that is shipped to Faulding and for uncured breaches of our warranties or obligations. Faulding is required to indemnify us against all losses (i) resulting from a defect in a product containing our paclitaxel manufactured by Faulding except if the defect is our fault, (ii) resulting from a product containing our paclitaxel formulated, stored, handled, promoted, distributed, registered or sold by Faulding and (iii) for uncured breaches of Faulding's representations and warranties under the Faulding agreement.

Tzamal We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of our paclitaxel in Israel. In January 2001, we received approval in Israel to sell paclitaxel under the trade name Biotax. The Israeli Ministry of Health has approved Biotax use in a variety of cancers and Tzamal is selling Biotax.

Ivax Until March 20, 1998, we and Ivax were parties to a long-term, exclusive agreement, under which Ivax was responsible for performing clinical trials, filing for regulatory approvals, and selling, marketing, and distributing commercial formulations of our paclitaxel. In March 1998, we and Ivax entered into an agreement terminating the long-term, exclusive agreement. Ivax has two approved ANDA's, one of which refers to a Drug Master File, or DMF, submitted by us. We have no obligation or intent to sell additional paclitaxel to Ivax.

Marketing and Sales

Marketing and sales of our paclitaxel in the territories covered by our agreements with Faulding are conducted by Faulding and in Israel by Tzamal. Anticipated marketing and sales, if any, of our paclitaxel in the U.S. and Canada, will be conducted by Abbott. Currently, we have no sales force, have only limited marketing capabilities and have no present intention to establish a sales or marketing force. Sales to Faulding account for a substantial portion of our revenue. As a result, the loss of Faulding or Abbott as a customer or the failure of Faulding or Abbott to successfully market our paclitaxel could have a material adverse effect on us in the absence of a comparable alternative strategic alliance arrangement.

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for product sales, financing, executive talent and intellectual property. We compete with all entities developing and producing therapeutic agents for cancer treatment, many of whom have much greater capital resources and research and development capabilities.

Within the paclitaxel segment of the cancer treatment industry, competitors' success in entering the paclitaxel market may reduce our market share and reduce the price we can charge for our paclitaxel, which could have a material adverse effect upon us. In addition, marketing is being handled exclusively by Abbott and Faulding within their territories. Regulatory approvals are being handled by Abbott in its territory and by Faulding in its non-European territory. Although we believe Abbott and Faulding have capable drug development and marketing abilities, we cannot assure that they will be capable or effective in gaining additional regulatory approvals on a timely basis, if at all, or be able to compete effectively with existing or new competitors within their territories.

Bristol is marketing paclitaxel commercially in the U.S., Australia, Canada, Europe and certain other territories. In addition, Aventis has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere. Taxotere is approved in the U.S., the European Union, Australia, Canada and a number of other countries. Taxotere is approved in the U.S. for treatment of patients with locally advanced or metastatic breast cancer after failure of prior chemotherapy, and patients with locally advanced or metastatic non-small cell lung cancer after failure of prior platinum-based chemotherapy. While treatment with Taxotere may cause certain side effects not observed with paclitaxel, Taxotere competes with paclitaxel, and thereby may reduce overall paclitaxel sales.

In connection with the termination of the Ivax Agreement, we licensed one of our patents to Ivax on a non-exclusive basis. The generic division of the FDA has approved Ivax' generic paclitaxel, which Ivax is selling in the U.S. Other generic manufacturers may enter the U.S. market as early as April 2001. In most cases, a European exclusivity period will end in 2003, 10 years after Bristol's initial approval. However, Ivax may begin marketing paclitaxel for Kaposi's Sarcoma (with potential for additional "off label" uses as well) in Europe. We are aware of several other pharmaceutical companies that are in the process of developing generic paclitaxel in the U.S., Europe and elsewhere. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture that may compete with our products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

Many of our competitors, most notably Bristol and Aventis, have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than we do. We expect Bristol to compete intensely to maintain its dominance of the paclitaxel market, including pursuit of an aggressive patent strategy. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us and may receive regulatory approval before we do. Many companies and research institutions are also seeking means to obtain paclitaxel and taxanes from renewable biomass components of yew trees and other sources in order to increase paclitaxel yields, avoid environmental concerns and reduce the cost of biomass. In addition, we are aware of several potential competitors that have developed and patented or are developing various processes for producing paclitaxel and paclitaxel-related substances semisynthetically, which may allow such competi tors to produce a low-cost paclitaxel. The discovery by a third party of a cost-effective means to fully synthesize paclitaxel in commercial quantities or the manufacture of taxane derivatives or analogs that are more effective than paclitaxel in treating cancer could have a material adverse effect on us.

Patents and Proprietary Technology

Our success depends in part on our ability to obtain and enforce patent protection for our products, both in the U.S. and other countries, and operate without infringing the proprietary rights of third parties. The scope and extent of patent protection for our product candidates is uncertain and frequently involves complex legal and factual questions. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once patents have issued, we cannot predict how the claims will be construed or enforced. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the U.S. For example, methods of treating humans are not patentable in many countries outside of the U.S.

We rely on patent and other intellectual property protection to prevent our competitors from developing, manufacturing and marketing products related to our technology. Our patents may not be enforceable and they may not afford us protection against competitors, especially since there is a lengthy time between when a patent application is filed and when it is actually issued. Additionally, there are hundreds of pharmaceutical and chemical patents issuing every week throughout the world. Many of these have patent claims that are difficult to categorize and interpret. Because of this, we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on their patent, they may sue us even if we have received patent protection for our technology. If another person claims we are infringing their technology, we could face a number of issues, including the following:

         defending a lawsuit, which is very expensive and time consuming;

         paying a large sum for damages if we are found to be infringing;

         being prohibited from selling or licensing our products or product candidates until we obtain a license from the patent holder, who may refuse to grant us a license or will only agree to do so on unfavorable terms. Even if we are granted a license, we may have to pay substantial royalties or grant cross-licenses to our patents; and

         redesigning our drug so it does not infringe on the patent holder's technology if we are unable to obtain a license. This may not be possible and, even if possible, it could require substantial additional capital and could delay commercialization.

The coverage claimed in a patent application can be significantly narrowed before a patent is issued, either in the U.S. or abroad. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, some of these patents are subject to further proceedings that may limit their scope. It is not possible to determine which patents may provide significant proprietary protection or competitive advantage, or which patents may be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may issue on our pending applications, may become subject to dispute, including interference proceedings in the U.S. to determine priority of invention. We are currently involved in opposition proceedings in foreign countries contesting the validity of issued patents. If our currently issued patents are invalidated or if the claims of those patents are narrowed, our ability to prevent competitors from marketing products that are currently protected by those patents could be reduced or eliminated.

Paclitaxel is an unpatentable, naturally-occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. In addition, some methods of administering paclitaxel are or may be patented. Some of these patents are owned or controlled by Bristol and Aventis. Bristol's key patents include a patent that covers stabilized paclitaxel compositions for formulation and patents that cover paclitaxel dosing regimens, including the current FDA-approved regimen for Taxol(R). Taxol is a registered trademark of Bristol for an anti-cancer pharmaceutical preparation containing paclitaxel. Bristol has obtained U.S. patents covering the administration method for paclitaxel the FDA approved. Abbott and a number of other companies have filed applications with the FDA for generic paclitaxel based upon Bristol's initial FDA approval. Anyone obtaining FDA approval for generic paclitaxel will rely upon a method of administration that might infringe the Bristol patents. Bristol has sued some of those companies other than us that are seeking FDA approval for generic paclitaxel for infringement of Bristol's patents. The court ruled that several key claims of the Bristol patents are invalid. However, that ruling is being appealed by Bristol. The appeals process could take anywhere from several months to several years. Under U.S. laws, during the patent appeals process,

Bristol would retain U.S. patent rights to the disputed patents until all appeals are exhausted. Therefore, if the appeal is ultimately resolved in Bristol's favor, and the validity of Bristol's patents is upheld, generic competitors that have sold product could face substantial liability for patent infringement, and could be prevented from marketing paclitaxel in the U.S. using the patented method of administration for the life of the patent. If the decision of the lower court is upheld by the court of appeals, others will be allowed to sell generic paclitaxel for uses covered by the invalidated patent claims. Although Bristol has not yet sued Abbott or us over this issue, we believe that Bristol is likely to do so if the FDA accepts the Abbott ANDA. If the administration methods for generic paclitaxel are determined to infringe Bristol's patents, our strategy of obtaining approval for generic paclitaxel will not be viable.

In September 2000, we and Abbott filed a patent infringement suit in the U.S. District Court for the District of Colorado against Bristol alleging infringement by Bristol of two patents we own: U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel formulation. In November 2000 we amended the complaint to add U.S. Patent number 6,140,359 to the suit. Bristol has asserted defenses that, if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of these patents could have a material adverse affect on us. The trial is set for June 2002. We intend to vigorously prosecute the case.

We are aware of competitors and potential competitors who are pursuing patent protection for various aspects of the extraction, preparation, formulation, administration and production of natural, semisynthetic and synthetic paclitaxel. If our technology, products or activities are deemed to infringe the other companies' rights, we could be subject to damages or prevented from using the technology that is infringing other companies rights, or we could be required to obtain licenses to use that technology. We cannot be sure that we would be able to obtain those licenses on terms acceptable to us, or at all. If we were unable to obtain those licenses or were prevented from using our technology, we could encounter significant delays in product market introductions while we attempt to design around the patents or rights infringed, or we could find the development, manufacture or sale of products to be impossible, any of which would have a material adverse effect on us. In addition, we could experience a loss of revenue and incur substantial cost in defending ourselves and indemnifying Faulding or Abbott in patent infringement or proprietary rights violation actions brought against them. We could also incur substantial cost if we find it necessary to assert claims against third parties to prevent the infringement of our patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on us, even if the eventual outcome were favorable.

We also rely on trade secrets, know-how and continuing technological advancement to maintain our competitive position, including for the protection of our EIP technology, some of which is not patented. In addition, our success will depend in part on our ability to protect our trade secrets related to extracting, isolating and purifying paclitaxel. Although we have entered into confidentiality agreements with employees, consultants and collaborators, which contain assignment of invention provisions, no assurance can be given that others will not gain access to these trade secrets, that such agreements will be honored or that we will be able to effectively protect our rights to unpatented trade secrets. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Government Regulation and Product Approvals

Research, preclinical development, clinical trials, manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

The steps required before a pharmaceutical agent may be marketed in the U.S. include:

         preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies;

         the submission of an investigational new drug application to the FDA for human clinical testing, which must be accepted by the FDA before human clinical trials may commence;

         the carrying out of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate;

         the submission of a new drug application to the FDA; and

         FDA approval of the new drug application to allow us to conduct any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations. To supply products for use in the U.S., foreign manufacturing establishments must also comply with FDA regulations and are subject to periodic inspection by the FDA, or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds for toxicology testing must be formulated according to the FDA's regulations on Good Manufacturing Practices and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of some of the preclinical tests are submitted to the FDA as part of an investigational new drug application and are reviewed by the FDA before human clinical trials may begin. The investigational drug application must also contain protocols for clinical trials that will be carried out. If the FDA does not object to an investigational new drug application, the investiga tional new drug application becomes effective 30 days following its receipt by the FDA. At any time during this 30 day waiting period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the agency authorizes trials under specified terms. Such a halt, called a clinical hold, continues in effect until and unless the FDA's concerns are adequately addressed. In some cases, clinical holds are never lifted. Imposition by the FDA of a clinical hold can delay or preclude further product development.

The investigational new drug application process may be extremely costly and may substantially delay product development.

Clinical trials must be sponsored and conducted in accordance with good clinical practice under protocols and methodologies that:

         ensure receipt of signed consents from participants that inform them of risks; detail the protocol and objectives of the study; detail the parameters to be used to monitor safety; and detail the efficacy criteria to be evaluated.

Furthermore, each clinical study must be conducted under the supervision of a principal investigator operating under the auspices of an Institutional Review Board, or IRB, at the institution where the study is conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Sponsors, investigators and IRB members are obligated to avoid conflicts of interests and ensure compliance with all legal requirements.

Clinical trials typically are conducted in three sequential phases. In Phase I, the initial introduction of the drug into a small number of healthy volunteers is undertaken. The drug is evaluated for safety by assessing the adverse effects, dosage tolerance, metabolism, distribution, excretion and clinical pharma cology. The Phase I trial must provide pharmacological data that is sufficient to devise the Phase II trials. For certain drugs such as cancer drugs Phase I trials may be conducted in patients rather than healthy volunteers.

Phase II trials involve studies in a limited patient population in order to:

         obtain initial indications of the efficacy of the drug for specific, targeted indications;
         determine dosage tolerance and optimal dosage; and identify possible adverse affects and safety risks.

When a compound is determined preliminarily to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials can be undertaken to evaluate safety and efficacy endpoints further in expanded patient populations at geographically diverse clinical trial sites. Positive results in Phase II are no guarantee of positive results in Phase III.

The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a NDA, which must be complete, accurate and in compliance with FDA regulations. The approval of a new drug application permits commercial-scale manufacturing, marketing, distribution, exporting from the U.S. and sale of the drug in the U.S. The testing and approval process typically requires substantial time, effort and expense. The FDA may deny a new drug application filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied and thus, we may not be able to manufacture and sell the product in the U.S. Moreover, the FDA may require additional testing or information, or may require post-approval testing, surveillance and reporting to monitor the products. Notwithstanding any of the foregoing, the FDA may ultimately decide that a new drug application filed by us or our collaborators does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked if evidence subsequently emerges casting doubt on the safety or efficacy of a product or if the manufacturing facility, processes or controls do not comply with regulatory standards. Finally, an approval may involve limitations on the uses, labeling, dosage forms, distribution and packaging of the product.

Among the conditions for new drug approval is the requirement that the prospective manufacturer's quality control, record keeping, notifications and reporting and manufacturing systems conform to the FDA's regulations on current Good Manufacturing Practices, or cGMP, which requires substantial time, attention and financial resources. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance. Thus, even if regulatory approval for our paclitaxel is acquired, our current and any future facilities will be subject to periodic review and inspections by the FDA or the analogous regulatory authorities of other countries for compliance with cGMP or similar foreign regulatory standards. The FDA, the Australian TGA and the European EAEMP have inspected our manufacturing facilities and have found them to be in compliance with applicable regulations and to be acceptable suppliers of bulk paclitaxel. There can be no assurance that in the future the FDA or foreign regulatory authorities will find our current facilities, or facilities being constructed, to be in compliance with U.S. cGMP regulations or analogous foreign standards. Subsequent discovery of previously unknown problems with a product or our manufacturing facilities may result in restrictions, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements by us, Faulding, Abbott, Tzamal or any future strategic partner could, among other things, result in criminal prosecution and fines, product recalls, product seizures and operating restrictions

When patents or other periods of exclusivity on brand-name drugs expire, manufacturers can apply to the FDA to sell generic versions by submitting an ANDA. An ANDA contains the data required for the review of a generic drug product. Generic applicants submit information on the generic drug's chemistry, manufacturing steps, stability, quality control measures, packaging and labeling and show that the generic drug and the brand-name drug are equivalent. The FDA's review process for an ANDA may take from 6 to 24 months. If approved, an applicant may manufacture and market the generic drug product to provide a safe, effective, low-cost alternative for the American public. Along with Abbott, in March 2001 we filed an ANDA to permit us to begin marketing paclitaxel in the United States. We do not know when, if at all, the FDA will complete its approval process of our ANDA.

Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps associated with FDA approval described above.

To the extent required by the terms of our termination agreement with Ivax, we have supported and are required to continue to support the Ivax NDA in the U.S. and an equivalent filing in the European Union for a period co-incident with the original term of the Ivax Agreement. In this capacity, we have communicated with the FDA to discuss the biomass strategy employing plantation-grown yews and technical issues associated with our DMF submitted in support of the approval of its bulk drug product as part of the Ivax NDA.

We are also subject to U.S. statutes and regulations applicable to exporting drugs. Those laws authorize the export of a drug before marketing approval is obtained in the U.S. to any country, if the drug (i) complies with the laws of the importing country, and (ii) has valid marketing authorization by the appropriate authority in a country listed by the law, one of which is Australia. Our paclitaxel has received valid marketing authorization from Australia.

The adoption by federal, state or local governments of significant new laws or regulations or a change in the interpretation or implementation of existing laws or regulations relating to environmental or other regulatory matters could increase the cost of producing products, delay regulatory approval or otherwise adversely affect our ability to produce or sell our paclitaxel or other products. In addition, certain paclitaxel production has been opposed by the Oregon Natural Resources Council, or ONRC, because of their concern over Pacific yew in old growth forests. The ONRC and the FDA have reached an agreement on the National Environmental Policy Act, or NEPA, requirements for NDAs, ANDAs and INDs reporting clinical trials with more than 200 patients using paclitaxel from Pacific yew trees. The agreement provides that an applicant shall include an Environmental Assessment, or EA, which will identify all sources of Pacific yew which are expected to be harvested in connection with the manufacture of paclitaxel relating to the application. The FDA is to subject such EAs to the NEPA process and will complete and issue a Finding of No Significant Impact, or an Environmental Impact Statement and Record of Decision as required by NEPA, before approving any NDA or ANDA involving paclitaxel derived from or otherwise involving the Pacific yew tree. Because we rely on plantation-grown yews, and will not harvest any Pacific yew trees to manufacture paclitaxel for a U.S. marketed product, we believe that the ONRC-FDA agreement requirements can be met, and that these requirements will not jeopardize approval of any NDA that may be filed by us in the future. However, there can be no assurance that the ONRC and other environmental activist groups will not oppose our other activities, which may have the effect of delaying or halting production of our paclitaxel, which could have a material adverse effect on our business, financial condition and results of operations.

In addition to regulations enforced by the FDA, we are also subject to, among others, the regulations of the European Union, Canada, the Province of British Columbia, Israel, the governments in South America, the U.S. Environmental Protection Agency, the Department of Interior (U.S. Fish and Wildlife Services and the Bureau of Land Management), the Department of Agriculture (U.S. Forest Service) and other countries and regulatory agencies. Under the National Environmental Policy Act, certain U.S. agencies have prepared an Environmental Impact Statement that addresses the impact of harvesting wild Pacific yew trees, including cutting down Pacific yew trees on federally-managed land. We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result.

We have filed confidential DMFs and other documents describing portions of our proprietary manufactur ing processes with regulatory agencies in the U.S., Australia, Canada and Europe, relating to our manufacture of our paclitaxel. Faulding, referring to our Australian DMF, has received marketing approval in Australia and other countries for our paclitaxel for treating refractory ovarian and breast cancers.

Ivax, using our U.S. DMF, filed an IND with the FDA in June 1994, relating to our paclitaxel and began its Phase I clinical trials relating to our paclitaxel in the U.S. in October 1994. Ivax began Phase II/III clinical trials in May 1995. In 1997, Ivax filed the Ivax NDA seeking commercial approval to sell our paclitaxel in the U.S.. On December 24,1997, the FDA ruled on the Ivax NDA and determined that our paclitaxel was safe and effective in the treatment of Kaposi's sarcoma, but denied Ivax the authority to market our paclitaxel for seven years from the date Bristol received its Kaposi's sarcoma approval due to Bristol's prior orphan drug approval for that indication. No assurance can be given, however, that our paclitaxel will prove to be safe and effective in future clinical trials, or that we will be able to obtain approval to market our paclitaxel in the U.S. or other countries.

We filed an IND in May 1998, and initiated clinical trials of our paclitaxel for three indications in June 1998 and March 1999. These studies were not specifically designed to support an NDA filing. There can be no assurance that these trials will demonstrate our paclitaxel to be safe or effective. In March 2001 we and Abbott filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration for paclitaxel.

Research and Development

During the years ended December 31, 1998, 1999 and 2000, we spent approximately $10 million, $12 million and $14.3 million respectively, on research and development activity and to produce paclitaxel. Research and development is expected to remain a significant expense of our business. In the short term, research and development is expected to concentrate on clinical trials, improvement of paclitaxel yield, production cost reduction, development of our semisynthesis process for paclitaxel production, and yield improvement in our paclitaxel production methodology for processing needles, limbstock and roots. In addition, we are actively engaged in genomics research targeted at creating genetic therapeutics targeting human disease, technology directed at improving plant traits and developing technology useful in functional genomics and diagnostics. We plan to contract out research considered essential but for which we lack facilities or staff. We continue in early stage research and development of other potential natural product cancer chemotherapeutic drugs with novel mechanisms of action. We are assessing late-stage pharmaceutical product development opportunities in an effort to expand our pipeline of new products.

Foreign and Domestic Operations; Export Sales

The following table sets forth, for the past three years, revenue, profitability (operating loss), and identifiable assets attributable to our U.S. and foreign operations (amounts in thousand dollars):



                                                          Year Ended December 31,
                                               2000              1999             1998
                                               ----              ----             ----

Sales to Unaffiliated Customers
         U.S.                               $  8,148          $  7,592         $  4,498
         Canada                                  -                 -                454
                                           ----------        ---------           -------
         Total Sales (1)                       8,148             7,592            4,952

Operating Loss
         U.S.                               $(16,128)         $(10,624)        $(12,852)
         Canada                                  (79)             (165)            (526)

Identifiable Assets
         U.S.                               $ 34,959          $ 16,095         $ 23,260
         Canada                                3,042             3,162            2,406
------------

(1) Includes export sales to Australia of $7,720 in 2000, $5,121 in 1999 and $2,189 in 1998.

Sales from Canada included sales of product manufactured and shipped from NaPro Canada, our Canadian subsidiary. Such products sold by NaPro Canada to us were then re-sold to Faulding for use outside the U.S. Such "exported" products never physically entered the U.S.. We suspended Canadian manufacturing operations in 1998.

Sales of our paclitaxel into foreign markets accounted for approximately 48% of our revenue for the year ended December 31, 1998, 68% of our revenue for the year ended December 31, 1999 and 98% of our revenue for the year ended December 31, 2000. We anticipate that a lower portion of our revenue will be derived from sales of our products in foreign markets in future years. Pending regulatory approval, we anticipate sales to Abbott will begin in 2001.

However a substantial portion of our revenue and operations will continue to be subject to the risks associated with foreign business, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in, the level of customs duties, export quotas, drug regulatory restrictions or other regulatory or trade restrictions could have a material adverse effect on us.

Employees

As of March 5, 2001, we had 121 full-time employees, 3 part-time employees, and 2 project employees. 11 of these employees hold Ph.D. or M.D. degrees. 29 employees were engaged in drug development, 26 in quality assurance, 43 in manufacturing, 22 in administration and finance, 4 in regulatory affairs, and 2 in legal. We believe that our relations with our employees are good.

                                     Item 2

                                   Properties

We lease 54,000 square feet of space in Boulder, Colorado, that is used for executive offices, research and development and commercial manufacturing. We lease an additional 17,000 square feet of space in Boulder, Colorado that is used for manufacturing and 20,000 square feet of warehouse space in Weld County, Colorado. We anticipate that we may lease or purchase and develop additional manufacturing capacity.


                                     Item 3

                                Legal Proceedings

In September 2000 we and Abbott filed a patent infringement suit in the U.S. District Court for the District of Colorado against Bristol alleging infringement of U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel. In November 2000 we amended the complaint to add U.S. Patent number 6,140,359 to our claims of patents that Brisol is infringing. Bristol has asserted defenses that if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents would have a material adverse affect on us. The trial is set for June 2002. We intend to vigorously prosecute the case.

Existing regulatory approvals have a direct impact on the clinical and marketing strategy we are pursuing.

In December 1992, Bristol obtained NDA approval in the U.S. for its paclitaxel product. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel that gains approval through an NDA process is granted a five-year period of marketing exclusivity, which prevents submission by another party of an ANDA for generic substitutes until such period of exclusivity expires. Bristol's exclusivity period in the United States expired in December 1997. However, additional Waxman-Hatch Act provisions may result in an additional 30 month delay in the approval of an ANDA if the sponsor (in this case Bristol) has listed a patent related to the product with the FDA, and institutes a lawsuit based on that patent prior to the time that a generic approval is received. Bristol currently has several patents related to paclitaxel listed. In March 2001, we and Abbott filed an ANDA for paclitaxel with the FDA. If Bristol files a lawsuit against us or Abbott based upon those patents, Abbott's ANDA approval in the United States could be delayed. A statute comparable to the Waxman-Hatch Act exists in Europe, although the related period of exclusiv ity is ten years. Bristol's European exclusivity period ends in 2003.


                                     Item 4

                     Matters Submitted to Stockholders' Vote

None

                                     Part II

                                     Item 5

               Market Information and Related Stockholder Matters

Market Information

Our common stock is traded in the Nasdaq National Market under the symbol "NPRO." The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock.


                                  High            Low
2000  Fourth Quarter            $12  1/4         $ 5 1/4
      Third Quarter              11                5 1/8
      Second Quarter              8  5/8           2 1/2
      First Quarter              10  1/2           2 1/2
1999  Fourth Quarter            $ 3  7/16        $ 2 3/16
      Third Quarter               3  7/8           1 21/32
      Second Quarter              2  3/16          1 5/8
      First Quarter               2  1/2           1 3/8

Stockholders

As of December 31, 2000, there were approximately 257 stockholders of record.

Dividends

To date, we have not paid any dividends on the common stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future, if at all.

Recent Sales of Unregistered Securities

In November 2000 we closed a private placement of 2,000,000 shares of common stock. As an issuance to accredited investors not involving any public offering, the issuance was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

In November 2000 we issued 100,000 shares of common stock in partial consideration for the licensing of technology. As an issuance to accredited investors not involving any public offering, the issuance was exempt under
Section 4(2) of the Securities Act and Regulation D thereunder.

In February 2000 and March 2000, we issued a total of 11,000 shares of common stock upon exercise of stock options by our former directors.

                                     Item 6

                             Selected Financial Data

The selected financial data presented below for each year in the five years ended December 31, 2000, are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with the consolidated financial statements at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

                                                                         Year Ended December 31,
                                                       2000         1999         1998         1997         1996
                                                       ----         ----         ----         ----         ----
                                                                  (In thousands, except per share data)
Statement of Operations Data:
Product Sales                                        $  8,148     $  7,592     $  4,952     $  3,814     $  3,473
                                                     ---------    ---------    --------     --------     --------

Operating Expense:
     Research, development and cost of products sold   14,335       12,047        9,973       11,769        6,837
     General and administrative                         7,815        6,188        6,458        5,992        3,712
     (Gain) loss on retirement of assets                2,245          146        1,899         (141)          27
                                                  ------------  -----------   ---------- ------------  -----------
          Total operating expense                      24,395       18,381       18,330       17,620       10,576
                                                    ----------   ----------   ---------    ----------    ---------
Operating loss                                        (16,247)     (10,789)     (13,378)     (13,806)      (7,103)
Other income (expense):
     License fees                                         -          2,320       11,110          -            -
     Interest income                                      372          309          550          494          651
     Interest expense                                    (750)        (842)        (902)      (2,161)        (373)
                                                   -----------    ---------  -----------  -----------   ----------
Net loss                                             $(16,625)    $ (9,002)    $ (2,620)    $(15,473)    $ (6,825)
                                                     =========    =========   ==========    =========    =========
Net loss attributable to common stockholders         $(16,625)    $(10,213)    $ (3,212)    $(15,537)    $ (6,825)
                                                     =========    =========   ==========    =========    =========
Basic and diluted net loss per share                 $   (.69)    $  (0.50)    $  (0.22)    $  (1.28)    $  (0.68)
                                                   ===========   ==========   ==========   ==========    =========
Weighted average shares outstanding                    23,924       20,554       14,642       12,104        9,973
                                                    ==========   ==========    =========    =========    =========

                                                                           Year Ended December 31,
                                                       2000         1999         1998          1997         1996
                                                       ----         ----         ----          ----         ----
                                                                               (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term securities     $ 18,982     $  1,937     $  7,441     $  8,102     $ 14,767
Working capital                                        23,168        2,915        7,121       (2,485)      14,224
Total assets                                           38,001       19,257       25,666       30,358       25,021
Long term debt, net of current maturities              14,953        4,723           80          480          751
Senior convertible debt, long term portion                -            -          5,176          -            -
Senior convertible redeemable preferred stock             -            -          3,805        4,344          -
Minority interest                                         -            622          622        2,574        3,715
Accumulated deficit                                   (69,245)     (52,620)     (43,618)     (40,998)     (25,525)
Stockholders' equity                                   18,587       11,133       10,884        7,262       16,569

                                     Item 7

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of NaPro BioTherapeutics, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the "Reform Act".
See "Special Note Regarding Forward Looking Statements."

General

We are a biopharmaceutical company focused on the development, production and licensing of complex natural product pharmaceuticals as well as the development and licensing of novel genetic technologies for applications in human therapeutics and diagnostics, pharmacogenomics and agribiotechnology. Natural product substances have been, and continue to be, the primary source of new prototype chemotherapeutic anti-cancer agents. Our lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. In addition to our efforts with paclitaxel and genetics, we are also working on several types of compounds which have promising activity as anti-cancer agents. We believe some of these agents function by new and novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in- licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products . Our evaluations of new products and technologies may involve examination of individual molecules, classes of compounds or platform technologies, in the cancer field and otherwise. Acquisitions of new products or technology may involve the purchase of, or merger with, other companies.

We continue to incur substantial expense for research and development related to preclinical and clinical studies, improving manufacturing processes and other development activity. Accordingly, we have incurred significant operating losses, including operating losses of approximately $16.2 million, $10.8 million and $13.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, resulting in an accumulated deficit of $69.2 million as of December 31, 2000. We expect that we will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with our paclitaxel biomass procurement, product development and research and development activities. We anticipate that operating losses will continue until such time, if ever, as we are able to generate sufficient revenue to support our operations.

In March 1998, we and Ivax Corporation terminated marketing between the two companies.

Primarily, our ability to generate sufficient revenue to support our operations depends upon the successful completion of our paclitaxel development program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. On July 23, 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug and clinical trials are conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001 we and Abbott filed an ANDA with the FDA for paclitaxel.

In connection with the Abbott agreement, we may receive total funding of up to $122 million in the form of development and marketing milestone payments, a secured loan and equity investments. In July 1999 we received an initial $1 million fee. Through December 31, 2000, Abbott has purchased 1,111,111 shares of our common stock for a total purchase price of $6 million.

Contingent upon our successful achievement of all development milestones, including the payments received through 2000, we could receive up to $45 million consisting of $34 million in development fees and up to $11 million for the purchase of 2 million shares of our common stock.

In addition, we have access to a total of $20 million under a secured loan arrangement with Abbott, including draws through 2000 of $15.1 million. The loan bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The loan is limited to a borrowing base of collateral ized assets, recomputed monthly. Substantially all of our hard assets are collateralized as security for the loan.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, we may receive additional milestone payments from Abbott in the range of zero up to $57 million. We cannot assure that regulatory approval or sales thresholds will be achieved.

Under terms of the agreement, Abbott will purchase bulk drug from us. If the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to us, less Abbott's payments for purchase of bulk drug. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make payments to us.

In 1992 we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company, for the clinical development, sale, marketing and distribution of our paclitaxel. Faulding, with 2000 sales of approximately $1.2 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Southeast Asia and other countries throughout the world. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001 we entered into a separate agreement with Faulding covering development and sale of our paclitaxel in Europe. Including the new agreement for Europe, the Faulding territory includes substantially all of the world other than the U.S., Canada, Japan, Israel and the former Soviet Union. Faulding has received marketing approval for, and is selling our paclitaxel as ANZATAX in, more than 20 countries.

In Europe, we are responsible for regulatory filings and will supply paclitaxel raw material exclusively to Faulding to formulate and finish the product. We cannot assure that we will receive regulatory approval in Europe. Should we receive approval, Faulding will then market and sell the final proprietary paclitaxel formulation in Europe. Under the agreement, Faulding paid an up-front licensing fee to us of $7.5 million. We will share equally the net sales of the product in Europe.

In anticipation of final FDA approval for commercial sales, we have completed construction of our redesigned manufacturing facilities in Boulder, Colorado. We cannot assure, however, that our paclitaxel will receive regulatory approval or be successfully marketed.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
---------------------------------------------------------------------
Sales. 2000 sales were $8.1 million, up $500,000 from 1999. Sales to Faulding for 2000 were $7.7 million, up $2.6 million from 1999. The increase was mainly due to an increase in the number of countries in which Faulding is licensed to sell paclitaxel. Sales to Ivax, as a result of the termination agreement, ended in the third 1999 quarter. We plan no future paclitaxel sales to Ivax. Pending regulatory approval, we anticipate sales to Abbott will commence in 2001.

Research and Development and Cost of Products Sold. Research and development expense and cost of product sold for 2000 was $14.3 million, up by $2.3 million from 1999. The increase resulted primarily from a one-time charge of $800,000 for the startup cost of our Boulder, Colorado paclitaxel extraction facility and an increased cost of clinical trials, partially offset by decreased cost associated with develop ment of the semisynthetic manufacturing process. Our production process is not distinct from our research and development processes. Accordingly, the cost of products sold is included in our research and development expense.

General and Administrative Expense. General and administrative expense for 2000 was $7.8 million, up $1.6 million from 1999. The increase is attributable primarily to increased compensation, increased regulatory expense and increased recruiting expense.

Loss on Disposal of Assets. Loss on disposal of assets for 2000 was $2.2 million, up $2.1 million from 1999. The increase was attributable to prior construction cost that had no applicability in the redesign of the manufacturing facilities in Boulder, Colorado.

License Fee Income. License fees for 1999 were $2.3 million. There was no similar amount in 2000. The 1999 amount included $1 million in milestone payments under the Abbott agreement. The remainder of the 1999 license fees were paid under the terms of the Ivax termination agreement. We expect no further payments under the Ivax agreement. Although license fees and milestone payments are unusual and may be non-recurring, $7.5 million was received under the Faulding European agreement in the first quarter of 2001.

Interest Income. Interest income for 2000 was $400,000, up $100,000 from 1999. The increase is primarily attributable to higher overall balances of interest bearing investments.

Interest Expense. Interest and other expense for 2000 was $800,000, the same as 1999. Decreased interest on the senior convertible debt because of the final conversion was offset by interest on the Abbott loan.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------
Sales. 1999 sales were $7.6 million, up $2.6 million from 1998. Sales to Faulding for 1999 were $5.1 million, up $2.9 million from 1998. The increase was partially due to an increase in the number of countries in which Faulding is licensed to sell paclitaxel. The increase was also partially due to the timing of product shipments and to inventory fluctuations of our strategic partners. Sales to Ivax, as a result of the termination agreement, ended in the third 1999 quarter.

Research, Development and Cost of Products Sold. Research and development expense and cost of products sold for 1999 was $12 million, up by $2 million from 1998. The increase resulted primarily from an increase in clinical trial activity and increased cost associated with development of the semisynthetic manufacturing process. Our production process is not distinct from our research and development processes. Accordingly, the cost of products sold is included in our research and develop ment expense.

General and Administrative Expense. General and administrative expense for 1999 was $6.2 million, down $300,000 from 1998. The decrease is attributable primarily to a decrease of $700,000 in legal expense related to European patent litigation, partially offset by increased compensation and increases in retirement plan contributions.

Loss on Disposal of Assets. Loss on disposal of assets for 1999 was $100,000, down $1.8 million from 1998. The decrease was attributable to the losses in 1998 resulting from the suspended construction on the Boulder, Colorado manufacturing facilities and from the closure of the contract extraction facility on Prince Edward Island, Canada.

License Fee Income. License fees for 1999 were $2.3 million, down $8.8 million from 1998. The 1999 amount included $1 million in milestone payments under the Abbott agreement. The remainder of the 1999 license fees and all of the 1998 license fees were paid under the terms of the Ivax termination agreement. License fees and milestone payments are unusual and may be non-recurring. We expect no further payments under the Ivax agreement.

Interest Income. Interest income for 1999 was $300,000, down $200,000 from 1998. The decrease is primarily attributable to lower overall balances of interest bearing investments.

Interest Expense. Interest and other expense for 1999 was $800,000, down $100,000 from 1998. The decrease is primarily attributable to the decreased interest on senior convertible debt that was converted into shares of our common stock, partially offset by interest on the Abbott loan.

Liquidity and Capital Resources

Our capital requirements have been, and will continue to be, significant. As of December 31, 2000, we had a working capital balance of $23.2 million compared to a working capital balance of $2.9 million as of December 31, 1999. We have a $20 million secured borrowing arrangement with Abbott, of which $15.1 million had been drawn as of December 31, 2000. To date, we have funded our capital require ments primarily with the net proceeds of public offerings of our common stock of approximately $21.1 million, with private placements of our equity securities of approximately $49.8 million, with the exercise of warrants and options of $6.5 million, with net borrowings of $15.1 million, and with loans and advances from our stockholders and strategic partners.

Our existing capital, projected 2001 sales, anticipated license fees and milestone payments, and available borrowing under the Abbott loan are expected to provide adequate capital to fund our operations and capital expenditures in 2001. However, pharmaceutical development is a costly and time consuming process. We are actively pursuing additional partners to assist in the development and marketing of our products, and may seek other forms of long-term financing should such financing become available on acceptable terms. We may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. As a result, we may need to attract substantial amounts of capital. We cannot assure that we will be able to do so.

In November 2000, we completed a private placement to accredited investors of 2 million shares of our common stock for an aggregate purchase price of $17.5 million; we received net proceeds of $16.3 million. We registered the resale of the stock with the SEC.

Working Capital and Cash Flow Cash and cash equivalents increased $17.1 million to $19 million for the year ended December 31, 2000 from $1.9 million at December 31, 1999. Net cash used by 2000 operations of $10.5 million and by investing activity of $3.6 million was offset by financing activity of $31.2 million.

Inventory was $6.3 million at December 31, 2000. The amount of work-in-progress inventory and finished goods inventory is dependent on a number of factors, including the shipping requirements of our strategic partners and its production planning for meeting those needs. Inventory balances may vary significantly during product development and launch periods.

We anticipate that the level of our accounts receivable may increase significantly as we anticipate the regulatory approval to sell paclitaxel in the U.S.

Capital Expenditures We spent $3.6 million during 2000 for capital projects. These expenditures primarily included the extraction facility, plantation cost and laboratory equipment.

The amount and timing of future capital expenditures will depend upon numerous factors, including:

     the cost of manufacturing scale-up for paclitaxel; the development of new products; the cost of manufacturing resources for new products; the nature of our relationship with our strategic partners; the establishment of additional strategic relationships; the progress of our research and development programs; the magnitude and scope of these activities;
     the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellec tual property rights; competing technological and marketing developments; and changes in or terminations of existing strategic relationships.

For 2001 we are anticipating significant expenditures for improving efficiency and expanding capacity at our existing facilities. We are also expecting to complete the design for, and begin construction of, a new large-scale facility during 2001. The expanded scope of our research and development activity will require significant additions to laboratory equipment. All of these factors, and others, lead us to expect a significant increase in capital expenditures in 2001. Although we may seek additional long-term financing to fund the increases in capital expenditures, there can be no assurances that we can obtain such financing on terms which are economically viable for us.

Net Operating Loss Carryforwards As of December 31, 2000, we had approximately $59 million of net operating loss carryforwards to offset future taxable income. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders.

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

     statements concerning our plans, objectives and future economic prospects, such as matters relative to seeking and obtaining additional strategic partners and developing new products; the availability of patent and other protection for our intellectual property; the completion of preclinical studies, clinical trials and regulatory filings; the prospects for, and timing of, regulatory approvals; the need and plans for, and availability of, additional capital; the amount and timing of capital expenditures; the timing of product introductions and sales; the availability of raw materials; prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

     the inability to obtain regulatory approvals for paclitaxel or a delay in such approvals; competition from Bristol and other existing and new producers of paclitaxel and other drugs; technological advances in cancer treatment and drug development that may obsolesce paclitaxel; the risks associated with patent litigation; the ability to obtain rights to technology; the ability to obtain and enforce patents;

     the ability to maintain trade secrets;
     the ability to obtain raw materials and commercialize manufacturing processes; the effectiveness of our paclitaxel and other pharmaceuticals we develop in treating disease; the results of preclinical and clinical studies; the results of research and development activities; the ability to purchase or license new products; the successful development of new products; the business abilities and judgment of our management and other personnel; the ability to hire skilled personnel to perform research and development and to run our manufacturing operations; the ability of contract manufacturers to perform adequately under anticipated contracts; changes in and compliance with governmental regulations; the decision-making processes of regulatory agencies; the effect of capital market conditions and other factors on capital availability for us and other biopharmaceutical companies; the ability of Abbott, Faulding and Tzamal to perform their obligations under their existing agree ments with us; our ability to perform our obligations under our existing agreements with Abbott, Faulding and Tzamal; our ability to establish a relationship with a capable strategic partner to develop and market our paclitaxel in Japan; our limited relevant operating history upon which an evaluation of our prospects can be made; the effect on our revenue, cash flow and earnings from foreign exchange rate fluctuations; adverse economic and general business conditions; and other factors referenced in this report and in our registration statement filed December 1, 2000.

These factors are not intended to be an all-inclusive enumeration of the business risks we face. Reference is also made to the risk factors discussed in our registration statement filed with the Securities and Exchange Commission on December 1, 2000. The forward-looking statements included in this report represent our view as of the date of this report. The reader should not assume that the statements made herein remain accurate at any future date. We do not intend to update these statements and undertake no duty to any person to make any update under any circumstance.


                                     Item 7A

           Quantitative and Qualitative Disclosures about Market Risk.

During 2000, virtually all of our revenue resulted from sales of our paclitaxel to Faulding. We anticipate sales to Abbott in 2001; however, sales to Faulding will remain significant.

Faulding purchases our paclitaxel from us at a price that varies in proportion to the price at which Faulding sells our paclitaxel. Under our agreement with Faulding, we are paid a fixed percentage of Faulding's sales price for paclitaxel supplied for commercial use. In March of each year, Faulding estimates the sales price it will receive for paclitaxel sales in the upcoming year, and, based upon that estimate, we determine the price we will charge Faulding for paclitaxel. We recognize the corresponding revenue at the time of shipment of our paclitaxel to Faulding, based upon the intended use indicated by Faulding on its purchase orders. However, Faulding may or may not use the product in accordance with the original use stated on its purchase orders. Additionally, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro on its purchase orders. On or about May 31, 2001, Faulding will communicate to us the final amount and type of sales made during the period beginning on April 1, 2000 and ending on March 31, 2001, and an adjustment will be calculated that may increase or decrease our revenue from sales of products to Faulding during this period.

Faulding's sales are made in the currencies of each of the countries in which it sells our paclitaxel. As a result, our revenue from sales is affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. One of Faulding's largest single markets is Australia, accounting for approximately 24% of Faulding's commercial sales during the period beginning March 31, 1999 and ending March 31, 2000. In the past, fluctuations in various currencies, especially the Australian dollar, were a significant factor in reductions in the price we charge Faulding. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Faulding, there could be a material adverse effect on our earnings and cash flow.

To the extent our efforts in developing additional international markets are successful, we may face similar foreign currency exchange risk as that described above for Faulding.

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

                                     Item 9

                  Changes in and Disagreements with Accountants

None


                                    Part III

                                     Item 10

                        Directors and Executive Officers

The information concerning our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders (the "Proxy Statement").

                                     Item 11

                             Executive Compensation

The section entitled "Executive Compensation" appearing in our Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promul gated by the SEC.

                                     Item 12

         Security Ownership of Certain Beneficial Owners and Management

The section labeled "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" appearing in our Proxy Statement is incorporated herein by reference.

                                     Item 13

                 Certain Relationships and Related Transactions

The section labeled "Certain Relationships and Related Transactions" appearing in our Proxy Statement is incorporated herein by reference.

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

Exhibits and Reports on Form 8-K

We filed a Current Report on Form 8-K dated October 31, 2000 which included a report on Item 5.


Exhibit
Number   Description of Exhibit

3.1      Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996 (1)
3.2      Certificate of Amendment dated September 29, 1998 to the Amended and Restated Certificate of
         Incorporation of the Company (2)
3.3      Certificate of Amendment dated September 13, 2000 to the Amended and Restated Certificate of
         Incorporation of the Company (3)
3.4      Certificate of Designation for Convertible Preferred Stock, Series A (4)
3.5      Certificate of Designation for Series B Junior Participating Preferred Stock (5)
3.6      Certificate of Designation of Series C Senior Convertible Preferred Stock (6)
3.7      Bylaws of the Company as amended through December 2000
4.1      Common Stock Certificate (7)
4.2      Rights Agreement dated as of November 8, 1996 between the Company and
         American Stock Transfer and Trust Company, as Rights Agent (8)
4.3      The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.7.
10.1*    Company's 1993 Stock Option Plan (7)
10.2*    Amendment dated December 11, 2000 to the Company's 1993 Stock Option Plan.
10.3*    Company's 1994 Long-Term Performance Incentive Plan, as amended May 28, 1998 (2)
10.4*    Amendment dated December 11, 2000 to the Company's 1994 Long-Term Performance Incentive Plan
10.5*    Employment Agreement effective October 5, 1998 between the Company and Leonard P. Shaykin (9)
10.6*    Employment Agreement effective October 5, 1998 between the Company and Sterling K. Ainsworth (9)
10.7*    Employment Agreement effective October 5, 1998 between the Company and Patricia A. Pilia (9)
10.8*    Employment Agreement effective October 5, 1998 between the Company and Gordon H. Link (9)
10.9*    Employment Agreement effective October 5, 1998 between the Company and David L. Denny (9)
10.10*   Employment Agreement effective October 5, 1998 between the Company and Kai P. Larson (10)
10.11*   Employment Agreement effective October 5, 1998 between the Company and James D. McChesney (9)
10.12*   Stock Option Agreement with Sterling K. Ainsworth (7)
10.13*   Stock Option Agreement with Patricia A. Pilia (7)
10.14    Second Amended and Restated Master Agreement dated June 5, 2000 between the Company and
         F.H. Faulding & Co., Ltd. (11)
10.15+   European Agreement dated March 2, 2001 between the Company and F.H. Faulding & Co., Ltd.
10.16    Development, License and Supply Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories. (15)
10.17    Loan and Security Agreement dated July 23, 1999 by and between the Company and Abbott
         Laboratories. (15)
10.18    Stock Purchase Agreement dated July 23, 1999 by and between the Company and Abbott
         Laboratories. (15)
10.19    Amendment dated June 23, 2000 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories. (16)





10.20    Amendment dated June 23, 2000 to Stock Purchase Agreement by and between the Company and
         Abbott Laboratories. (16)
10.21+   License Agreement dated November 21, 2000 by and between the Company and The University of Delaware and Thomas Jefferson University.
10.22    Lease dated October 16, 1995 between the Company and Gunbarrel Facility L.L.C. (12)
10.23    First Amendment to Lease November 27, 1995 between the Company and Gunbarrel Facility L.L.C. (12)
10.24    Services and Supply Agreement dated as of December 1, 1993 between the Company and Pacific
         BioTechnologies Inc. (7)
10.25    Agreement dated March 29, 1996 between the Company and Pacific BioTechnologies Inc. (12)
10.26    Letter Agreement dated August 14, 1999 between the Company and Pacific BioTechnologies Inc. (10)
10.27    Culture Agreement dated March 1, 1996 between Zelenka Nursery, Inc. and the Company (13)
10.28    Agreement for Sale, Harvest and Storage of Nursery Stock dated May 1, 1996 between Zelenka
         Nursery, Inc. and the  Company (13)
10.29    Culture Agreement dated March 1, 1997 between Zelenka Nursery, Inc. and the Company (14)
10.30    Lease Agreement dated March 1, 1997 between Zelenka Nursery, Inc. and the Company (14)
10.31    Agreement for Sale, Harvest and Storage of Nursery Stock dated March 1, 1997 between Zelenka
         Nursery, Inc. and the Company (14)
10.32    Culture Agreement dated July 26, 1997 between Cass-Mill, Inc. and the Company (10)
10.33    Lease Agreement dated April 28, 2000 between Cass-Mill, Inc. and the Company
10.34    Form of Subscription Agreement including Registration Rights
21.1     List of Subsidiaries
23.1     Consent of Ernst & Young LLP
--------------------------------------------------------------
* A management compensation plan.
+ The Company is applying for confidential treatment with respect to portions of these exhibits.

(1)    Incorporated herein by reference to the Company's Annual Report on Form
       10-K filed with the Commission for the year ended December 31, 1996 (File
       No. 0-24320).
(2)    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1998 (File No. 0-24320).
(3)    Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000. (File No. 0-24320).
(4)    Incorporated herein by reference to the Company's Quarterly Report on
       Form 10-Q filed with the Commission for the quarter ended June 30, 1995
       (File No. 0-24320).
(5)    Incorporated herein by reference to the Company's November 8, 1996 Current Report Form 8-K
       (File No. 0-24320).
(6)    Incorporated herein by reference to the Company's Registration Statement on Form S-3, filed on
       December 16, 1997 (No. 333-42419).
(7)    Incorporated herein by reference to the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (No. 33-78016).
(8)    Incorporated herein by reference to the Registration Statement of the Company on Form 8-A, filed with the Commission on November 26, 1996 (File No. 0-24320).
(9)    Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending  September 30, 1998 (File No. 0-24320).





(10)   Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 1999 (File No. 0-24320).
(11)   Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000 (File No. 0-24320).
(12)   Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1995 (File No. 0-24320).
(13)   Incorporated herein by reference to the Registration Statement on Form S-1 of the Company filed with the Commission on August 1, 1996 (No. 333-3051).
(14)   Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1996 (File No. 0-24320).
(15)   Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 23,
       1999  (File No. 0-24320).
(16)   Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000 (File No. 0-24320).


                                   Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this report on Form 10-K to be signed on its behalf.

NAPRO BIOTHERAPEUTICS, INC.

By:  /s/ Leonard P. Shaykin                                                                         March 30, 2001
----------------------------
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the Exchange Act, this report has been signed on behalf of NaPro and in the capacities indicated.

/s/ Leonard P. Shaykin                         Chairman of the Board of Directors,                  March 30, 2001
-----------------------------------            Chief Executive Officer
Leonard P. Shaykin

/s/ Sterling K. Ainsworth                      Vice Chairman, President,                            March 30, 2001
-----------------------------------            Chief Scientific Officer, Director
Sterling K. Ainsworth, Ph.D.

/s/ Patricia A. Pilia                          Executive Vice President,                            March 30, 2001
---------------------------------------        Director
Patricia A. Pilia, Ph.D.

/s/ Gordon H. Link, Jr.                        Vice President,                                      March 30, 2001
-----------------------------------            Chief Financial Officer
Gordon H. Link, Jr.                            (Principal Financial Officer)

/s/ Robert L. Poley                            Controller                                           March 30, 2001
-------------------------------------          (Principal Accounting Officer)
Robert L. Poley

/s/ Edward L. Erickson                         Director                                             March 30, 2001
----------------------------------
Edward L. Erickson

/s/ Arthur H. Hayes, Jr.                       Director                                             March 30, 2001
-----------------------------------
Arthur H. Hayes, Jr., M.D.

/s/ Marc J. Ostro                              Director                                             March 30, 2001
--------------------------------------
Marc J. Ostro

/s/ Richard N. Perle                           Director                                             March 30, 2001
-------------------------------------
The Honorable Richard N. Perle

/s/ Robert E. Pollack                          Director                                             March 30, 2001
-------------------------------------
Robert E. Pollack, Ph.D.


                                     - 36 -

                                   NaPro BioTherapeutics, Inc. and Subsidiaries

                                               Financial Statements


                                   Years ended December 31, 2000, 1999 and 1998



Index to Financial Statements

Report of Independent Auditors...........................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheet...............................................F-3
Consolidated Operations Statement........................................F-5
Consolidated Stockholders' Equity Statement..............................F-6
Consolidated Cash Flow Statement.........................................F-10
Notes to Consolidated Financial Statements ..............................F-12

                         Report of Independent Auditors


The Board of Directors and Stockholders
NaPro BioTherapeutics, Inc.

We have audited the accompanying consolidated balance sheet of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated operations statement, stockholders' equity statement, and cash flow statement for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flow for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG LLP

Denver, Colorado
February 22, 2001, except for Note 11, as to which the date is March 13, 2001



                                   NaPro BioTherapeutics, Inc. and Subsidiaries

                                            Consolidated Balance Sheet



                                                                                        December 31,
                                                                               2000                   1999
                                                                               ----                   ----

Assets
Current assets:
       Cash and cash equivalents                                             $18,982,000           $ 1,937,000
       Accounts receivable                                                     1,413,000             1,416,000
       Inventory:
              Raw materials                                                    2,409,000               129,000
              Work-in-process                                                  1,438,000               481,000
              Finished goods                                                   1,926,000             1,578,000
                                                                            ------------           -----------
                                                                               5,773,000             2,188,000
       Prepaid expense and other                                               1,461,000               153,000
                                                                            ------------          ------------
Total current assets                                                          27,629,000             5,694,000

Property and equipment, at cost:
       Plantation cost                                                         5,465,000             4,953,000
       Laboratory equipment                                                    5,267,000             3,010,000
       Leasehold improvements                                                  5,962,000             4,478,000
       Office equipment and other                                                782,000               654,000
       Construction in progress                                                  398,000             3,882,000
                                                                           -------------          ------------
                                                                              17,874,000            16,977,000
       Accumulated depreciation                                                8,237,000             6,284,000
                                                                            ------------          ------------
Property and equipment, net                                                    9,637,000            10,693,000

Inventory:
       Raw materials                                                             484,000             1,562,000
       Work-in-process                                                               -                 892,000
                                                                       -----------------         -------------
                                                                                 484,000             2,454,000
Other assets        251,000                                                      416,000
              -------------                                                -------------
Total assets  $38,001,000                                                    $19,257,000
              ===========                                                    ===========



                                   NaPro BioTherapeutics, Inc. and Subsidiaries

                                            Consolidated Balance Sheet

                                                                                        December 31,
                                                                                2000                  1999
                                                                                ----                  ----
Liabilities and stockholders' equity Current liabilities:
       Accounts payable                                                     $ 3,371,000           $ 2,174,000
       Accrued payroll and payroll taxes                                        955,000               557,000
       Notes payable--current (Note 2)                                          135,000                48,000
                                                                           -------------        --------------
Total current liabilities                                                     4,461,000             2,779,000

Notes payable--long term (Note 2)                                            14,953,000             4,723,000

Commitments and contingencies (Note 9)

Minority interest  (Note 6)                                                         -                 622,000

Stockholders' equity (Note 6):
       Preferred stock,$.001 par value:
              Authorized shares--2,000,000                                          -                     -
       Nonvoting common stock, convertible on disposition
              into voting common stock, $.0075 par value:
              Authorized shares--1,000,000
              Issued and outstanding shares--395,000
              in 2000 and 1999                                                    3,000                 3,000
       Common stock, $.0075 par value:
              Authorized shares-45,000,000 in 2000,
              30,000,000 in 1999
              Issued shares--26,758,144 in 2000,
              23,482,671 in 1999                                                201,000               176,000
       Additional paid-in capital                                            88,970,000            65,358,000
       Accumulated deficit                                                  (69,245,000)          (52,620,000)
       Treasury stock-405,885 shares in 2000;
              539,867 shares in 1999                                         (1,342,000)           (1,784,000)
                                                                           -------------         -------------
Total stockholders' equity                                                   18,587,000            11,133,000
                                                                           -------------         -------------
Total liabilities and stockholders' equity                                  $38,001,000           $19,257,000
                                                                            ============          ============


See accompanying notes.





                                   NaPro BioTherapeutics, Inc. and Subsidiaries

                                         Consolidated Operations Statement


                                                                      Year Ended December 31,
                                                         2000                    1999                     1998
                                                         ----                    ----                     ----

Expense:
Product sales                                        $  8,148,000            $  7,592,000             $  4,952,000
                                                     -------------           -------------            ------------

       Research, development and cost of
              products sold                            14,335,000              12,047,000                9,973,000
       General and administrative                       7,815,000               6,188,000                6,458,000
       Loss on disposal of assets                       2,245,000                 146,000                1,899,000
                                                    --------------          --------------           --------------
                                                       24,395,000              18,381,000               18,330,000
                                                     -------------           -------------            -------------
       Operating loss                                 (16,247,000)            (10,789,000)             (13,378,000)

Other income (expense):
       License fees                                          -                  2,320,000               11,110,000
       Interest income                                    372,000                 309,000                  550,000
       Interest expense                                  (750,000)               (842,000)                (902,000)
                                                   ---------------          --------------           --------------
Net loss                                             $(16,625,000)           $ (9,002,000)            $ (2,620,000)
                                                     =============           =============            =============

Net loss attributable to common
       stockholders                                  $(16,625,000)           $(10,213,000)            $ (3,212,000)
                                                     =============           =============            =============

Basic and diluted net loss per share             $          (0.69)       $          (0.50)         $         (0.22)
                                                 =================       =================         ================

Weighted average shares outstanding                    23,923,506              20,553,557               14,641,769
                                                    ==============          ==============            =============




See accompanying notes.


                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Stockholders' Equity Statement

                                         Years Ended December 31, 1998, 1999 and 2000



                                             Nonvoting           Number of   Additional
                                             Common     Common   Common      Paid-in      Accumulated     Treasury
                                             Stock      Stock    Shares      Capital      Deficit         Stock        Total
                                                                 Issued
                                             ---------  -------  ---------   ----------   -------------   -----------  ----------

Balance as of December 31, 1997              3,000      $98,000  13,134,021  $50,833,000  $ (40,998,000)  $(2,674,000) $7,262,000
Issuance of option grants to
     purchase 30,265 shares of
     common stock at prices
     ranging from $1.00 to $2.00
     per share in exchange for
     consulting services                         -            -           -       23,000              -             -      23,000
Issuance of 186,656 shares of
     common stock in payment
     for dividends on convertible
     preferred stock at prices
     ranging from $0.82 to $1.43 per
     share                                        -       1,000     186,656       (1,000)             -             -           -
Compensation relating to repricing
     warrants                                     -           -           -       97,000              -             -      97,000
Receipt of 1,126,398 shares treasury
     stock as part of contract
     termination agreement                        -           -           -    1,768,000              -    (1,768,000)          -
Issuance of 4,264 restricted shares of
     common stock for compensation                -           -       4,264       40,000              -             -      40,000
Exercise of employee stock options for
     163,467 shares of common stock at
     prices ranging from $0.188 to $0.75
     per share                                    -       1,000     163,467       41,000              -             -      42,000
Issuance of 296,019 shares of common
     stock in payment for interest on
     debt at prices ranging from $0.84
     to $1.24                                     -       2,000     296,019      293,000              -             -     295,000
Contribution of 56,827 shares of common
     stock at $1.64 per share to
     retirement plan                              -       1,000      56,827       92,000              -             -      93,000
Exchange of 240,900 shares of subsidiary's
     preferred stock for 240,900 shares of
     common stock                                 -       2,000     240,900    1,949,000              -             -   1,951,000
Conversion of senior convertible note to
     2,833,587 shares of common stock at
     prices ranging from $0.70 to $1.72
     per share                                    -      21,000   2,833,587    2,734,000              -             -   2,755,000
Accretion of offering cost, conversion
     rights and value of warrant as
     preferred dividends on redeemable
     preferred stock                              -           -           -     (362,000)             -             -    (362,000)



                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Stockholders' Equity Statement

                                         Years Ended December 31, 1998, 1999 and 2000




                                           Nonvoting              Number of   Additional
                                            Common     Common     Common      Paid-in      Accumulated   Treasury
                                             Stock     Stock      Shares      Capital      Deficit       Stock          Total
                                                                  Issued
                                           ----------  -------    ----------   ----------  -----------   ---------      -------
Conversion of redeemable, convertible
     preferred stock to 986,666 shares
     of common stock at prices ranging
     from $0.82 to $1.43                        -        8,000     986,666        889,000             -             -       897,000
Payment of convertible preferred stock
     dividends in cash                          -            -           -        (51,000)            -             -       (51,000)
Contribution of 230,711 shares of common
     stock from the treasury at $2.00 per
     share to retirement plan                   -            -           -       (300,000)            -       762,000       462,000
Net Loss                                        -            -           -              -    (2,620,000)            -    (2,620,000)
                                             -------- -------- -----------    -----------  ------------  ------------   -----------
Balance as of December 31, 1998            $3,000     $134,000  17,902,407    $58,045,000  $(43,618,000) $ (3,680,000)  $10,884,000

Issuance of option grants to purchase
     42,795 shares of common stock at
     prices ranging from $1.72 to $2.25
     per share in exchange for
     consulting services                        -            -           -         65,000             -             -        65,000
Issuance of 6,761 shares of common
     stock in payment for dividends
     on convertible preferred stock at
     prices ranging from $1.16 to
     $1.96 per share                            -            -       6,761              -             -             -             -
Issuance of 173,991 shares of common
     stock for compensation                     -        1,000     173,991        369,000             -             -       370,000
Exercise of employee stock options for
     60,476 shares of common stock at
     prices ranging from $0.19 to $2.00
     per share                                  -        1,000      60,476         80,000             -             -        81,000
Issuance of 400,000 shares of common
     stock at $5.00 per share net of
     issue cost of $294,000                     -        3,000     400,000      1,703,000             -             -     1,706,000
Issuance of 19,234 shares of common
     stock in payment for interest on
     debt at prices ranging from $1.07
     to $1.80 per share                         -            -      19,234         27,000             -             -        27,000

Conversion of senior convertible notes
     to 3,585,203 shares of common stock
     at prices ranging from $1.07 to
     $1.80 per share                            -       27,000   3,585,203      4,931,000             -             -     4,958,000


                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Stockholders' Equity Statement

                                         Years Ended December 31, 1998, 1999 and 2000




                                           Nonvoting             Number of   Additional
                                            Common    Common     Common      Paid-in      Accumulated   Treasury
                                             Stock    Stock      Shares      Capital      Deficit       Stock          Total
                                                                 Issued
                                           ---------  -------    ----------  ----------   -----------   ---------      -------
Accretion of offering cost, conversion
     rights and value of warrant as
     preferred dividends on
     redeemable preferred stock                 -           -             -     (298,000)            -            -       (298,000)
Conversion of redeemable, convertible
     preferred stock to 1,299,085
     shares of common stock at
     prices ranging from $1.16 to $1.96         -      10,000     1,299,085    2,093,000             -            -      2,103,000
Payment of convertible preferred stock
     dividends in cash                          -           -             -      (98,000)            -            -        (98,000)
Contribution of 574,658 shares of
     common stock from the treasury at
     $2.00 per share to retirement plans        -           -             -     (770,000)            -    1,896,000      1,126,000
Premium  on redemption of 2,000 shares
     of redeemable convertible preferred
      stock                                     -           -             -     (805,000)            -            -       (805,000)
Issuance of 35,514 shares of common
     stock for cash and cashless
     exercises of 170,504 warrants              -           -        35,514       16,000             -            -         16,000
Net loss                                        -           -             -            -    (9,002,000)           -     (9,002,000)
                                           --------- --------    --------- -------------  ------------  -----------    ------------
Balance as of December 31, 1999            $3,000    $176,000    23,482,671  $65,358,000  $(52,620,000) $(1,784,000)   $11,133,000
Contribution of 133,982 shares of
     common stock from the treasury
     at $6.44 per share to retirement
     plans                                      -           -             -      420,000             -      442,000        862,000
Issuance of 25,000 shares of common
     stock at $7.44 to retirement plan          -           -        25,000      186,000             -            -        186,000
Issuance of 711,111 shares of common
     stock at $5.63 per share upon
     completion of milestone                    -       5,000       711,111    3,995,000             -            -      4,000,000
Issuance of options to purchase
     38,830 shares of common stock
     at prices ranging from $2.00 to
     $7.38 per share in exchange for
     consulting services                        -           -             -       27,000             -            -         27,000



                                         NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Stockholders' Equity Statement

                                         Years Ended December 31, 1998, 1999 and 2000



                                           Nonvoting              Number of   Additional
                                            Common     Common     Common      Paid-in      Accumulated   Treasury
                                             Stock     Stock      Shares      Capital      Deficit       Stock          Total
                                                                  Issued
                                           ----------  ------     ----------   ----------  -----------   ---------      -------
Exercise of warrants on 170,000 shares
     of common stock at $2.00 per share         -         1,000      170,000      339,000             -             -       340,000
Private placement of 2,000,000 shares
     of common stock at $8.75 per share
     net of issue cost of $1,152,000            -        15,000    2,000,000   16,333,000             -             -    16,348,000
Issuance of 60,044 shares of common stock
     for compensation                           -         1,000       60,444      472,000             -             -       473,000
Issuance of 100,000 shares of common
     stock for in-licensing of
     genomics technology                        -         1,000      100,000      993,000             -             -       994,000
Exercise of options on 131,646 shares
     of common stock at prices ranging
     from $1.00 to $10.13 per share             -         1,000      131,646      226,000             -             -       227,000
Exchange of 77,272 shares of
     subsidiary's preferred stock
     for 77,272 shares of common stock          -         1,000       77,272      621,000             -             -       622,000
Net loss                                        -             -            -            -   (16,625,000)            -   (16,625,000)
                                           ----------  -------- ------------  - ---------  ------------  ------------   -----------
Balance as of December 31, 2000            $3,000      $201,000   26,758,144  $88,970,000  $(69,245,000) $ (1,342,000)  $18,587,000

      See accompanying notes.



                                    NaPro BioTherapeutics, Inc. and Subsidiaries

                                          Consolidated Cash Flow Statement


                                                                               Year Ended December 31,
                                                                        2000             1999             1998
                                                                        ----             ----             ----

Operating activity
Net loss                                                           $(16,625,000)     $(9,002,000)      $(2,620,000)
Adjustments to reconcile net loss
     to net cash provided (used) by operating activity:
     Depreciation                                                     1,805,000        1,604,000         1,732,000
     Accretion of debt issue cost, warrant
         allocation and conversion rights allocation                     40,000          413,000           429,000
     Amortization of license fee                                         83,000              -                 -
     Compensation paid with common stock,
         options and warrants                                         1,206,000        1,584,000           666,000
     Interest expense paid with common stock                                -             27,000           295,000
     Loss on disposal of assets                                       2,245,000          146,000         1,896,000
     Changes in operating assets and liabilities:
         Accounts receivable                                              3,000       (1,013,000)        1,104,000
         Inventory                                                     (968,000)        (343,000)          254,000
         Prepaid expense and other assets                               110,000           90,000           358,000
         Accounts payable                                             1,197,000          857,000        (2,884,000)
         Accrued liabilities                                            398,000          106,000           (95,000)
         Deferred revenue                                                   -         (2,910,000)        1,020,000
                                                             -------------------    -------------      ------------
     Net cash provided (used) by operating activity                 (10,506,000)      (8,441,000)        2,155,000
Investing activity
     Additions to property and equipment                             (3,642,000)        (918,000)         (474,000)
     Proceeds from sale of property and equipment                         1,000           16,000           105,000
     Proceeds from securities held to maturity                              -            197,000               -
     Transfer of restricted cash                                            -          1,320,000        (1,271,000)
                                                              ------------------     ------------      ------------
     Net cash provided (used) by investing activity                  (3,641,000)         615,000        (1,640,000)
Financing activity
     Proceeds from notes payable, net of issuance cost               10,562,000        4,914,000           188,000
     Payments on notes payable                                         (285,000)      (1,295,000)       (1,556,000)
     Preferred stock dividend                                               -            (98,000)          (51,000)
     Redemption of preferred stock                                          -         (2,805,000)              -
     Proceeds from sale of common and preferred
         stock including the exercise of common
         stock warrants and options                                  22,067,000        2,097,000            46,000
     Offering cost of common and preferred stock                     (1,152,000)        (294,000)              -
                                                                   -------------     ------------ -----------------
     Net cash provided (used) by financing activity                  31,192,000        2,519,000        (1,373,000)
                                                                   -------------     ------------       -----------
Net increase (decrease) in cash and cash equivalents                 17,045,000       (5,307,000)         (858,000)
Cash and cash equivalents at beginning of year                        1,937,000        7,244,000         8,102,000
                                                                   -------------     ------------      ------------
Cash and cash equivalents at end of year                           $ 18,982,000      $ 1,937,000       $ 7,244,000
                                                                    ============      ===========       ===========




                                    NaPro BioTherapeutics, Inc. and Subsidiaries

                                    Consolidated Cash Flow Statement (continued)


                                                                            Year ended December 31,
                                                                        2000           1999              1998
                                                                        ----           ----              ----

Supplemental schedule of noncash investing and
     financing activities
     Conversion of senior convertible debt to
         common stock                                             $         -         $4,958,000        $2,755,000
     Conversion of convertible preferred shares
         to common stock                                                    -          2,103,000           897,000
     Exchange of preferred shares of subsidiary
         for common stock of NaPro                                      622,000              -           1,951,000
     Issuance of common stock for compensation
         previously accrued                                                 -                -              40,000
     Issuance of common stock as payment of dividends                       -             10,000           179,000
     Accretion of convertible preferred stock
         conversion rights valuation, offering
         cost and warrant valuation                                         -            298,000           362,000
     Receipt of common stock into treasury                                  -                -           1,768,000
     Non-cash exercise of warrants                                          -             64,000               -
     Plantation cost harvested to inventory                             647,000          113,000               -
     Issuance of common stock to prepay license fee                     994,000              -                 -
     Issuance of restricted stock to prepay compensation                342,000              -                 -


See accompanying notes.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                                December 31, 2000


1.   Basis of Presentation and Summary of Significant Accounting Policies

Organization

NaPro BioTherapeutics, Inc. ("NaPro" or "the Company"), a Delaware corporation, was incorporated in 1991. In 1994 NaPro completed an initial public offering ("IPO") of its common stock. In 1994 NaPro formed a subsidiary, NaPro BioTherapeutics (Canada), Inc., of which the Company owns 100% of the voting rights. In 1997 NaPro formed a wholly-owned subsidiary, NBT Ltd., a Cayman Islands corpora tion.

Basis of Presentation

The accompanying financial statements include the consolidated financial position, consolidated results of operations and consolidated cash flow of NaPro and its subsidiaries. All transactions have been accounted for at historical cost. All balances and transactions between these entities have been eliminated in the accompanying financial statements.

Description of Business

NaPro is a biopharmaceutical company focused on the development, production and licensing of complex natural-product pharmaceuticals as well as the development and licensing of novel genetic technologies for applications in agribiotechnology, pharmacogenomic, and human therapeutic and diagnostic applications.

Cash and Cash Equivalents

NaPro considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable and notes payable (other than the note payable to Abbott Laboratories ("Abbott")) approximate fair value. The fair value of notes payable other than the Abbott note is estimated using discounted cash flow analysis based on NaPro's estimated current borrowing rate for similar types of arrangements. NaPro has not estimated the fair value of the Abbott note because it is not practical to estimate due to a lack of quoted market price for such debt.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Research and Development

NaPro expenses research and development cost as it is incurred.

Plantation Cost

NaPro has determined the cultivation of renewable sources of biomass to be used in the manufacture of paclitaxel is a technically feasible business strategy. Paclitaxel (referred to in some scientific and medical literature as "taxol"*) is a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees. NaPro capitalizes plantation expenditures incurred prior to the first commercial harvest. Plantation expenditures include the acquisition cost of trees and the related cost of planting and growing. NaPro depletes such cost evenly over the expected number of annual harvests, six to eight, and retains a 20% residual value to be depleted at the time the whole tree is harvested. If in any year a harvest is not performed, the depletion is deferred and added to the depletion that would otherwise be charged to the next actual harvest, as the harvest would benefit from an additional year's growth.

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

Stock Options

NaPro has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for outstanding stock options. Under APB 25, when the exercise price of NaPro stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.



--------------

*TAXOL(R) is a registered trademark of Bristol-Myers Squibb Company for an anticancer pharmaceutical preparation containing paclitaxel.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Revenue Recognition

Revenue from product sales is recognized at the time of shipment or if shipped on consignment, at time of draw-down from consignment. NaPro's production process is not distinct from its research and develop ment processes. Accordingly, the cost of products sold is included with its research and development expense. Payments received in advance against future sales are recorded as deferred revenue until earned.

Foreign and Domestic Operations and Export Sales; Significant Customers

Domestic and foreign financial information follow:
                                                                    United                   Elimin-
                                                          Year     States        Canada      ations        Total
                                                          ----     -------       ------     --------       -----
Net sales to affiliated and unaffiliated customers        2000  $ 8,148,000$           -  $            -  $ 8,148,000
                                                          1999    7,592,000          -            -       7,592,000
                                                          1998    4,952,000      454,000    (454,000)     4,952,000

Operating loss                                            2000   16,168,000       79,000          -      16,247,000
                                                          1999   10,624,000      165,000          -      10,789,000
                                                          1998   12,852,000      526,000          -      13,378,000

Total identifiable assets
     December 31,                                         2000   40,918,000    3,042,000  (5,959,000)    38,001,000
                                                          1999   21,432,000    3,162,000  (5,337,000)    19,257,000

NaPro is dependent on sales to its development and marketing partner, F.H. Faulding & Co., Ltd. ("Faulding"). In 1998 NaPro terminated its agreement with its former marketing partner, the Baker Norton subsidiary of Ivax Corporation ("Ivax"). In 1999 NaPro completed its sales obligations to Ivax. See Note 8. NaPro does not require collateral to secure accounts receivable. Substantially all of NaPro's accounts receivable at December 31, 2000 and 1999 were from these partners. Sales to these partners as a percent of total sales were:

                                   2000             1999             1998
                                   ----             ----             ----
Faulding                            95%              67%              44%
Ivax                                  -              31%              55%

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Export sales follow:

Sales                            2000               1999              1998
                                 ----               ----              ----
Australia                  $7,720,000         $5,121,000        $2,189,000
Other Foreign                 288,000              3,000           193,000
                          -----------       ------------       -----------
Total Foreign               8,008,000          5,124,000         2,382,000
United States                 140,000          2,468,000         2,570,000
                          -----------         ----------        ----------
Total Sales                $8,148,000         $7,592,000        $4,952,000
                           ==========         ==========        ==========

Patent Cost

NaPro expenses all cost incurred in prosecuting and enforcing patents.

Loss on Disposal of Assets

In 1996 NaPro initiated the construction of expanded manufacturing facilities in Boulder, Colorado. NaPro suspended such construction in 1998. Due to the signing of the agreement with Abbott and other reasons, NaPro has restarted such construction. Because of manufacturing improvements and design changes, certain cost incurred in the earlier construction which had been recorded in fixed assets as construction-in- progress no longer has applicability in the current improvements. Accordingly, in 2000 NaPro expensed $2.2 million of such cost.

Net Loss Per Share

NaPro's basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share as their effect is antidilutive. The following table sets forth the computation of basic and diluted net loss per share:


                                                             2000                 1999                 1998
                                                             ----                 ----                 ----
Numerator:
   Net loss                                                 $(16,625,000)        $( 9,002,000)         $(2,620,000)
    Premium on redemption of preferred
    stock                                                               -            (805,000)                    -
   Preferred stock dividends                                         -               (406,000)            (592,000)
                                                       ------------------      ---------------        ------------
   Numerator for loss per share--
    loss attributable to common stockholders                $(16,625,000)        $(10,213,000)         $(3,212,000)
                                                            =============        =============         ===========

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Denominator:
   Denominator for loss per share --
         weighted average shares         23,923,506     20,553,557    14,641,769
                                        ===========    ===========   ===========

Basic and diluted net loss per share  $      (0.69)  $      (0.50) $      (0.22)
                                      =============  ============= ============

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Actual results could vary from the estimates used.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. ("Statement") 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. Statement 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the operations statement or as a component of comprehensive income, depending on the type of relationship that exists. In July 1999, the Financial Accounting Standards Board issued Statement 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement 133. Statement 137 deferred the effective date until fiscal years beginning after June 15, 2000. NaPro has not engaged in hedging activities or invested in derivative instruments.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure on revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. NaPro believes that its current revenue recognition policy is in compliance with SAB 101.

In March 2000, the FASB issued Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25 ("FIN 44"). This interpretation clarifies (1) the definition of employee for purposes of applying APB 25; (2) the criteria for determining whether a plan qualifies as a noncompensatory plan; (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and (4) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation

                  NaPro BioTherapeutics, Inc. and Subsidiaries are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not impact NaPro's financial statements.

2.       Notes Payable

Notes payable consist of:

                                                         Year Ended December 31,
                                                          2000         1999
                                                          ----         ----
Note payable, due in May 2003, interest at 10.82%,
       principal and interest payable monthly          $   228,000   $      -
Note payable, due in March 2001, interest at 7.9%,
       principal and interest payable monthly               48,000          -
Note payable, due in March 2000, interest at 6.26%,
       principal and interest payable monthly                  -         48,000
Note payable to Abbott,  interest at 6.5%, interest
       only payable quarterly, net of issuance cost
       of $238,000 and $277,000 at December 31, 2000
       and 1999, respectively (see Note 8)              14,812,000    4,723,000
                                                       -----------   ----------
                                                        15,088,000    4,771,000
Less amounts currently payable                             135,000       48,000
                                                       -----------   ----------
Notes payable - long term                              $14,953,000   $4,723,000
                                                       ===========   ==========

NaPro has access to up to a total of $20 million under a secured loan arrangement with Abbott, including the draws through 2000 of $15.1 million. The loan bears a primary interest rate of 6.5% and is due in full on the earliest of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; 2) the termination of the Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Substantially all of NaPro's hard assets are collateralized as security for the loan.

The notes payable, other than the Abbott note, will have the following minimum future payments:

                                    2001                       $135,000
                                    2002                         97,000
                                    2003                         44,000

For the years ended December 31, 2000, 1999, and 1998, interest paid in cash was $467,000, $281,000, and $189,000 respectively. Also, 1999 and 1998 interest expense includes $27,000 and $295,000 paid in NaPro common stock on the senior convertible debt.

NaPro had entered into an irrevocable standby letter of credit agreement with a financial institution to support a note payable for up to $200,000 at an interest rate of prime plus 2%. In April 1999, NaPro paid off the note and the letter of credit was canceled.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

3.       Senior Convertible Notes

In June 1997 NaPro privately issued $10.3 million of senior convertible notes. As part of this transaction, NaPro issued warrants to purchase up to 323,700 shares of common stock at $10.00, including a warrant to purchase 33,700 shares of common stock that was issued to the placement agent. The $10.00 exercise price was subsequently reduced to $1.50 in amendments to the terms of the notes (see Note 4). Through August 1999, all of the notes had been redeemed or were converted into common stock.

4.       Redeemable, convertible preferred stock

On December 8, 1997 NaPro privately issued $5 million of nonvoting redeemable, convertible preferred stock, Series C (the "C Preferred") at $1,000 per share (5,000 shares). The C Preferred accrued dividends at 5% per year, which were cumulative, payable in common stock or cash at NaPro's option. Additionally, NaPro issued to the investor a warrant to purchase 175,000 shares of common stock at $10.00 per share, subsequently amended to $2.00 per share. Through 1999 all of NaPro C Preferred had been redeemed or was converted into common stock. Funding for the redemption of the convertible notes and the C Preferred was provided by NaPro cash and cash received from Abbott.

5.       Income Taxes

As of December 31, 2000, NaPro had the following net operating loss carryforwards and research and development credits to offset future taxable income in the U.S.:

                                Net                 Research and
   Expiring                     Operating           Development
     December 31,               Losses               Credits
     ------------            -----------         ---------------

   2007                      $  1,746,000         $    52,000
   2008                         3,328,000              54,000
   2009                         4,713,000              38,000
   2010                         4,960,000              15,000
   2011                         7,389,000              49,000
   2012                        12,043,000             140,000
   2018                               -               205,000
   2019                         8,290,000             230,000
   2020                        16,141,000             547,000
                              -----------         -----------

                              $58,610,000          $1,330,000
                              ===========          ==========

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

                  NaPro BioTherapeutics, Inc. and Subsidiaries

In Canada, NaPro has net operating loss carryforwards of approximately US$1,570,000, expiring in years ending in 2002 through 2007.

Significant components of NaPro's deferred tax assets are:

                                                Year Ended December 31,
                                         2000         1999               1998
                                         ----         ----             ----

Deferred tax assets:
Tax net operating loss carryforward  $21,975,000   $16,062,000     $12,763,000
Research and development credits       1,330,000       910,000         663,000
Depreciation                           1,371,000     1,027,000         637,000
Deferred revenue                             -             -           596,000
Other                                    186,000       231,000         217,000
                                    -------------  ------------     -----------

Total deferred tax assets             24,862,000    18,230,000      14,876,000
Valuation allowance                  (24,862,000)  (18,230,000)    (14,876,000)
                                     ------------  ------------    ------------
Net deferred tax assets             $        -    $        -      $        -
                                    ============= =============   =============

6.       Stockholders' Equity

Preferred Stock Private Placement

In July and August 1995, NaPro closed a private placement of 725,513 shares of Exchangeable Preferred Stock, Series A (the "Canadian Preferred") of NaPro's Canadian subsidiary, NaPro BioTherapeutics (Canada), Inc. ("NaPro Canada"), for net proceeds of $5,959,000.

By December 31, 2000, all shares of the Canadian Preferred had been exchanged for shares of NaPro common stock and none of the Canadian Preferred remained outstanding.

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

The Rights trade with common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 20% or more of common stock. In certain events after the Rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the Rights' then current exercise price (currently set at $60), a number of shares of common stock having market value of twice the Right's exercise price or a number of the acquiring company's common shares having a market value at the time of twice the Rights' exercise price. For example, in the event of an

                  NaPro BioTherapeutics, Inc. and Subsidiaries acquisition of greater than 20% of NaPro stock without approval of NaPro's Board of Directors, its stockholders (other than the 20% acquirer) would have the right to purchase $120 worth of stock for $60. A stockholder would have one such right for each share of stock held at the time the rights become exercisable.

NaPro may amend the Rights except in certain limited respects or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

5,366,059 unissued, authorized shares of common stock are reserved for future issuance for nonvoting common, common stock options and warrants.

Private Placement

In November 2000 NaPro sold privately 2 million shares of common stock to a group of institutional investors for $17.5 million, receiving $16,348,000 in proceeds net of issuance cost. NaPro subsequently registered the resale of the shares under the Securities Act of 1933. NaPro issued to the placement agent a three year warrant for 100,000 shares exercisable at $8.75 per share.

Gene Alteration Technology License

In November 2000, NaPro entered into a 20 year gene alteration technology license relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license agreements are cancelable by NaPro at any time and provide for research and patent funding commitments and payments in NaPro common stock. NaPro issued 100,000 shares of common stock for the licenses and will fund at least $355,000 in research in the first year.

Non-voting Common Stock

The 395,000 shares of non-voting common stock are owned by Faulding.

7.       Common Stock Warrants and Options

Warrant Restructuring

During 1998 and 1999 changes were made to warrants issued in connection with the senior convertible debt and the C Preferred (see Notes 3 and 4).

The following summarizes warrant activity:

                  NaPro BioTherapeutics, Inc. and Subsidiaries

                                                      Exercise      Expiration
                                       Warrants        Price          Dates

Outstanding at December 31, 1998        697,538    $1.500 - $2.500   1999-2003
Exercised                             (170,504)    1.900 -   2.000   1999-2001
                                     ----------

Outstanding at December 31, 1999        527,034    1.500 -   2.000   2001-2003
Exercised                             (170,000)              2.000        2001
Issued in private placement (see
     Note 6)                           100,000               8.750        2003
                                     ----------

Outstanding at December 31, 2000       457,034     $1.500 - $8.750   2001-2003
                                     ==========

Nonplan Stock Options

In January 1994, NaPro granted to the four NaPro outside directors 27,000 nonplan options to purchase shares of common stock which are immediately exercisable at a price of $2.40 and which expire in January 2004. As a result of option exercises, 16,000 of these options remained outstanding on December 31, 2000. In September 1997, NaPro granted to its employees 20,075 nonplan options to purchase shares of common stock which vest over two years and which expire in September 2007.

The 1993 Stock Option Plan

During 1993, the board of directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the "Plan") to provide stock options to employees and other individuals as determined by the board of directors. The Plan provides for option grants designated as either nonqualified or incentive stock options. The Plan provides for the issuance of up to 146,667 shares of NaPro common stock. The initial term of the Plan is ten years, and the maximum option exercise period shall be no more than ten years from the date of grant. The term of options for 667 or more shares is eight years, and the term of options for fewer than 667 shares is five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan is equal to the fair market value of NaPro common stock on the day of grant.

1994 Long-Term Performance Incentive Plan

In July 1994, NaPro's stockholders approved the 1994 Long-Term Performance Incentive Plan (the "Incentive Plan"). Originally, an aggregate of 375,000 shares were authorized for issuance under the Incentive Plan. Subsequently, including during 2000, NaPro stockholders approved increases in the number of authorized shares, and, as a result of these increases, there are currently 3,875,000 shares authorized for issuance under the Incentive Plan. The Incentive Plan provides for granting to employees and other key individuals who perform services for NaPro ("Participants") the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the Incentive Plan. In addition, each person who is not an employee of NaPro or one of its subsidiaries

                  NaPro BioTherapeutics, Inc. and Subsidiaries and (i) who is elected or re-elected as a director of NaPro by the stockholders at any annual meeting of stockholders, (ii) who continues as a director following an annual meeting of NaPro stockholders at which such director is not subject to re-election or (iii) is appointed as a director of NaPro in accordance with its bylaws other than at an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a nonqualified option to purchase 10,000 shares of NaPro common stock. The Incentive Plan also provides for annual automatic grants of options to purchase 10,000 shares to the chairs of the board of directors' Audit, Compensation and Strategic Planning Committees.

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

The following summarizes stock option activity and balances:

                                                                       Weighted
                                                                        Average
                                          Stock           Exercise     Exercise
                                        Options             Price       Price
                                        -------           ---------   ---------

 Outstanding at December 31, 1997     1,190,783     $0.188 - $11.750     $6.57
 Granted                                978,705      1.000 -   1.39
 Forfeited                              (67,968)     1.000 -   5.36
 Exercised                             (163,467)     0.188 -   0.26
 Canceled in restructuring             (836,785)     3.650 -   8.49
 Issued in restructuring                632,799      1.813                1.81
                                     -----------    ----------------    ------

 Outstanding at December 31, 1998     1,734,067      0.188 -  10.250      1.71
 Granted                              1,244,295      1.719 -   2.656      2.39
 Forfeited                             (116,451)     1.000 -  10.250      2.07
 Exercised                              (60,476)     0.188 -   2.000      1.38
                                     -----------    ----------------    ------

 Outstanding at December 31, 1999     2,801,435      0.750 -  10.125      2.00
 Granted                                890,310      2.250 -   9.000      7.34
 Forfeited                               (6,364)     1.000 -   9.500      2.19
 Exercised                             (131,646)     1.000 -  10.125      1.71
                                      ----------  ------------------    ------

 Outstanding at December 31, 2000     3,553,735     $0.750 - $10.125     $3.35
                                      =========    ================      =====

                  NaPro BioTherapeutics, Inc. and Subsidiaries


The weighted-average fair value of options granted during 2000 was $5.84.


                                Outstanding Options                                          Exercisable Options
                                              Weighted-
                                               Average              Weighted-                              Weighted-
      Range of             Number             Remaining              Average             Number             Average
   Exercise Price       Outstanding        Contractual Life       Exercise Price       Exercisable       Exercise Price
   --------------       -----------        ----------------       --------------       -----------       --------------

$0.75 - $  1.19                541,591           7.52              $           1.00           294,386     $           1.00
$1.63 - $  2.00                875,686           7.14                          1.83           492,732                 1.83
$2.13 - $  2.66              1,150,520           8.33                          2.39           629,895                 2.45
$3.25 - $  3.65                 70,758           7.70                          3.31            70,758                 3.31
$6.00 - $ 8.00                 884,080           9.44                          7.36            87,053                 7.20
$8.31 - $10.13                  31,100           8.27                          8.87             8,989                 9.32
                           -----------           ----             -----------------      ------------    -----------------
$0.75 - $10.13               3,553,735           8.18              $           3.35         1,583,813     $           2.32
                             =========           ====              ================         =========     ================

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, which also requires that the information be determined as if NaPro had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998 respectively: risk-free interest rate ranges of 5.01% to 5.16%, 5.24% to 6.35% and 4.24% to 5.67%; no expected dividend; volatility factor of
 .984, .868 to .876 and .858; and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. NaPro's pro forma information follows:

                                                            2000                  1999                 1998
                                                            ----                  ----                 ----
Pro forma net loss                                      $(17,736,000)         $  (9,821,000)     $(3,104,000)
                                                        =============         ==============     ============
Pro forma net loss attributable to
    common stockholders                                 $(17,736,000)          $(11,032,000)     $(3,696,000)
                                                        =============          =============     ============
Pro forma loss per share                               $       (0.74)         $       (0.54)     $     (0.25)
                                                       ==============         ==============     ============

NaPro does account for options issued to consultants using the provisions of FASB Statement 123. Current expense in 2000 was $27,000.

8.       Strategic Alliances

NaPro has strategic alliances with three pharmaceutical companies, Abbott, Faulding and Tzamal, which NaPro believes have the capabilities to obtain commercial approval for NaPro paclitaxel in various markets and to establish NaPro paclitaxel as a major product in the markets. Faulding commenced commercial sales in 1995. NaPro had previously had an alliance with Ivax which was terminated in March 1998.

                  NaPro BioTherapeutics, Inc. and Subsidiaries

Abbott Agreement

In July 1999 NaPro entered into a collaborative agreement of up to 20 years (the "Agreement") with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the U.S. and Canada. Abbott may terminate the Agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro and to give NaPro twelve months prior written notice. In June 2000, NaPro and Abbott amended the Agreement to expand the scope of the relationship between the two companies and to, among other things, provide increased flexibility to deal with the development and marketing of paclitaxel in the U.S.

NaPro is responsible for supply of bulk drug; clinical trials are conducted jointly with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. NaPro has licensed to Abbott its paclitaxel-related patents. Most primary decisions related to the development program will be made by a joint NaPro and Abbott development committee.

NaPro has received and will, contingent upon successful development of product and achievement of milestones, receive funding from Abbott in the form of development and marketing milestone payments, a secured loan and an equity investment. In 1999 NaPro received $8 million, consisting of an initial $1 million fee, $2 million on the issuance of 400,000 shares of common stock, and $5 million of draws on a secured loan. In 2000 NaPro received $14.1 million, consisting of $4 million on the issuance of 711,111 shares of common stock upon achievement of the first milestone under the Agreement, and $10.1 million of draws on the secured loan.

Contingent upon NaPro's successful achievement of all development milestones and including the payments received through 2000, NaPro could receive up to $45 million consisting of $34 million in development fees and up to $11 million for the purchase of 2 million shares of NaPro common stock.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, NaPro may receive additional milestone payments from Abbott in the range of zero to $57 million. No assurance can be given that regulatory approval or sales thresholds will be achieved.

Under terms of the Agreement, Abbott will purchase bulk drug from NaPro. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to NaPro, less Abbott's payments to NaPro for purchase of bulk drug (see Note 11).

The Faulding Agreement

In 1992, NaPro entered into an initial 20 year exclusive agreement with Faulding, which has subsequently been amended, most recently in June 2000 (the "Faulding Agreement"), to develop and market paclitaxel in more than 70 countries, including Australia, Asia, South and Central America. The Faulding Agreement provides that NaPro shall supply all of Faulding's requirements for paclitaxel. NaPro is paid a fixed percentage of Faulding's original sales price for paclitaxel supplied for commercial use (see Notes 9 and 11).

                  NaPro BioTherapeutics, Inc. and Subsidiaries

The Tzamal Agreement

NaPro has established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of NaPro paclitaxel in Israel. NaPro has received approval in Israel to sell NaPro paclitaxel under the trade name Biotax(TM) in Israel. The Israeli Ministry of Health has approved Biotax(TM) for use in a variety of cancers and Tzamal is selling Biotax(TM) in Israel.

The Ivax Agreement (terminated in March 1998)

In June 1993, NaPro entered into an initial 20 year exclusive agreement with Ivax to develop and market paclitaxel in the U.S., Europe, Japan and much of the rest of the world not covered by the Faulding Agreement (the "Ivax Agreement").

NaPro and Ivax terminated the Ivax Agreement on March 20, 1998. Under the termination agreement, Ivax received a royalty-free, limited, non-exclusive license to one of NaPro's patents (the "Patent") in the U.S., Europe and certain other world markets. In return, NaPro received a cash payment of $6 million, $2 million of which was placed in escrow to be released as remaining product is delivered. In April, 1998, Ivax returned approximately 1.1 million shares of NaPro common stock. In addition, upon the issuance of the Patent in various countries, Ivax made additional payments of $6.4 million. NaPro manufactured a fixed amount of paclitaxel for delivery to Ivax periodically during 1998 and 1999. All such paclitaxel was sold to Ivax at a fixed price. In 1998 and 1999 NaPro received $680,000 and $1,320,000 of the $2 million escrow, respectively. NaPro does not anticipate sales of paclitaxel to Ivax after 1999.

9.       Commitments and Contingencies

Operating Leases

NaPro has executed noncancellable operating lease agreements for office, research and production facilities, equipment and for plantations. As of December 31, 2000, future minimum lease payments under noncancellable operating lease agreements are as follows:

                           2001                        $   870,000
                           2002                            693,000
                           2003                            160,000
                           2004                             23,000
                           2005                             20,000
                           Thereafter                       19,000
                                                     -------------

                                  Total                 $1,785,000
                                                        ==========

Rent expense for the years ended December 31, 2000, 1999 and 1998 was $955,000, $793,000, and $600,000, respectively.

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

Uncertainty Over the Selling Price Under the Faulding Agreement

Under the Faulding Agreement (see Note 8), NaPro is paid a fixed percentage of Faulding's sales price. NaPro recognizes the corresponding revenue at the time of shipment of paclitaxel to Faulding. Faulding's actual selling price may differ from the amounts originally budgeted and indicated to NaPro. In mid-2001, Faulding will communicate to NaPro the final amount of sales for the period April 1, 2000 to March 31, 2001, and an adjustment will be calculated, which may either increase or decrease NaPro's revenue from sales of products to Faulding for 2000 and 2001. In 1998, 1999 and 2000 such adjustments were not material.

Suit against Bristol

In September 2000 NaPro and Abbott filed a patent infringement suit in the United States District Court for the District of Colorado against Bristol alleging infringement of U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel. Bristol has asserted defenses that if successful would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents would have a material adverse affect on NaPro. The trial is set for June 2002. NaPro intends to vigorously prosecute the case.

Litigation related to Bristol patents

The compound, paclitaxel, is not patented. Bristol has obtained, however, U.S. patents covering the method of administration upon which its FDA approval was received. Abbott and a number of other companies have filed applications with the FDA for generic paclitaxel based upon Bristol's initial FDA approval. Anyone obtaining FDA approval for generic paclitaxel will rely upon a method of administration that might infringe the Bristol patents. Bristol has sued some of those companies that are seeking FDA approval for generic paclitaxel for infringement of Bristol's patents. The court before which the action is pending ruled that several key claims of the patents are invalid. An appeal of the court ruling has been heard. While Bristol has not yet sued NaPro or Abbott over this issue, that situation is likely to change once the FDA accepts the ANDA filed by Abbott. Should generic paclitaxel be found to infringe Bristol's

                  NaPro BioTherapeutics, Inc. and Subsidiaries patents, such finding could have a material adverse affect on NaPro, because NaPro's current strategy for obtaining a generic approval would no longer be viable.

10.      Retirement Plans

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

Participants may contribute up to 15% of their pay to the Plan. NaPro may make additional contributions to the Plan on behalf of the participants in the form of cash or in shares of its common stock. In 2000, 1999 and 1998, NaPro elected to match the first $2,000 in contributions of each participating employee with NaPro common stock at a rate of 284% for 2000 and 200% for 1999 and 1998. In 1999 and 1998 NaPro elected to make a discretionary contribution in the form of NaPro common stock at the rates of 6% and 10% of all eligible employees' pay. In 2000, 1999 and 1998 NaPro contributed 44,661, 322,750 and 287,538 shares of common stock to the Plan, valued at $287,000, $646,000 and $855,000, respectively.

During 1999 NaPro adopted an Employee Stock Ownership Plan (ESOP) for its employees established in accordance with the provisions of Internal Revenue Code. Employees over the age of 17 are eligible to participate in the ESOP on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12 continuous month period. Participants make no contributions to the ESOP. Each year NaPro contributes NaPro common stock to the ESOP with a value of 10% or more of all eligible employees' pay, subject to amendment. For 2000 and 1999 NaPro contributed 114,321 and 239,952 shares to the ESOP, valued at $761,000 and $480,000, respectively. All shares held by the ESOP are treated as outstanding in computing earnings per share.

11.      Subsequent Events

European Distribution In March 2001 NaPro entered into a marketing and distribution agreement with Faulding covering the distribution of NaPro paclitaxel in Europe. The agreement adds to NaPro's earlier agreement with Faulding (see Note 8).

Under the agreement, NaPro will be responsible for regulatory filings and will supply paclitaxel raw material exclusively to Faulding to formulate and finish the product. The final proprietary paclitaxel formulation will then be marketed and sold by Faulding in Europe. Under the agreement, Faulding has paid an up-front licensing fee to NaPro of $7.5 million and the parties will share equally in the net sales of the product in Europe.

ANDA Filing In March 2001 NaPro and Abbott filed an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration (FDA) for paclitaxel.

12.      Quarterly Data (unaudited)


                  NaPro BioTherapeutics, Inc. and Subsidiaries

              Notes to Consolidated Financial Statements, continued

                                                    Net Loss
                                    Loss            per Share
                                    Before          Attributable to
                  Net Sales         Extraordinary   Common            Net Loss
Period              (000's)         Items (000's)   Stockholders      (000's)

 1Q 1999         $   2,037      $   (1,939)         $      (0.11)    $  (1,939)
 2Q 1999           1,950            (1,590)            (0.09)          (1,590)
 3Q 1999           2,181            (2,052)            (0.14)          (2,052)
 4Q 1999           1,424            (3,421)            (0.15)          (3,421)

 1999            $   7,592        $     (9,002)     $      (0.50)    $  (9,002)
                 ==========       =============     =============    ==========

 1Q 2000         $     733        $     (3,039)     $      (0.13)    $  (3,039)
 2Q 2000           3,298            (5,645)            (0.24)          (5,645)
 3Q 2000           2,343            (3,412)            (0.14)          (3,412)
 4Q 2000           1,774            (4,529)            (0.18)          (4,529)

   2000          $   8,148        $   (16,625)      $     (0.69)     $ (16,625)
                 ==========       ============      ============     ==========