Form 10-Q
period 2001-03-31
NAPRO BIOTHERAPEUTICS INC
filed 2001-05-15
CIK 891504

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    Quarterly Report under Section 13 of the
                         Securities Exchange Act of 1934

                          Quarter ended March 31, 2001


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

The number of shares outstanding of each of the issuer's classes of common stock as of May 5, 2001:

Common Stock, $.0075 par value                               27,403,805
Non-voting Common Stock, $.0075 par value                       395,000


Total number of pages in document--16

                                             NaPro BioTherapeutics, Inc.

                                                  Table of Contents

                                                                         Page
Part I        Financial Information

         Consolidated Financial Statements

              Balance Sheet                                                 3

              Operations Statement                                          5

              Cash Flow Statement                                           6

              Notes to Consolidated Financial Statements                    8

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

         Quantitative and Qualitative Disclosures about Market Risk        14


Part II       Other Information

         Legal Proceedings                                                 14

         Changes in Securities                                             15

         Defaults Upon Senior Securities                                   15

         Submission of Matters to a Vote of Security Holders               15

         Other Information                                                 15

         Exhibits and Reports on Form 8-K                                  15


Signatures                                                                 16

                                           Part I. Financial Information


Item 1.       Consolidated Financial Statements

                                               NaPro BioTherapeutics, Inc.
                                                      Balance Sheet
                                                         Assets

                                                                                   March 31,             December 31,
                                                                                     2001                    2000
                                                                                    ------                  ------
                                                                                  (unaudited)

Current assets:
                Cash and cash equivalents                                        $    21,254 ,000          $  18,982,000
                Accounts receivable                                                     3,152,000              1,413,000
                Inventory:
                         Raw materials                                                  2,531,000              2,409,000
                         Work-in-process                                                2,429,000              1,438,000
                         Finished goods                                                 1,461,000              1,926,000
                                                                                 ----------------          -------------
                                                                                        6,421,000              5,773,000
                         Prepaid expense and other                                      1,558,000              1,461,000
                                                                                 ----------------          -------------
         Total current assets                                                          32,385,000             27,629,000

         Property and equipment, net                                                   10,405,000              9,637,000
         Inventory, raw materials                                                         646,000                484,000
         Other assets                                                                     303,000                251,000
                                                                                 ----------------          -------------
         Total assets                                                            $     43,739,000          $  38,001,000
                                                                                 ================          =============



                               See accompanying notes.

                                               NaPro BioTherapeutics, Inc.
                                                      Balance Sheet
                                          Liabilities and Stockholders' Equity

                                                                                   March 31,             December 31,
                                                                                     2001                    2000
                                                                                     ----                    ----
                                                                                  (unaudited)
Current liabilities:
                Accounts payable                                                  $     2,975,000       $      3,371,000
                Accrued payroll and payroll taxes                                       1,393,000                955,000
                Notes payable                                                             228,000                135,000
                Deferred income                                                         1,100,000                      -
                                                                                  ---------------       ----------------
Total current liabilities                                                               5,696,000              4,461,000

Notes payable--long term                                                               14,939,000             14,953,000
Deferred income--long term                                                              6,308,000                      -


Stockholders' equity:
         Preferred stock, $.001 par value:
                Authorized shares--2,000,000
                Issued--none (unaudited in 2001)                                                -                      -
         Non-voting common stock, convertible on disposition
                into voting common stock, $.0075 par value:
                Authorized shares--1,000,000
                Issued and outstanding shares--395,000 (unaudited
                     in 2001)                                                               3,000                  3,000
         Common stock, $.0075 par value:
                Authorized shares--45,000,000
                Issued shares--26,807,882 in 2001 (unaudited),
                26,758,144 in 2000                                                        202,000                201,000
       Additional paid-in capital                                                      89,279,000             88,970,000
       Accumulated deficit                                                            (71,346,000)           (69,245,000)
       Treasury stock--405,885 shares at cost (unaudited in 2001)                      (1,342,000)            (1,342,000)
                                                                                  ---------------          -------------
Total stockholders' equity                                                             16,796,000             18,587,000
                                                                                  ---------------          -------------
Total liabilities and stockholders' equity                                        $    43,739,000          $  38,001,000
                                                                                  ===============          =============


                           See accompanying notes.

                                                NaPro BioTherapeutics, Inc.
                                                     Operations Statement
                                                         (Unaudited)
                                                                                                     Quarter Ended
                                                                                                       March 31,
                                                                                               2001                 2000
                                                                                               ----                 ----
Product sales                                                                                 $ 3,931,000        $     733,000

Expense:
        Research, development and cost of
           products sold                                                                        4,298,000            2,116,000
        General and administrative                                                              1,837,000            1,574,000
                                                                                              -----------        -------------
                                                                                                6,135,000            3,690,000
                                                                                              -----------        -------------
Operating loss                                                                                 (2,204,000)          (2,957,000)

Other income expense:
        License fee                                                                                92,000                    -
        Interest income                                                                           271,000               29,000
        Interest expense                                                                         (260,000)            (111,000)
                                                                                              -----------        -------------
        Net loss                                                                              $(2,101,000)       $  (3,039.000)
                                                                                              ===========        =============

Basic and diluted net loss per share                                                          $    (0.08)        $      ( 0.13)
                                                                                              ==========         =============

Weighted average shares outstanding                                                           26,376,125           23,079,691
                                                                                              ==========           ==========




                  See accompanying notes.

                           NaPro BioTherapeutics, Inc.
                               Cash Flow Statement
                                   (Unaudited)
                                                                            Three Months Ended
                                                                                March 31,
                                                                        2001                 2000
                                                                        ----                 ----
Operating activity
Net loss                                                              $  (2,101,000)       $  (3,039,000)
Adjustments to reconcile net loss to net cash
       provided (used) by operating activity:
       Depreciation                                                         326,000              373,000
       Accretion of debt issue cost                                          10,000               10,000
       Compensation paid with common stock
            and stock options                                                40,000                    -
       Retirement contributions paid with common stock                            -              221,000
       Changes in operating assets and liabilities:
            Accounts receivable                                          (1,739,000)             731,000
            Inventory                                                      (810,000)            (775,000)
            Prepaid expense and other assets                               (149,000)             (27,000)
            Accounts payable                                               (396,000)            (219,000)
            Accrued liabilities                                             438,000              (71,000)
            Deferred income                                               7,408,000                    -
                                                                      -------------        -------------
Net cash provided (used) by operating activity                            3,027,000           (2,796,000)
Investing activity
       Additions to property and equipment                               (1,094,000)             (58,000)
                                                                      -------------        -------------
Net cash used by investing activity                                      (1,094,000)             (58,000)
Financing activity
       Proceeds from notes payable                                          147,000            2,077,000
       Payments on notes payable                                            (78,000)             (56,000)
       Proceeds from exercise of stock options
            and warrants                                                    270,000              481,000
                                                                      -------------        -------------
Net cash provided by financing activity                                     339,000            2,502,000
                                                                      -------------        -------------
Net increase (decrease) in cash and cash equivalents                      2,272,000             (352,000)
Cash and cash equivalents at beginning of period                         18,982,000            1,937,000
                                                                      -------------        ------------
Cash and cash equivalents at end of period                            $  21,254,000        $   1,585,000
                                                                      =============        =============



                     See accompanying notes.

                  NaPro BioTherapeutics, Inc. and Subsidiaries
                        Consolidated Cash Flow Statement
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        2001                 2000
                                                                        ----                 ----
Supplemental schedule of activity

Interest paid                                                         $     261,000       $      105,000

Noncash transactions:
       Issuance of common stock to prepay retirement
            plan contributions                                                    -              647,000
       Depletion of plantation cost to inventory                                  -                9,000



                    See accompanying notes.

                           NaPro BioTherapeutics, Inc.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


         Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the NaPro Annual Report on Form 10-K for the year ended December 31, 2000.

         European Agreement

In March 2001 NaPro entered into an agreement with F.H. Faulding & Co., Limited, covering development and sale of paclitaxel in Europe. This agreement is separate from another with Faulding covering other countries. Under the European agreement, Faulding paid an up-front licensing fee of $7.5 million. NaPro may be obligated to return up to $2 million of the fee should certain future events not occur. In accordance with accounting principles generally accepted in the U.S., NaPro has capitalized the $7.5 million as deferred income and amortizes $5.5 million of the payment to license fee income over five years. The remaining $2 million will be deferred until certain mutually agreed upon events occur. If such events do not occur, NaPro may be required to refund part or all of the $2 million.

         Common Stock

In April 2001, NaPro received a $5 million milestone payment under the strategic licensing, development and marketing agreement with Abbott Laboratories. The milestone payment was in the form of cash for 888,889 shares of common stock at $5.625 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. You should read this discussion in conjunction with the financial statements and notes included elsewhere in this report. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the "Reform Act". See "Special Note Regarding Forward Looking Statements."

General

NaPro BioTherapeutics, Inc. is a biopharmaceutical company focused on the development, production and licensing of complex natural product pharmaceuticals as well as the development and licensing of novel genetic technologies for applications in human therapeutics and diagnostics, pharmacogenomics and agri-

biotechnology. Natural product substances have been, and continue to be, the primary source of new prototype chemotherapeutic anti-cancer agents. Our lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. In addition to our efforts with paclitaxel and genetics, we are also working on several types of compounds which have promising activity as anti-cancer agents. We believe some of these agents function by new and novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluations of new products and technologies may involve examination of individual molecules, classes of compounds or platform technologies, in the cancer field and otherwise. Acquisitions of new products or technology may involve the purchase of, or merger with, other companies.

We continue to incur substantial expense for research and development related to preclinical and clinical studies, improving manufacturing processes and other development activity. Accordingly, we have incurred significant operating losses, including operating losses of approximately $16.2 million and $10.8 million for the years ended December 31, 2000 and 1999, respectively. For the quarter ended March 31, 2001, we incurred an operating loss of $2.2 million, resulting in an accumulated deficit of $71.3 million as of March 31, 2001. We expect that we will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with our paclitaxel biomass procure ment, product development and research and development activities. We anticipate that operating losses will continue until such time, if ever, as we are able to generate sufficient revenue to support our operations.

Primarily, our ability to generate sufficient revenue to support our operations depends upon the successful completion of our paclitaxel development program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. On July 23, 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug and clinical trials are conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an ANDA with the FDA for paclitaxel.

In connection with the Abbott agreement, we may receive total funding of up to $118 million in the form of development and marketing milestone payments, a secured loan and equity investments. In July 1999 we received an initial $1 million fee. Through April 2001 Abbott has purchased 2,000,000 shares of our common stock for a total purchase price of $11 million, including 888,889 shares purchased in April 2001 for $5 million.

Contingent upon our successful achievement of all development milestones, including the payments received through April 2001, we could receive up to $41 million consisting of $30 million in development fees and $11 million for the purchase of 2 million shares of common stock.

In addition, we have access to a total of $20 million under a secured loan arrangement with Abbott, including draws through March, 2001 of $15.1 million. The loan bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Substantially all of our hard assets are collateralized as security for the loan.

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

In 1992 we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company, for the clinical development, sale, marketing and distribution of our paclitaxel. Faulding, with 2000 sales of approximately $1.2 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Asia and other countries throughout the world. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001 we entered into a separate agreement with Faulding covering development and sale of our paclitaxel in Europe. Including the new agreement for Europe, the Faulding territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Faulding has received marketing approval for, and is selling our paclitaxel as ANZATAX(TM) in more than 20 countries.

In Europe, we are responsible for regulatory filings and will supply paclitaxel raw material exclusively to Faulding to formulate and finish the product. We cannot assure that we will receive regulatory approval in Europe. Should we receive approval, Faulding will then market and sell the final proprietary paclitaxel formulation in Europe. We will share equally the net sales of the product in Europe. Under the agreement, Faulding paid an up-front licensing fee to us of $7.5 million. We may be obligated to return up to $2 million of the fee should certain future events not occur.

In January 2001 we received approval in Israel to sell paclitaxel under the trade name Biotax(TM). We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel. The Israeli Ministry of Health has approved Biotax for use in a variety of cancers and Tzamal has already received orders representing a meaningful share of the Israeli paclitaxel market.

In 1998 we suspended manufacturing operations in a facility in British Columbia. We no longer need that facility. We have removed the equipment from it and have returned it to its owner.

Results of Operations

Quarter ended March 31, 2001, compared to the quarter ended March 31, 2000 Sales for the 2001 quarter were $3.9 million, an increase of $3.2 million from the 2000 quarter. The increase related primarily to a $1.7 million increase in sales to Faulding, to $2.4 million, and to sales to Abbott and Tzamal which were not present in the 2000 quarter. In March 2001 we expanded the license to Faulding to include all of Europe, increasing the Faulding territory to more than 100 countries. While shipments to Faulding have increased, we cannot assure an increased level of sales in future periods. Shipments to strategic partners may vary significantly on a quarter-to-quarter basis depending on a number of factors including the level of sales to the customers of the strategic partners, changes in approved markets, and the level of inventory carried by the strategic partners. This quarter-to-quarter variability will continue until stable commercial demand has been established for our paclitaxel in a major market. Should we receive U.S. ANDA approval for paclitaxel, we expect sales to increase.

Research and development and cost of products sold expense for the 2001 quarter was $4.3 million, an increase of $2.2 million from the 2000 quarter. The increase resulted primarily from an increase in the cost of products sold because of higher sales volume, partially offset by production efficiencies.

General and administrative expense for the 2001 quarter was $1.8 million, an increase of $200,000 from the 2000 quarter. The increase was primarily attributable to increased recruiting and payroll related expense.

In the 2001 quarter we earned $100,000 of license fee income. We had no comparable income in the 2000 quarter. This income related to a license fee paid in conjunction with the expansion of the Faulding territory to include Europe.

Liquidity and Capital Resources

Our capital requirements have been and will continue to be significant. As of March 31, 2001, we had a working capital balance of $26.7 million compared to a working capital balance of $23.1 million as of December 31, 2000. We have a $20 million secured borrowing arrangement with Abbott, of which $15.1 million was outstanding as of March 31, 2001. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $49.8 million, with the exercise of warrants and options of $6.8 million and with net borrowing of $15.1 million.

Our agreement with Abbott is expected to be a significant ongoing capital source. See Management's Discussion and Analysis - General.

We believe our existing capital, anticipated sales in 2001, and available borrowing and milestone payments from our development partners can provide adequate funding for our necessary operations and capital expenditures in the near future. However, pharmaceutical development and manufacturing, and the related capital expenditures, are costly processes. We may in-license or purchase new products or technologies. We therefore may seek substantial additional capital in the near future, if it is available at financially acceptable terms. We cannot assure that we will be able to do so.

Working Capital and Cash Flow Cash and cash equivalents increased $2.3 million to $21.3 million for the quarter ended March 31, 2001, from $19 million at December 31, 2000. During the 2001 quarter net cash provided by operations of $3 million and by financing activity of $300,000 was offset by investment activity of $1.1 million.

Inventory was $7.1 million at March 31, 2001. The amount of inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures We spent $1.1 million during the 2001 quarter for capital projects. These expenditures primarily included expansion of our manufacturing and other facilities, plantation cost and laboratory equipment. We anticipate additional expenditures in the near term, particularly for expansion of manufacturing facilities.

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

For 2001 we are anticipating significant expenditures for improving efficiency and expanding capacity at our existing facilities. We are also expecting to complete the design for, and begin construction of, a new large-scale facility during 2001. The expanded scope of our research and development activity will require significant additions to laboratory equipment. All of these factors, and others, lead us to expect a significant increase in capital expenditures in the near future. Although we may seek additional long-term financing to fund the increases in capital expenditures, we cannot assure that we can obtain such financing on terms which are economically viable for us.

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

     the completion of preclinical trials, clinical trials and regulatory filings;

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

     the inability to obtain regulatory approvals for paclitaxel or a delay in such opprovals;

     competition from Bristol and other existing and new producers of paclitaxel and other drugs;

     technological advances in cancer treatment and drug development that may obsolesce paclitaxel;

     the risks associated with patent litigation;

     the ability to obtain rights to technology;

     the ability to obtain, maintain and enforce patents;

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

     the ability to hire skilled personnel to perform research and development and to run our manufac turing operations;

     the ability of contract manufacturers to perform adequately under anticipated contracts;

     changes in and compliance with governmental regulations;

     the decision-making processes of regulatory agencies;

     the effect of capital market conditions and other factors on capital availability;

     the ability of Abbott, Faulding and Tzamal to perform their obligations under their existing agreements with us;

     our ability to perform our obligations under our existing and future agreements;

     our ability to establish relationships with a capable strategic partner to develop and market our paclitaxel in Japan;

     our limited relevant operating history upon which an evaluation of its prospects can be made;

     the effect on sales, cash flow and earnings from foreign exchange rate fluctuations; adverse economic and general business conditions; and

     other factors referenced in this report.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the quarter ended March 31, 2001, the majority of our revenue resulted from sales of paclitaxel to Faulding.

Faulding purchases paclitaxel from us at a price that varies in proportion to the price at which Faulding sells paclitaxel. Under the Faulding agreement, we are paid a fixed percentage of Faulding's sales price for paclitaxel. Each year, Faulding estimates the sales price it will receive for paclitaxel in the upcoming year, and, based upon that estimate, we determine the price we will charge Faulding (the "Unadjusted Price"). We recognize the corresponding sales at the time of shipment of paclitaxel to Faulding. However, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to us by Faulding. On or about May 31, 2001, Faulding will communicate to us the final amount and type of sales made during the year ended March 31, 2001, and an adjustment will be calculated that may increase or decrease our sales of products to Faulding during that year.

Faulding's sales are made in the currencies of each of the countries in which it sells our paclitaxel. As a result, our revenue from sales is affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. One of Faulding's largest single markets is Australia, accounting for approxi mately 24% of Faulding's commercial sales during the year ended March 31, 2000. In the past, fluctua tions in various currencies, especially the Australian dollar, were a significant factor in reductions in the price we charge Faulding. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Faulding, there could be a material adverse effect on our earnings and cash flow.

To the extent our efforts in developing international markets outside the Faulding territory are successful, we may face similar foreign currency exchange risk as that described above for Faulding.

Certain statements set forth in Item 3 may constitute "forward-looking statements". See "Special Note Regarding Forward-looking Statements."


                           Part II--Other Information

Item 1.  Legal Proceedings

In September 2000 we and Abbott filed a patent infringement suit in the U.S. District Court for the District of Colorado against Bristol alleging infringement of U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel. In November 2000 we amended the complaint to add U.S. Patent number 6,140,359 to our claims of patents that Brisol is infringing. Bristol has asserted defenses that if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents could have a material adverse affect on us. The trial is set for June 2002. We intend to vigorously prosecute the case.

Existing regulatory approvals have a direct impact on the clinical and marketing strategy we are pursuing.

In December 1992, Bristol obtained NDA approval in the U.S. for its paclitaxel product. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel that gains approval through an NDA process is granted a five-year period of marketing exclusivity, which prevents submission by another party of an ANDA for generic substitutes until such period of exclusivity expires. Bristol's exclusivity period in the United States expired in December 1997. However, additional Waxman-Hatch Act provisions may result in an additional 30 month delay in the approval of an ANDA if the sponsor (in this case Bristol) has listed a patent related to the product with the FDA, and institutes a lawsuit based on that patent prior to the time that a generic approval is received. Bristol currently has several patents related to paclitaxel listed. In March 2001, we and Abbott filed an ANDA for paclitaxel with the FDA. If Bristol files a lawsuit against us or Abbott based upon those patents, Abbott's ANDA approval in the United States could be delayed. A statute comparable to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. We believe that Bristol's European exclusivity period ends in 2003.

Item 2.  Changes in Securities.  None

Item 3.  Defaults upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Securities Holders.  None

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.  None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf.


                                             NaPro BioTherapeutics, Inc.


May 14, 2001                                 /s/ Leonard P. Shaykin
                                             Leonard P. Shaykin
                                             Chairman of the Board of Directors
                                             Chief Executive Officer
                                             (Principal Executive Officer)


May 14, 2001                                 /s/ Gordon Link
                                             Gordon Link
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial Officer)



May 14, 2001                                 /s/ Robert L. Poley
                                             Robert L. Poley
                                             Controller
                                             (Principal Accounting Officer)