Form 10-Q
period 2001-06-30
NAPRO BIOTHERAPEUTICS INC
filed 2001-08-14
CIK 891504

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 of the

Securities Exchange Act of 1934

Quarter ended June 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock as of July 25, 2001:

Common Stock, $.0075 par value	28,209,060

Total number of pages in document-18


NaPro BioTherapeutics, Inc.


Part I. Financial Information

Item 1. Consolidated Financial Statements

NaPro BioTherapeutics, Inc.

Balance Sheet
Assets

	June 30, 2001 (unaudited)	December 31, 2000
Current assets:
Cash and cash equivalents	$ 23,062,000	$ 18,982,000
Accounts receivable	2,451,000	1,413,000
Inventory:
Raw materials	2,051,000	2,409,000
Work-in-process	2,794,000	1,438,000
Finished goods	398,000	1,926,000
	-------------	-------------
	5,243,000	5,773,000
Prepaid expense and other	1,924,000	1,461,000
	-------------	-------------
Total current assets	32,680,000	27,629,000

Property and equipment, net	11,808,000	9,637,000
Inventory, raw materials	426,000	484,000
Other assets	315,000	251,000
	-------------	-------------
Total assets	$ 45,229,000	$ 38,001,000
	=========	=========

See accompanying notes


NaPro BioTherapeutics, Inc.

Balance Sheet
Liabilities and Stockholders' Equity

	June 30, 2001 (unaudited)	December 31, 2000
Current liabilities:
Accounts payable	$ 4,128,000	$ 3,371,000
Accrued payroll and payroll taxes	1,515,000	955,000
Notes payable-current portion	419,000	135,000
Deferred income	1,400,000	---
	-------------	-------------
Total current liabilities	7,462,000	4,461,000

Notes payable-long term	14,925,000	14,953,000
Deferred income-long term	7,058,000	---

Stockholders' equity
Preferred stock, $.001 par value: Authorized shares-2,000,000 Issued-none	---	---
Non-voting common stock, convertible on disposition into voting common stock, $.0075 par value: Authorized shares-1,000,000 Issued and outstanding shares-none in 2001 (unaudited), 395,000 in 2000	---	3,000
Common stock, $.0075 par value: Authorized shares-45,000,000 Issued shares-28,444,603 in 2001 (unaudited), 26,758,144 in 2000	213,000	201,000
Additional paid-in capital	95,458,000	88,970,000
Accumulated deficit	(79,047,000)	(69,245,000)
Treasury stock-254,306 shares in 2001 (unaudited) and 405,885 in 2000	(840,000)	(1,342,000)
	-------------	-------------
Total stockholders' equity	15,784,000	18,587,000
	-------------	-------------
Total liabilities and stockholders' equity	$45,229,000	$38,001,000
	=========	=========

See accompanying notes


NaPro BioTherapeutics, Inc.

Operations Statement
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Product Sales	$ 2,158,000	$ 3,298,000	$ 6,089,000	$ 4,031,000

Expense:
Research, development and cost of products sold	7,978,000	4,510,000	12,276,000	6,626,000
General and administrative	2,193,000	2,063,000	4,030,000	3,637,000
Loss on disposal of assets	---	2,245,000	---	2,245,000
	-------------	-------------	-------------	-------------
	10,171,000	8,818,000	16,306,000	12,508,000
	-------------	-------------	-------------	-------------
Operating loss	(8,013,000)	(5,520,000)	(10,217,000)	(8,477,000)

License fees (Note 1)	300,000	---	392,000	---
Interest income	273,000	37,000	544,000	66,000
Interest expense	(261,000)	(162,000)	(521,000)	(273,000)
	-------------	-------------	-------------	-------------
Net loss	$(7,701,000)	$(5,645,000)	$(9,802,000)	$(8,684,000)
	=========	=========	=========	=========

Basic and diluted loss per share	$ (0.28)	$ (0.24)	$ (0.36)	$ (0.37)
	=========	=========	=========	=========

Weighted average shares outstanding	27,422,181	23,362,717	26,902,043	23,221,204
	=========	=========	=========	=========

See accompanying notes.


NaPro BioTherapeutics, Inc.

Cash Flow Statement
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Operating activity
Net loss	$(9,802,000)	$(8,684,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activity:
Depreciation	642,000	745,000
Amortization of license fee income	(392,000)	---
Amortization of license fee expense	497,000	---
Biomass development cost	453,000	---
Accretion of debt issue cost	20,000	20,000
Compensation paid with common stock and stock options	46,000	---
Retirement contributions paid with common stock	720,000	444,000
Loss on disposal of assets	---	2,245,000
Changes in operating assets and liabilities:
Accounts receivable	(1,038,000)	(1,879,000)
Inventory	588,000	(97,000)
Prepaid expense and other assets	(304,000)	(198,000)
Accounts payable	757,000	80,000
Accrued liabilities	560,000	1,012,000
Deferred income	8,850,000	---
	-------------	------------
Net cash provided (used) by operating activity	1,597,000	(6,312,000)
Net cash used by investing activity
Additions to property and equipment	(3,266,000)	(1,078,000)
Financing activity
Proceeds from notes payable	384,000	7,162,000
Payments of notes payable	(148,000)	(122,000)
Proceeds from the sale of common stock, and exercise of common stock options and warrants	5,513,000	4,481,000
	-------------	------------
Net cash provided by financing activity	5,749,000	11,521,000
	-------------	------------
Net increase in cash and cash equivalents	4,080,000	4,131,000
Cash and cash equivalents at beginning of period	18,982,000	1,937,000
	-------------	------------
Cash and cash equivalents at end of period	$23,062,000	$ 6,068,000
	=========	========

See accompanying notes.


NaPro BioTherapeutics, Inc.

Cash Flow Statement (continued)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Supplemental schedule of activity

Interest paid	$499,000	$ 273,000

Noncash transactions:
Issuance of common stock to prepay retirement plan contributions	720,000	431,000
Depletion of plantation cost to inventory	---	371,000

Convert non-voting common stock to voting common	3,000	---

See accompanying notes.


NaPro BioTherapeutics, Inc.

Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)

1.     Basis of Presentation and Adoption of Accounting Policy

The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

Effective in 2001 NaPro capitalizes initial payments it receives when it licenses its technology to third parties. NaPro amortizes such capitalized cost over the expected economic life of the technology.

2.      Common Stock

In April 2001, NaPro received a $5 million milestone payment under the strategic licensing, development and marketing agreement with Abbott Laboratories. The milestone payment was in the form of cash for 888,889 shares of common stock at $5.625 per share. No further equity investments from Abbott are contemplated under the current Stock Purchase Agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. You should read this discussion in conjunction with (1), the financial statements and notes included elsewhere in this report and (2), the financial statements, notes, and related management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2000. Special Note: Certain statements below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the "Reform Act". See "Special Note Regarding Forward Looking Statements."

General

NaPro BioTherapeutics, Inc. is a biopharmaceutical company focused on the development, production and licensing of complex natural product pharmaceuticals as well as the development and licensing of novel genetic technologies for applications in human therapeutics and diagnostics, pharmacogenomics and agrobiotechnology. Natural product substances have been, and continue to be, the primary source of new prototype chemotherapeutic anti-cancer agents. Our lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. In addition to our efforts with paclitaxel and genetics, we are also working on several types of compounds which we believe have promising activity as anti-cancer agents. We believe some of these agents function by new and novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We


are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluations of new products and technologies may involve examination of individual molecules, classes of compounds or platform technologies, in the cancer field and otherwise. Acquisitions of new products or technologies may involve the purchase of, or merger with, other companies.

We continue to incur substantial expense for research and development related to preclinical and clinical studies, improving manufacturing processes and other development activity. Accordingly, we have incurred significant operating losses, including operating losses of approximately $16.2 million and $10.8 million for the years ended December 31, 2000 and 1999, respectively. For the six months ended June 30, 2001, we incurred an operating loss of $9.8 million, resulting in an accumulated deficit of $79 million as of June 30, 2001. We expect that we will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with our paclitaxel biomass procurement, product development and research and development activities. We anticipate that operating losses will continue until such time, if ever, as we are able to generate sufficient revenue to support our operations.

Primarily, our ability to generate sufficient revenue to support our operations depends upon the successful completion of our paclitaxel development program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. On July 23, 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an ANDA with the FDA for paclitaxel.

In connection with the Abbott agreement, we may receive total funding of up to $118 million in the form of development and marketing milestone payments, a secured loan and equity investments. In July 1999 we received an initial $1 million fee. Through April 2001 Abbott purchased 2,000,000 shares of our common stock for a total purchase price of $11 million, including 888,889 shares purchased in April 2001 for $5 million.

Contingent upon our successful achievement of all development milestones, including the payments received through April 2001, we could receive up to $41 million consisting of $30 million in development fees and $11 million for the purchase of 2 million shares of common stock.

In addition, we have access to a total of $20 million under a secured loan arrangement with Abbott, including draws through June, 2001 of $15.1 million. The loan bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our hard assets are collateralized as security for the loan.


Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, we may receive additional milestone payments from Abbott in the range of zero up to $57 million. We cannot assure that regulatory approval or sales thresholds will be achieved.

Under terms of the agreement, Abbott will purchase bulk drug from us. If the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to us, less Abbott's payments for purchase of bulk drug. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it may be obligated to make payments to us.

In 1992 we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company, for the clinical development, sale, marketing and distribution of our paclitaxel. Faulding, with 2000 sales of approximately $1.2 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Asia and other countries throughout the world. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001 we entered into a separate agreement with Faulding covering development and sale of our paclitaxel in Europe. Including the new agreement for Europe, the Faulding territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Faulding has received marketing approval for, and is selling our paclitaxel as ANZATAX™ in more than 20 countries.

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

An offer from Mayne-Nickless Ltd., an Australian company, for the purchase of Faulding has been accepted by Faulding's board and is now subject to shareholder approval in the fall. We expect Mayne-Nickless to sell the pharmaceutical business of Faulding after the completion of the merger. These proposed transactions could have a material adverse effect on our business, financial condition and results of operations.

In January 2001 we received approval in Israel to sell paclitaxel under the trade name Biotax™. We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel. The Israeli Ministry of Health has approved Biotax for use in a variety of cancers and Tzamal has already received orders representing a meaningful share of the Israeli paclitaxel market.

In June 2001 we and JCR Pharmaceuticals Co., Ltd. entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. Under the agreement, we will be responsible for manufacturing and supplying the finished drug. JCR and we will jointly be responsible for the clinical and regulatory program necessary for seeking approval to market paclitaxel in Japan. JCR will fund the clinical and regulatory program. JCR will be responsible for the sales and distribution of the product in Japan upon its approval.


JCR, headquartered in Ashiya, Japan, is a research and development oriented pharmaceutical manufacturer, focusing on the research of bioactive substances such as enzymes, hormones, enzyme inhibitors, growth factors and stimulating factors. It is also engaged in the development and research of bioengineered products such as recombinant human growth hormone.

Results of Operations

Quarter ended June 30, 2001, compared to the quarter ended June 30, 2000 Sales for the 2001 quarter were $2.2 million, a decrease of $1.1 million from the 2000 quarter. The decrease related partially to a decrease in product payments due from Faulding. Shipments to and payments from strategic partners may vary significantly on a quarter-to-quarter basis depending on a number of factors including the level of sales to the customers of the strategic partners, the selling price of such sales, changes in approved markets, and the level of inventory carried by the strategic partners. This quarter-to-quarter variability will continue until stable commercial demand has been established for the product in a major market.

Research and development and cost of products sold expense for the 2001 quarter was $8 million, an increase of $3.5 million from the 2000 quarter. The increase resulted primarily from cost related to an anticipated commercial launch in the United States and biomass development cost.

General and administrative expense for the 2001 quarter was $2.2 million, an increase of $100,000 from the 2000 quarter. The increase was primarily attributable to increased payroll cost.

Loss on disposal of assets for the 2000 quarter was $2.2 million. There was no comparable expense in the 2001 quarter. In 1996 we initiated the construction of expanded manufacturing facilities in Boulder, Colorado. We suspended such construction in 1998. Due to the signing of the agreement with Abbott and other reasons, we restarted such construction. Because of manufacturing improvements and design changes, certain cost incurred in the earlier construction that had been recorded in fixed assets as construction-in-progress no longer had utility in the current improvements. Accordingly, in the June 2000 quarter we expensed $2.2 million of such cost.

In the 2001 quarter we earned $300,000 of license fee income. We had no comparable income in the 2000 quarter. This income related to amortization of license fees recorded as deferred income.

Interest income for the 2001 quarter was $300,000, an increase of $300,000 from the 2000 quarter. This increase is a result of carrying higher cash balances.

Interest expense for the 2001 quarter was $300,000, an increase of $100,000 from the 2000 quarter. This increase is primarily a result of a larger balance on the Abbott loan.

Six months ended June 30, 2001, compared to the six months ended June 30, 2000 Sales for the 2001 period were $6.1 million, up $2.1 million from the 2000 period. Shipments to and payments from strategic partners may vary significantly between periods depending on a number of factors including the level of sales to the customers of the strategic partners, the selling price of such sales, changes in approved markets, and the level of inventory carried by the strategic partners.

Research and development and cost of products sold expense for the 2001 period was $12.3 million, an increase of $5.7 million from the 2000 period. The increase resulted primarily from cost related to an anticipated commercial launch in the United States and increases in research spending for products and technology other than paclitaxel.


General and administrative expense for the 2001 period was $4 million, an increase of $400,000 from the 2000 period. The increase was primarily attributable to increased payroll expense.

In the 2001 period we earned $400,000 of license fee income. We had no comparable income in the 2000 period. This income related to amortization of up-front license fees paid by our partners and capitalized in accordance with SEC Staff Accounting Bulletin 101.

Interest income for the 2001 period was $500,000, an increase of $400,000 from the 2000 period. This increase is a result of carrying higher cash balances.

Interest expense for the 2001 period was $500,000, an increase of $200,000 from the 2000 period. This increase is primarily a result of a larger balance on the Abbott loan.

Liquidity and Capital Resources

Our capital requirements have been, and will continue to be, significant. As of June 30, 2001, we had a working capital balance (current assets minus current liabilities) of $25.2 million compared to a working capital balance of $23.1 million as of December 31, 2000. We have a $20 million secured borrowing arrangement with Abbott, of which $15.1 million was outstanding as of June 30, 2001. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $54.8 million, with the exercise of warrants and options of $7 million and with net borrowing of $15.3 million.

Our agreement with Abbott is expected to be a significant ongoing capital source. See Management's Discussion and Analysis - General.

We believe our existing capital, anticipated sales in the near future, and available borrowing and milestone payments from our development partners can provide adequate funding for our necessary operations and capital expenditures in the near future. However, pharmaceutical development and manufacturing, and the related capital expenditures, are costly processes. We may in-license or purchase new products or technologies and we expect to make significant capital expenditures. We therefore will seek substantial additional capital in the near future, if it is available at financially acceptable terms. We cannot assure that we will be able to do so.

Working Capital and Cash Flow Cash and cash equivalents increased $4.1 million to $23.1 million for the six months ended June 30, 2001, from $19 million at December 31, 2000. During the 2001 period net cash provided by operations of $1.6 million and by financing activity of $5.7 million was offset by investment activity of $3.3 million.

Inventory was $5.7 million at June 30, 2001. The amount of inventory is dependent on a number of factors, including among others the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development and launch periods.


Capital Expenditures We spent $3.3 million during the 2001 period for capital projects. These expenditures primarily included expansion of our manufacturing and other facilities, plantation cost and laboratory equipment. We anticipate additional expenditures in the near term, particularly for expansion of manufacturing facilities.

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

In the near future we are anticipating significant expenditures for improving efficiency and expanding capacity at our existing manufacturing facilities. We are also expecting to complete the design for, and begin construction of, a new large-scale manufacturing facility during 2001. The expanded scope of our research and development activity will require significant additions to laboratory equipment. All of these factors, and others, lead us to expect a significant increase in capital expenditures in the near future. Although we will seek additional long-term financing to fund the increases in capital expenditures, we cannot assure that we can obtain such financing on terms which are economically favorable for us, if at all.

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

     statements concerning our plans, objectives and future economic prospects, such as matters relative to developing new products;
     the availability of patent and other protection for our intellectual property;
     the completion of regulatory filings;
     the prospects for and timing of regulatory approvals;
     the need and plans for and availability of additional capital;


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
the decision-making processes of regulatory agencies;
changes in and compliance with governmental regulations;
the effect of capital market conditions and other factors on capital availability;
the ability of Abbott, Faulding, Tzamal and JCR to perform their obligations under their existing agreements with us;
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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

During the quarter ended June 30, 2001, the majority of our revenue resulted from sales of paclitaxel to Faulding.

Faulding purchases paclitaxel from us at a price that varies in proportion to the price at which Faulding sells paclitaxel. Under the Faulding agreement, we are paid a fixed percentage of Faulding's sales price for paclitaxel. Each year, Faulding estimates the sales price it will receive for paclitaxel in the upcoming year, and, based upon that estimate, we determine the price we will charge Faulding (the "Unadjusted Price"). We recognize the corresponding sales at the time of shipment of paclitaxel to Faulding. However, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to us by Faulding. In the summer, Faulding communicates to us the final amount and type of sales made during the preceding fiscal year, and an adjustment is calculated that may increase or decrease our sales of products to Faulding during that year.

Faulding's sales are made in the currencies of each of the countries in which it sells paclitaxel. As a result, our sales are affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, fluctuations in various currencies were a significant factor in reductions in the price we charge Faulding. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Faulding, there could be a material adverse effect on our earnings and cash flow. Our sales to JCR, if any, and to Tzamal, are subject to the same risk.

Certain statements set forth in Item 3 may constitute "forward-looking statements". See "Special Note Regarding Forward-looking Statements."

Part II--Other Information

Item 1.  Legal Proceedings

In September 2000 we and Abbott filed a patent infringement suit in the U.S. District Court for the District of Colorado against Bristol alleging infringement of U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel. In November 2000 we amended the complaint to add U.S. Patent number 6,140,359 to our claims of patents that Bristol is infringing. Bristol has asserted defenses that if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents could have a material adverse affect on us. The trial is set for June 2002.

In June 2001 we and Abbott filed a patent infringement suit in the United States District Court for the Western District of Pennsylvania against Mylan Laboratories, Inc. The suit alleges infringement of U.S. Patent numbers 5,733,888 and 6,140,359 which relate to paclitaxel. Mylan has asserted defenses that if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents could have a material adverse affect on us.

In July 2001 we were successful in opposing European Patent number 0 584 001, issued to Bristol relating to methods of administering paclitaxel, the active ingredient in Bristol's anticancer drug, TAXOL®, in Europe. The European Patent Office ruled that this patent is now invalid. A related United Kingdom administration patent we opposed last year was similarly revoked by the United Kingdom courts.


Existing regulatory approvals have a direct impact on the clinical and marketing strategy we are pursuing.

In December 1992, Bristol obtained NDA approval in the U.S. for its paclitaxel product. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel that gains approval through an NDA process is granted a five-year period of marketing exclusivity, which prevents submission by another party of an ANDA for generic substitutes until such period of exclusivity expires. Bristol's exclusivity period in the United States expired in December 1997. However, additional Waxman-Hatch Act provisions may result in an additional 30 month delay in the approval of an ANDA if the sponsor (in this case Bristol) has listed a patent related to the product with the FDA, and institutes a lawsuit based on that patent prior to the time that a generic approval is received. Bristol currently has several patents related to paclitaxel listed. In March 2001, we and Abbott filed an ANDA for paclitaxel with the FDA. In June, 2001, Bristol filed a lawsuit against Abbott based upon those patents in the U.S. District Court for the District of New Jersey. Accordingly, Abbott's ANDA approval in the United States could be delayed. A statute comparable to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. We believe that Bristol's European exclusivity period ends in 2003.

Item 2.  Changes in Securities. None.

Item 3.  Defaults upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 21, 2001 (the "Annual Meeting"), the following proposals were adopted by the margins indicated:

1.     The election of three Class II directors to hold office until the 2004 Annual Meeting.

		Number of Shares
Nominee	Class	For	Withheld
Edward L. Erickson	II	22,354,019	834,297
Richard N. Perle	II	22,354,019	834, 297
Patricia A. Pilia	II	22,237,735	950,581

2.     Approval of amendments to our 1994 Long Term Performance Incentive Plan (the "1994 Plan") providing for an increase in the maximum number of shares of common stock issuable as awards under the 1994 Plan, providing for the automatic grant of non-qualified stock options to purchase common stock to the members of the Research and Development Committee of the Board of Directors upon their initial appointment to the Committee, providing for the automatic grant of options to purchase common stock to the members of the Research and Development Committee who continue service on that committee following an Annual Meeting, and providing for an increase in the maximum number of shares subject to one or more awards that can be granted to any 1994 Plan participant in one taxable year of the Company.


Number of Shares
For	17,584,352
Against	5,514,383
Abstain	89,581

3.     To ratify the selection by the Board of Directors of Ernst & Young LLP as our independent auditors for the year ending December 31, 2001:

Number of Shares
For	23,135,766
Against	36,125
Abstain	16,425

Item 5.  Other Information. None.

Item 6.  Exhibits and Reports on Form 8-K

Current reports on Form 8-K: None.

Exhibits. None.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.

NaPro BioTherapeutics, Inc.
August 13, 2001	/s/ Leonard P. Shaykin Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

August 13, 2001	/s/ Gordon Link Gordon Link Vice President and Chief Financial Officer (Principal Financial Officer) President, NaPro Genomics

August 13, 2001	/s/ Robert L. Poley Robert L. Poley Controller (Principal Accounting Officer)
