Form 10-Q
period 2001-09-30
NAPRO BIOTHERAPEUTICS INC
filed 2001-11-13
CIK 891504

Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 of the
Securities Exchange Act of 1934

Quarter ended September 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock as of October 12, 2001:

Common Stock, $.0075 par value 28,234,936

NaPro BioTherapeutics, Inc.

Table of Contents

Page

Part I Financial Information

Consolidated Financial Statements

Balance Sheet

Operations Statement

Cash Flow Statement

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Part II Other Information

Legal Proceedings

Changes in Securities

Defaults Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Consolidated Financial Statements

NaPro BioTherapeutics, Inc.

Balance Sheet

Assets
	September 30, 2001 (unaudited)	December 31, 2000
Current assets:
Cash and cash equivalents	$ 15,034,000	$ 18,982,000
Accounts receivable	3,512,000	1,413,000
Inventory:
Raw materials	4,554,000	2,409,000
Work-in-process	5,009,000	1,438,000
Finished goods	819,000	1,926,000
	10,382,000	5,773,000
Prepaid expense and other	1,114,000	1,461,000
Total current assets	30,042,000	27,629,000

Property and equipment, net	14,611,000	9,637,000
Inventory, raw materials	---	484,000
Other assets	406,000	251,000
Total assets	$ 45,059,000	$ 38,001,000
	=========	=========

See accompanying notes

NaPro BioTherapeutics, Inc.

Balance Sheet

Liabilities and Stockholder Equity
	September 30, 2001 (unaudited)	December 31, 2000
Current liabilities:
Accounts payable	$ 5,677,000	$ 3,371,000
Accrued payroll and payroll taxes	825,000	955,000
Notes payable-current portion	294,000	135,000
Deferred income	1,400,000	---
Total current liabilities	8,196,000	4,461,000

Notes payable-long term	19,861,000	14,953,000
Deferred income-long term	6,708,000	---

Stockholder equity
Preferred stock, $.001 par value:
Authorized shares-2,000,000
Issued-none	---	---
Non-voting common stock, convertible on disposition
into voting common stock, $.0075 par value:
Authorized shares-1,000,000
Issued and outstanding shares-none in 2001 (unaudited), 395,000 in 2000	---	3,000
Common stock, $.0075 par value: Authorized shares-45,000,000
Issued shares-28,447,355 in 2001 (unaudited),
26,758,144 in 2000	214,000	201,000
Additional paid-in capital	95,868,000	88,970,000
Accumulated deficit	(84,948,000)	(69,245,000)
Treasury stock-254,306 shares in 2001 (unaudited),
405,885 in 2000	(840,000)	(1,342,000)
Total stockholder equity	10,294,000	18,587,000
Total liabilities and stockholder equity	$ 45,059,000	$ 38,001,000
	=========	=========

See accompanying notes

NaPro BioTherapeutics, Inc.

Operations Statement

(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Product Sales	$ 3,872,000	$ 2,343,000	$9,961,000	$ 6,374,000

Expense:
Research, development and cost of products sold	5,543,000	3,571,000	17,819,000	10,197,000
General and administrative	4,500,000	2,072,000	8,530,000	5,709,000
Loss on disposal of assets	---	---	---	2,245,000
	10,043,000	5,643,000	26,349,000	18,151,000
Operating loss	(6,171,000)	(3,300,000)	(16,388,000)	(11,777,000)

License fees (Note 1)	350,000	---	742,000	---
Interest income	192,000	104,000	736,000	170,000
Interest expense	(272,000)	(216,000)	(793,000)	(489,000)
Net loss	$(5,901,000)	$(3,412,000)	$(15,703,000)	$(12,096,000)
	=========	=========	==========	==========
Basic and diluted loss per share	$ (0.21)	$ (0.14)	$ (0.57)	$ (0.51)
	=====	=====	=====	=====
Weighted average shares outstanding	28,218,766	24,059,704	27,345,774	23,502,744
	========	========	=========	========

See accompanying notes.

NaPro BioTherapeutics, Inc.

Cash Flow Statement

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating activity
Net loss	$(15,703,000)	$(12,096,000)
Adjustments to reconcile net loss to net cash used by operating activity:
Depreciation	1,169,000	1,167,000
Amortization of license fee income	(742,000)	---
Amortization of license fee expense	745,000	---
Biomass development cost	453,000	---
Accretion of debt issue cost	30,000	30,000
Compensation paid with common stock and stock options	373,000	20,000
Retirement contributions paid with common stock	1,080,000	647,000
Loss on disposal of assets	---	2,245,000
Changes in operating assets and liabilities:
Accounts receivable	(2,099,000)	(925,000)
Inventory	(3,761,000)	259,000
Prepaid expense and other assets	(194,000)	100,000
Accounts payable	2,306,000	(231,000)
Accrued liabilities	(129,000)	386,000
Deferred income	8,850,000	---
Net cash used by operating activity	(7,622,000)	(8,398,000)
Investing activity
Additions to property and equipment	(6,960,000)	(2,514,000)
Proceeds from sale of property and equipment	---	1,000
Net cash used by investing activity	(6,960,000)	(2,513,000)
Financing activity
Proceeds from notes payable	5,334,000	9,563,000
Payments of notes payable	(297,000)	(193,000)
Proceeds from the sale of common stock, and exercise of common stock options and warrants	5,597,000	4,522,000
Net cash provided by financing activity	10,634,000	13,892,000
Net increase (decrease) in cash and cash equivalents	(3,948,000)	2,981,000
Cash and cash equivalents at beginning of period	18,982,000	1,937,000
Cash and cash equivalents at end of period	$15,034,000	$ 4,918,000
	=========	=========

See accompanying notes.

NaPro BioTherapeutics, Inc.

Cash Flow Statement (continued)

(Unaudited)

	Nine Months EndedSeptember 30,
	2001	2000
Supplemental schedule of activity

Interest paid	$783,000	$ 290,000

Noncash transactions:
Issuance of common stock to prepay retirement- plan contributions	360,000	215,000
Depletion of plantation cost to inventory	364,000	371,000

Conversion of non-voting common stock to voting common	3,000	---

See accompanying notes.

NaPro BioTherapeutics, Inc.

Notes to Consolidated Financial Statements

September 30, 2001
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

Effective in 2001 we defer initial payments we receive when we license our technology to third parties. We amortize such deferred cost over the expected economic life of the technology.

2. Common Stock

In September 2001 we issued an option to purchase 62,500 shares of stock to a consultant; we recorded $319,000 of administrative expense in connection with the option.

3. Revenue Recognition

We recognize product sales at the time of shipment or if shipped on consignment, at time of draw-down from consignment. Also, under certain contractual arrangements if a customer resells our product, we receive an additional payment based on the price of this third party sale; we recognize the additional payment as revenue when we determine that the third party sale has been consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this discussion in conjunction with (1), the financial statements and notes included elsewhere in this report and (2), the financial statements, notes, and related management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2000. Special Note: Certain statements below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the "Reform Act". See "Special Note Regarding Forward Looking Statements."

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

We continue to incur substantial expense for research and development related to preclinical and clinical studies, improving manufacturing processes and other development activity. Accordingly, we have incurred significant operating losses, including operating losses of $16.2 million and $10.8 million for the years ended December 31, 2000 and 1999, respectively. For the nine months ended September 30, 2001, we incurred an operating loss of $16.4 million, resulting in an accumulated deficit of $84.9 million as of September 30, 2001. We expect that we will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with our paclitaxel biomass procurement, product development and research and development activities. We anticipate that operating losses will continue until such time, if ever, as we are able to generate sufficient revenue to support our operations.

Primarily, our ability to generate sufficient revenue to support our operations depends upon the successful completion of our paclitaxel development program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. In 1999 we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an ANDA with the FDA for paclitaxel.

In connection with the Abbott agreement, we may receive total funding of up to $118 million in the form of development and marketing milestone payments, secured debt, and equity investments. Through April 2001 Abbott had purchased 2,000,000 shares of our common stock for a total purchase price of $11 million, including 888,889 shares purchased in April 2001 for $5 million.

Contingent upon our successful achievement of all development milestones, we could receive up to $30 million of the possible $118 million in development fees, including an initial $1 million fee we received in July 1999.

In addition, we have $20 million of secured debt with Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our hard assets are collateralized as security for the debt.

Of the possible $118 million, contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, we may receive additional milestone payments from Abbott of up to $57 million. We cannot assure that regulatory approval or sales thresholds necessary to trigger any of the future milestone payments will be achieved.

Under terms of the agreement, Abbott will purchase bulk drug from us. If the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to us, less Abbott's payments for purchase of bulk drug. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make payments to us.

In 1992 we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., Australia's largest domestic pharmaceutical company, for the clinical development, sale, marketing and distribution of our paclitaxel. Faulding, with 2000 sales of approximately $1.2 billion, actively markets anti-cancer pharmaceuticals and other health care products in Australia, Asia and other countries throughout the world. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001 we entered into a separate agreement with Faulding covering development and sale of paclitaxel in Europe. Including the new agreement for Europe, the Faulding territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Faulding has received marketing approval for, and is selling, our paclitaxel as ANZATAX™ in more than 20 countries.

In Europe, we are responsible for regulatory filings and will supply paclitaxel raw material exclusively to Faulding to formulate and finish the product. We cannot assure that we will receive regulatory approval in Europe. Should we receive approval, Faulding will then market and sell the final proprietary paclitaxel formulation in Europe. We will share equally the net sales of the product in Europe. Under the agreement, Faulding paid an up-front licensing fee to us of $7.5 million. We deferred the $7.5 million, $5.5 million of which we will amortize over five years to license fee income. We will defer the remaining $2 million until agreed upon events occur. We may be obligated to return part or all of the $2 million should these events not occur.

Faulding has announced the success of an offer by Mayne-Nickless Limited, an Australian company, to acquire all of Faulding's shares. Mayne-Nickless has indicated its intent to sell the pharmaceutical businesses of Faulding after the completion of the merger. We are uncertain what effect these transactions could have on our business, financial condition and results of operations.

In January 2001 we received approval in Israel to sell paclitaxel under the trade name Biotax™. We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel. The Israeli Ministry of Health has approved Biotax for use in treating a variety of cancers.

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

We have purchased land in Boulder County, Colorado, for the possible construction of new manufacturing and headquarters facilities. We also anticipate further expansion of our existing manufacturing facilities. We anticipate financing this activity with new capital, either in the form of debt or otherwise, if available on acceptable terms, although we cannot assure that we will be able to do so.

Results of Operations

Quarter ended September 30, 2001, compared to the quarter ended September 30, 2000 Sales for the 2001 quarter were $3.9 million, an increase of $1.6 million from the 2000 quarter. Sales to strategic partners may vary significantly on a quarter-to-quarter basis depending on a number of factors including the level of sales to the customers of the strategic partners, the selling price of such sales, changes in approved markets, and the level of inventory carried by the strategic partners. This quarter-to-quarter variability will continue until stable commercial demand has been established for the product in a major market, if ever.

Research and development and cost of products sold expense for the 2001 quarter was $5.5 million, an increase of $1.9 million from the 2000 quarter. The increase resulted primarily from cost related to increased sales volume and increases in development expense for products and technology other than paclitaxel.

General and administrative expense for the 2001 quarter was $4.5 million, an increase of $2.4 million from the 2000 quarter. The increase was primarily attributable to increases in regulatory expense, payroll and consulting.

In the 2001 quarter we earned $400,000 of license fee income. We had no comparable income in the 2000 quarter. This income related to amortization of license fees recorded as deferred income.

Interest income for the 2001 quarter was $200,000, an increase of $100,000 from the 2000 quarter. This increase is a result of carrying higher cash balances.

Interest expense for the 2001 quarter was $300,000, an increase of $100,000 from the 2000 quarter. This increase is primarily a result of a larger balance on the Abbott loan.

Nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 Sales for the 2001 period were $10 million, up $3.6 million from the 2000 period. Sales to strategic partners may vary significantly between periods depending on a number of factors including the level of sales to the customers of the strategic partners, the selling price of such sales, changes in approved markets, and the level of inventory carried by the strategic partners.

Research and development and cost of products sold expense for the 2001 period was $17.8 million, an increase of $7.6 million from the 2000 period. The increase resulted primarily from cost incurred in support of initial commercial production of paclitaxel in the U.S., cost related to increased paclitaxel sales volume and increases in development expense for products and technology other than paclitaxel.

General and administrative expense for the 2001 period was $8.5 million, an increase of $2.8 million from the 2000 period. The increase was primarily attributable to increases in regulatory expense, payroll, consulting, travel and recruiting.

Loss on disposal of assets for the 2000 period was $2.2 million. There was no comparable expense in the 2001 period. In 1996 we initiated the construction of expanded manufacturing facilities in Boulder, Colorado. We suspended such construction in 1998. Upon signing of the agreement with Abbott and for other reasons, we restarted such construction. Because of manufacturing improvements and design changes, certain cost incurred in the earlier construction that had been recorded in fixed assets as construction-in-progress no longer had utility in the current improvements. Accordingly, in the 2000 period we expensed $2.2 million of such cost.

In the 2001 period we earned $700,000 of license fee income. We had no comparable income in the 2000 period. This income related to amortization of up-front license fees paid by our partners and deferred in accordance with SEC Staff Accounting Bulletin 101.

Interest income for the 2001 period was $700,000, an increase of $500,000 from the 2000 period. This increase is a result of carrying higher cash balances.

Interest expense for the 2001 period was $800,000, an increase of $300,000 from the 2000 period. This increase is primarily a result of a larger balance on the Abbott loan.

Liquidity and Capital Resources

Our capital requirements have been, and will continue to be, significant. As of September 30, 2001, we had a working capital balance (current assets minus current liabilities) of $21.8 million compared to a working capital balance of $23.1 million as of December 31, 2000. We have $20 million of secured debt with Abbott. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $54.8 million, with the exercise of warrants and options of $7.1 million and with net borrowing of $20 million.

To date, we have received $32 million under the Abbott agreement. We believe this agreement will be a significant ongoing capital source. See Management's Discussion and Analysis - General.

We believe our existing capital, anticipated sales in the near future, and milestone payments from our development partners can provide adequate funding for our necessary operations and capital expenditures in the near future. However, pharmaceutical development and manufacturing, and the related capital expenditures, are costly processes. We may in-license or purchase new products or technologies and we expect to make significant capital expenditures. We may commence paclitaxel sales in a major market. Related to such potential sales we are planning and implementing significant expansion of our manufacturing capacity, we are hiring more employees, and we plan on significant increases in inventory and accounts receivable. We anticipate that such activities will use substantial capital. We therefore will seek substantial additional capital in the near future, if it is available at financially acceptable terms. We cannot assure that we will be able to obtain such capital.

Working Capital and Cash Flow Cash and cash equivalents decreased $4 million to $15 million for the nine months ended September 30, 2001, from $19 million at December 31, 2000. During the 2001 period net cash used by operations of $7.6 million and by investment activity of $7 million was offset by financing activity of $10.6 million.

Inventory was $10.4 million at September 30, 2001. The amount of inventory is dependent on a number of factors, including, among others, the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures We spent $7 million during the 2001 period for capital projects. These expenditures primarily included expansion of our manufacturing and other facilities, plantation cost and laboratory equipment. We anticipate additional expenditures in the near term, particularly for expansion of manufacturing facilities.

The amount and timing of future capital expenditures will depend upon numerous factors, including:

the cost of manufacturing scale-up for paclitaxel;

the development of new products;

the acquisition of new products or technologies;

the cost of manufacturing resources for new products;

the nature of our relationship with our strategic partners;

the progress of our research and development programs;

the magnitude and scope of these activities;

changes in manufacturing processes;

competing technological and marketing developments; and

changes in or terminations of existing strategic relationships.

In the near future we are anticipating significant expenditures for improving efficiency and expanding capacity at our existing manufacturing facilities. We have purchased land for, and broken ground on, a new large-scale manufacturing facility during 2001. The expanded scope of our research and development activity will require significant additions to laboratory equipment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

During the quarter ended September 30, 2001, the majority of our revenue resulted from sales of paclitaxel to Faulding.

Faulding purchases paclitaxel from us at a price that varies in proportion to the price at which Faulding sells paclitaxel. Under the Faulding agreement, we are paid a fixed percentage of Faulding's sales price for paclitaxel. Each year, Faulding estimates the sales price it will receive for paclitaxel in the upcoming year, and, based upon that estimate, we determine the price we will charge Faulding (the "Unadjusted Price"). We recognize the corresponding sales at the time of shipment of paclitaxel to Faulding. However, Faulding's actual selling price may differ from the amounts originally budgeted and indicated to us by Faulding. In the summer, Faulding communicates to us the final amount and type of sales made during the preceding applicable Faulding fiscal year, and an adjustment is calculated that may increase or decrease our sales of products to Faulding during their preceding fiscal year.

Faulding's sales are made in the currencies of each of the countries in which it sells paclitaxel. As a result, our sales are affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, fluctuations in various currencies were a significant factor in reductions in the price we charge Faulding. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Faulding, there could be a material adverse effect on our earnings and cash flow. Our sales to JCR, if any, are subject to the same risk.

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

In December 1992, Bristol obtained NDA approval in the U.S. for its paclitaxel product. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel that gains approval through an NDA process is granted a five-year period of marketing exclusivity, which prevents approval of another party's ANDA for generic substitutes until such period of exclusivity expires. Bristol's exclusivity period in the United States expired in December 1997. However, additional Waxman-Hatch Act provisions may result in an additional 30 month delay in the approval of an ANDA if the sponsor (in this case Bristol) has listed a patent related to the product with the FDA, and institutes a lawsuit based on that patent prior to the time that a generic approval is received. Bristol currently has several patents related to paclitaxel listed. In March 2001, we and Abbott filed an ANDA for paclitaxel with the FDA. In June, 2001, Bristol filed a lawsuit against Abbott based upon those patents in the U.S. District Court for the District of New Jersey. Accordingly, Abbott's ANDA approval in the United States could be delayed. A statute comparable to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. We believe that Bristol's European exclusivity period ends in 2003.

Item 2. Changes in Securities. None.

Item 3. Defaults upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K

Current reports on Form 8-K: None.

Exhibits

Number Description of Exhibit

4.1 Amended Rights Agreement dated November 8, 1996 between NaPro and American Stock Transfer and Trust Company as Rights Agent, as amended September 25, 2001. Incorporated herein by reference from amended registration statement on Form 8-A12G/A filed October 23, 2001.

10.1* NaPro's 1994 Long-Term Performance Incentive Plan, as amended June 21, 2001.

10.2* NaPro's 1998 Stock Incentive Plan.

* a management compensation plan

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report to be signed on its behalf.

November 12, 2001	NaPro BioTherapeutics, Inc. /s/ Leonard P. Shaykin Leonard P. Shaykin Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

November 12, 2001	/s/ Gordon Link Gordon Link Vice President and Chief Financial Officer (Principal Financial Officer) President, NaPro Genomics

November 12, 2001	/s/ Robert L. Poley Robert L. Poley Controller (Principal Accounting Officer)