Form 10-K
period 2001-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2002-04-01
CIK 891504

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934

Year Ended December 31, 2001

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

The aggregate market value of the voting stock held by non-affiliates was $271,025,000 as of March 4, 2002.

The number of shares outstanding of our common stock, as of March 4, 2002: 29,687,213

Incorporated by reference in Part III of this report is certain information contained in the Proxy Statement for our 2002 Annual Meeting of Stockholders.

Table of Contents
Item
Part I	1	Business
	2	Properties
	3	Legal Proceedings
	4	Matters Submitted to Stockholders' Vote
Part II	5	Market Information and Related Stockholder Matters
	6	Selected Financial Data
	7	Management's Discussion and Analysis of Financial Condition and Results of Operations
	7A	Quantitative and Qualitative Disclosures about Market Risk
	8	Financial Statements and Supplementary Data
	9	Changes in and Disagreements with Accountants
Part III	10	Directors and Executive Officers
	11	Executive Compensation
	12	Security Ownership of Certain Beneficial Owners and Management
	13	Certain Relationships and Related Transactions
Part IV	14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Part I

Item 1

Business

General

NaPro BioTherapeutics, Inc. is a biopharmaceutical company focused on the development, production and licensing of complex natural product pharmaceuticals as well as the development and licensing of novel genomic technologies for applications in human therapeutics and diagnostics, pharmacogenomics and agrobiotechnology. Our lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees. In addition to our efforts with paclitaxel and genomics, we are also working on several types of compounds that have promising activity as anti-cancer agents. We believe some of these agents function by novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

To date, the majority of our resources have been directed toward the development and manufacture of paclitaxel. The market for paclitaxel is dominated by Bristol-Myers Squibb Company. Bristol's paclitaxel is widely used in the treatment of breast and ovarian cancers, Kaposi's sarcoma, and non-small cell lung cancer when used in combination with cisplatin. Bristol has publicly announced that worldwide sales of its formulation of paclitaxel were $1.2 billion in 2001 and $1.6 billion in 2000. Our proprietary manufacturing technology includes the extraction, isolation, and purification of paclitaxel as well as the semisynthesis of the drug substance. We continue to develop renewable sources of paclitaxel biomass. We have strong pharmaceutical company alliances and are seeking additional alliances. We believe the combination of our proprietary manufacturing technology, biomass capability, and pharmaceutical alliances will allow us to participate significantly in the broad paclitaxel market. We cannot assure, however, that we will be able to participate significantly in the paclitaxel market. Prior to marketing paclitaxel, we must have approval of the appropriate regulatory authorities. Following such regulatory approval, the paclitaxel drug product must be manufactured according to the FDA's guidelines, and any major changes to the approved manufacturing processes may require additional regulatory approvals. We must also have adequate quantities of product available for sale.

Our strategy for advancing the development and commercialization of paclitaxel has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. On July 23, 1999, we entered into a 20-year exclusive collaborative agreement with Abbott Laboratories for the development and commercialization in the U.S. and Canada of one or more formulations of paclitaxel for the treatment of a variety of cancers. In the agreement, we are responsible for supply of bulk drug; development activity is conducted jointly with Abbott. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro development committee. In March 2001, we and Abbott filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for paclitaxel.

In November 2001 we and Abbott entered into a non-exclusive cross license with Bristol relating to paclitaxel which grants us a license under Bristol patents to market injectible paclitaxel, pursuant to an ANDA approval. We have the right under the agreement to sublicense to Abbott. The agreement grants Bristol a license to our patents relating to stable paclitaxel formulations. The scope of both licenses is limited to the polyethoxylated caster oil and ethanol formulation currently approved by the FDA.

In 1992, we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., a large Australian domestic pharmaceutical company, for the clinical development, sale, marketing and distribution of paclitaxel. Faulding was acquired by Mayne-Nickless Limited, an Australian company. The combined entity actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America and other regions throughout the world. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001 we entered into a separate agreement with Faulding covering development and sale of our paclitaxel in Europe. With the new agreement, the Faulding territory now includes substantially all of the world other than the U.S., Canada, Japan, Israel, the nations of the former Soviet Union and parts of Africa. Faulding has received marketing approval for, and is selling paclitaxel as ANZATAX(TM) in more than 25 countries.

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

For countries outside of Europe covered by the Faulding agreement, we supply paclitaxel to Faulding and Faulding formulates it into its commercial drug product, ANZATAX(TM). Faulding obtained regulatory approval and began marketing ANZATAX(TM) as a pharmaceutical for the treatment of refractory breast and ovarian cancers in Australia in January 1995. Since that time, ANZATAX(TM) has been approved in at least 25 additional countries.

We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel. In January 2001 we received approval in Israel to sell paclitaxel under the trade name, Biotax(R). The Israeli Ministry of Health has approved Biotax(R) for use in a variety of cancers; Tzamal is currently selling Biotax(R).

In June 2001 we and JCR Pharmaceuticals Co., Ltd. entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. Under the agreement, we will be responsible for manufacturing and supplying the finished drug. JCR and we will jointly be responsible for the clinical and regulatory program which will be necessary for seeking approval to market paclitaxel in Japan. JCR will fund this clinical and regulatory program. JCR will also be responsible for the sales and distribution of the product in Japan upon its approval.

In November 2000 we in-licensed gene alteration technology from the University of Delaware and Thomas Jefferson University. The license agreement grants us exclusive, worldwide rights to intellectual property including patent applications relating to the use of proprietary molecules designed to precisely alter genes in humans, animals, plants, viruses and microbes. We have agreed to provide research and patent funding, as well as an ongoing license fee paid in our common stock. As of December 31, 2001 we have issued 100,000 shares under the license. An additional 100,000 shares were accrued in 2001 and issued subsequent to year end.  To date we have issued 200,000 shares under the license. Assuming we do not cancel the license, we will issue an additional 1,000,000 shares in 100,000 share-per-year increments on the license anniversaries. Certain milestones may accelerate the issuance dates. The license is terminable at our option. If terminated, no further shares will be issued. In 2002 we have committed to fund at least $455,000 in research.

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

We may also be able to construct diagnostics, reagents, cell lines and animal models that will help other scientific and medical research. This technology may permit certain control over changes in the genome. Such control may help us to determine the function of genes or natural variations in chromosomes.

Among the disorders we are researching are Huntington's disease and sickle cell disease. Huntington's disease is a progressive disorder which causes nerve cells in the brain to waste away. Eventually, the patient suffers dementia, uncontrolled movements, and death. There is no known cure for this rare disease, that affects five of every million people. Symptoms usually appear between the ages of 35 and 50, although younger people can also develop the disease. Sickle cell anemia is a hereditary blood disorder caused by a single point mutation of the betaglobulin gene. It is characterized by a change in the composition of hemoglobin, the protein used to carry oxygen in the blood. NaPro is developing ex-vivo techniques aimed at treating or curing this disorder. This disease has been a target for traditional gene therapy for some time. We are in the early stages of this development and our success, if any, cannot be measured at this time.

We are involved in genetic research aimed at developing compounds to treat or cure disease as well as technologies for delivering the treatment to diseased cells. Our research is preliminary and may never lead to effective treatments for these diseases or commercially viable products.

The following chart identifies the commercial products and several classes of compounds we are currently researching.

NaPro Products: Commercial or in Development
Product	Indication(s)	Development Status
ANZATAX(TM) paclitaxel (Faulding)	Breast, Ovarian & Non-Small Cell Lung Cancer	Commercialized in Australia, Asia, South America and the Mideast; in development in Europe
Biotax(R) paclitaxel (Tzamal)	Breast, Ovarian & Non-Small Cell Lung Cancer	Commercialized in Israel
NaPro Paclitaxel (Abbott)	Breast, Ovarian & Non-Small Cell Lung Cancer	ANDA filed in U.S.
NaPro 80239	Hematological Cancer	Development candidate selection
NaPro 80661	Solid tumors	Development candidate selection
NaPro 82739	Solid tumors	Development candidate selection
NaPro 102339	Directed Drug Delivery	Technological development
NaPro proprietary oligonucleotides	Various genetic targets including Huntington's disease and sickle cell anemia	Research and technological development

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

In 1963, the National Cancer Institute, or NCI, recognized that the natural product paclitaxel killed leukemia cells and inhibited the development of a variety of tumors. Over the next two decades, researchers working under grants from the NCI conducted studies to determine paclitaxel's structure and its mechanism of action. The NCI studies indicated that paclitaxel inhibits the normal action of microtub-ules in cancer cell division. Microtubules, located in the cytoplasm of cells, play a vital role in cellular division. Paclitaxel promotes microtubule assembly and blocks normal microtubule disassembly in cells, which stops cell division and causes the cancer cell to die. This cytoplasmic mechanism of action contrasts with the nuclear mechanism of action of the majority of cell-killing drugs that kill the cell by attacking nuclear components such as DNA.

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

Paclitaxel is one of a family of compounds, commonly referred to as taxanes, that share a specific chemical structure. Taxanes are found naturally in many parts of various species of yew trees. The concentration of individual taxanes in yew trees is very small, generally less than 0.1%, and accordingly, the process of extracting taxanes from yew biomass is complicated and challenging. Several production approaches can be used to produce paclitaxel product. We believe the two most prevalent processes used today are conventional biomass extraction and semisynthesis.

With conventional biomass extraction, the manufacturing process is designed to extract, isolate and purify paclitaxel from yew biomass leaving behind other components, including non-paclitaxel taxanes. However, the extraction, isolation and purification processes are complicated because there are more than 100 different taxanes present in yew biomass. In a semisynthesis process, the initial extraction, isolation and purification is similar to that of the conventional biomass extraction process, except that the process not only isolates paclitaxel, but also other taxanes (which would otherwise be waste byproducts) and converts these other taxanes into paclitaxel. By converting other taxanes into paclitaxel, the semisynthesis process increases the yield of paclitaxel from the same quantity of biomass. Regardless of which process is used, the final product must meet acceptable impurity criteria.

Other companies have developed taxane products that are similar, but not identical, to paclitaxel. For example, Aventis S.A., a large international pharmaceutical company, has developed docetaxel which is being marketed in various parts of the world under the trademark Taxotere(R). Taxotere(R) has a different toxicity profile than paclitaxel and has side effects not observed with paclitaxel. The FDA approved Taxotere(R) for treatment of anthracycline-resistant breast cancer in patients without impaired liver function, and for non-small cell lung cancer after failure of a prior platinum-based chemotherapy.

Development of Paclitaxel

Under the terms of our agreement with Abbott, we are responsible for supplying bulk drug; development activities are conducted jointly with Abbott.

Under our agreements with Faulding, Faulding has primary responsibility for pursuing regulatory approval of paclitaxel within the Faulding territory other than Europe. We have responsibility for supporting the regulatory approvals in regard to information related to our manufacturing processes. In Europe, we have primary responsibility for pursuing regulatory approval.

Existing regulatory approvals have a direct impact on the clinical and marketing strategy we are pursuing. In December 1992 Bristol obtained NDA approval in the U.S. for its paclitaxel product. Under the Waxman-Hatch Act, a non-patented drug such as paclitaxel that gains approval through an NDA process is granted a five-year period of marketing exclusivity (subject to extension under certain conditions), which prevents submission by another party of an ANDA for generic substitutes until the exclusivity period expires. Bristol's exclusivity period in the United States expired in December 1997. A statute comparable to the Waxman-Hatch Act exists in Europe, although the related period of exclusivity is ten years. Bristol's European exclusivity period ends in 2003.

Biomass

Paclitaxel and other taxanes we use in the production of paclitaxel are present in many parts of various species of yew trees. Our technology is designed to allow extraction and purification of paclitaxel and extraction of other taxanes from renewable sources of biomass such as needles and limbstock harvested from yew trees. Taxanes other than paclitaxel can be chemically converted into paclitaxel.

We believe we may be able to reduce our raw material cost while increasing our yield of paclitaxel by growing a reliable and renewable biomass source. In order to have a supply of biomass for use in the production of paclitaxel, we have agreements with various North American commercial nurseries. In 2002, substantially all of our production for Abbott will be extracted from cultivated biomass. We regularly conduct other research related to enhancing paclitaxel production in yew trees.

Manufacturing

The manufacture of paclitaxel occurs in three steps. First, a crude paclitaxel is extracted from yew trees. Second, the extracted crude paclitaxel mixture is isolated and purified. In the final step, the resulting active drug substance is formulated for final packaging. Faulding and Abbott are each responsible for formulating and final packaging of paclitaxel that they market.

The first step in the manufacture of paclitaxel requires the extraction of crude paclitaxel from the raw biomass materials we cultivate from our yew trees or purchase from others. We currently have contracts with third party manufacturers to process crude paclitaxel from raw biomass materials. While we own and have operated large-scale extraction facilities in Boulder, Colorado, we believe that our manufacturing partners will increase our operating flexibility and lower our cost of manufacturing. As a result, we have suspended our extraction operations and rely upon our manufacturing partners to supply all of our requirements for crude paclitaxel extract. Any failure by our manufacturing partners to supply our requirements on a cost-effective basis would jeopardize our ability to commercialize paclitaxel on a timely and competitive basis and to supply our strategic partners' commercial needs. In addition, only a limited number of contract manufacturers are both capable of processing crude paclitaxel extract from raw biomass materials and complying with current federal and state good manufacturing practice regulations. Accordingly, if our manufacturing partners fail to supply our requirements, we may not be able to enter into manufacturing agreements with alternative suppliers of crude paclitaxel extract on commercially acceptable terms and, even if we do, any manufacturer with which we contract may not be able to deliver crude paclitaxel extract in appropriate quantity.

We perform the second manufacturing step, isolation and purification, in our facilities in Boulder, Colorado. Our manufacturing facilities are subject to inspection by the regulatory agencies in the countries in which our paclitaxel is sold. In the past, our manufacturing facilities have been inspected by the FDA, the Australian Therapeutic Goods Administration, or TGA, and the European Medicines Evaluation Agency, or EMEA. Those agencies have found our facilities to be acceptable for the manufacture of bulk paclitaxel. We are expanding the manufacturing capacity of our Boulder, Colorado facilities in anticipation of U.S. approval. We believe that our Boulder, Colorado facilities have adequate capacity to meet clinical and commercial requirements for the near future, but we cannot assure such capacity.

In 2001 we substantially increased the capacity of our commercial isolation and purification facilities in Boulder, Colorado. We plan additional capacity expansion in 2002. We cannot assure, however, that we will succeed in adapting our technology for large scale commercial manufacturing. We also cannot assure that we will have the sales volume to require additional capacity.

In order to diversify our supply options and increase our manufacturing capacity, we are developing, and have applied for patent protection for, a semisynthesis process for manufacturing paclitaxel from other taxanes contained in renewable biomass sources. We own, or have licensed, several patents relating to this process and have applied for others. During 1999, we manufactured crude paclitaxel with the semisynthesis process in a pilot-scale contracted facility. This crude paclitaxel is then purified at our manufacturing facility in Boulder, Colorado. We continue additional development and testing with a contract manufacturer. The use of semisynthetic paclitaxel will require regulatory approvals, which cannot be assured. Furthermore, we cannot assure our semisynthesis process will perform as expected or that we will be able to effectively adapt the process to commercial-scale manufacturing.

Strategic Alliances

Abbott: Our strategy has been to pursue and enter into strategic alliances with large international pharmaceutical companies. In July 1999 we entered into a 20 year exclusive collaborative agreement, which was amended in June 2000 and September 2001, with Abbott covering the U.S. and Canada to develop and commercialize one or more formulations of paclitaxel for treatment of a variety of cancer indications. Abbott is a large, multinational, diversified health care company with 2001 sales of $16.3 billion. We are responsible for supplying bulk drug and clinical trials may be conducted jointly with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. We have granted an exclusive license to Abbott for our paclitaxel-related patents for intravenous and oral paclitaxel formulations.

In connection with the Abbott agreement, we may receive, including $32 million received to date, total funding of up to $118 million in the form of up to $30 million in development milestones, up to $57 million in marketing milestones, $20 million in secured debt, and $11 million in equity investments. Through April 2001 Abbott had purchased 2,000,000 shares of our common stock for a total purchase price of $11 million.

We received an initial $1 million fee in July 1999. Contingent upon our successful achievement of all development milestones, we could receive up to an additional $29 million in development fees. Should we receive approval of our current ANDA, and upon commencement of commercial sales, we will receive a portion of such $29 million.

We have received $20 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our hard assets are collateralized as security for the debt.

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

The Abbott agreement grants Abbott the exclusive right to develop and market our paclitaxel in the U.S. and Canada for intravenous and oral anti-cancer uses. Abbott is required to purchase all of its requirements for paclitaxel from us, except in certain circumstances if we become unable to supply Abbott's requirements. Except for limited instances where termination is due to specific breaches of the agreement by us, we retain exclusive rights following termination to any clinical data generated during the course of the agreement. We are required to indemnify Abbott for defects in our paclitaxel that is shipped to Abbott, breaches of our warranties or obligations under the agreement, harm caused by inappropriate co-marketing activities, and some intellectual property and product liability claims. Abbott is required to indemnify us for defects in a finished product containing our paclitaxel manufactured by Abbott, breaches of Abbott's representations and warranties, harm caused by inappropriate marketing activities, and some intellectual property and product liability claims.

Faulding We formed a strategic alliance through a long-term exclusive agreement with Faulding that covers substantially all of the world other than the U.S., Canada, Japan, Israel, the nations of the former Soviet Union and parts of Africa. Under this agreement, Faulding agreed to fund and, with our input, undertake the development work required to obtain regulatory approvals for commercializing our paclitaxel in the Faulding territory other than Europe. We are responsible for supplying Faulding with our paclitaxel and Faulding is required to purchase all of its paclitaxel requirements from us. Faulding pays us a substantial share of its gross sales of paclitaxel. Faulding is currently marketing paclitaxel in more than 25 countries. We cannot assure, however, that Faulding will succeed in obtaining further regulatory approvals to market our paclitaxel within its territory. Furthermore, if such approvals are received, we cannot assure that Faulding will market our paclitaxel successfully in these additional countries.

In Europe, we are responsible for regulatory filings and for funding development. We will supply paclitaxel exclusively to Faulding to formulate and finish the product. We cannot assure that we will receive regulatory approval in Europe. Should we receive approval, Faulding will then market and sell the final proprietary paclitaxel formulation in Europe. We will share the net product sales in Europe equally.

Faulding may terminate the agreements: (i) upon our reorganization or insolvency; (ii) if Faulding becomes controlled by a pharmaceutical company that sells paclitaxel in the Faulding territory; (iii) if we are controlled by Ivax Corporation or Bristol; (iv) if we are purchased by a pharmaceutical company that sells paclitaxel in the Faulding territory and that company refuses to be bound by the terms of the Faulding agreement; (v) if we are unable to meet the paclitaxel supply requirements of Faulding; or (vi) for material, uncured breach. We may terminate the agreement: (i) upon the reorganization or insolvency of Faulding; (ii) in certain circumstances, upon a change in control of Faulding; or (iii) for material, uncured breach.

We are required to indemnify Faulding for any defect in our paclitaxel that is shipped to Faulding and for uncured breaches of our warranties or obligations. Faulding is required to indemnify us against all losses (i) resulting from a defect in a product manufactured by Faulding containing our paclitaxel except if the defect is our fault, (ii) resulting from a product containing our paclitaxel formulated, stored, handled, promoted, distributed, registered or sold by Faulding and (iii) for uncured breaches of Faulding's representations and warranties under the Faulding agreement.

In 2001 Faulding was purchased by Mayne-Nickless Limited, an Australian company. Mayne-Nickless subsequently sold the U.S. assets of Faulding. This transaction has had a limited effect on our operations in the Faulding territory.

Tzamal We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel. In January 2001, we received approval in Israel to sell paclitaxel under the trade name Biotax(R). The Israeli Ministry of Health has approved Biotax(R) use in a variety of cancers and Tzamal is selling Biotax(R).

Tzamal Pharma is an Israeli pharmaceutical company, active and well established in the Israeli pharmaceutical market and specializing, among other areas, in ethical products for the treatment of cancer, metabolic diseases, neurological disorders and gynecology/fertility.

JCR In June 2001 we and JCR Pharmaceuticals Co., Ltd. entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. Under the agreement, we will be responsible for manufacturing and supplying the finished drug. Both companies will jointly be responsible for the clinical and regulatory program necessary for seeking approval to market paclitaxel in Japan. JCR will fund the clinical and regulatory program. JCR will be responsible for the sales and distribution of the product in Japan upon its approval.

JCR, headquartered in Ashiya, Japan, is a research and development oriented pharmaceutical manufacturer, focusing on the research of bioactive substances such as enzymes, hormones, enzyme inhibitors, growth factors and stimulating factors. It is also engaged in the development and research of bioengineered products such as recombinant human growth hormone.

Marketing and Sales

Marketing and sales of paclitaxel in the territories covered by our agreements with Faulding are conducted by Faulding and in Israel by Tzamal. Anticipated marketing and sales, if any, of paclitaxel in the U.S. and Canada, will be conducted by Abbott, and in Japan will be conducted by JCR. Currently, we have no sales force and have only limited marketing capabilities. Sales to Faulding and Abbott account for a substantial portion of our revenue. As a result, the loss of Faulding or Abbott as a customer or the failure of Faulding or Abbott to successfully market our paclitaxel could have a material adverse effect on us in the absence of a comparable alternative strategic alliance arrangement.

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for product sales, financing, executive talent and intellectual property. We compete with all entities developing and producing therapeutic agents for cancer treatment, many of whom have much greater capital resources and research and development capabilities.

Within the paclitaxel segment of the cancer treatment industry, competitors' success in entering the paclitaxel market may reduce our market share and reduce the price we can charge for our paclitaxel, which could have a material adverse effect upon us. In addition, marketing is being handled exclusively by Abbott, Faulding and Tzamal within their territories. Regulatory approvals are being handled by Abbott in its territory and by Faulding in its non-European territory. Although we believe Abbott and Faulding have capable drug development and marketing abilities, we cannot assure that they will be capable or effective in gaining additional regulatory approvals on a timely basis, if at all, or be able to compete effectively with existing or new competitors within their territories.

Bristol is marketing paclitaxel commercially in the U.S., Australia, Canada, Europe and other territories. In addition, Aventis has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere(R). Taxotere(R) is approved in the U.S., the European Union, Australia, Canada and other countries. Taxotere(R) is approved in the U.S. for treatment of patients with locally advanced or metastatic breast cancer after failure of prior chemotherapy, and patients with locally advanced or metastatic non-small cell lung cancer after failure of prior platinum-based chemotherapy. While treatment with Taxotere(R) may cause certain side effects not observed with paclitaxel, Taxotere(R) competes with paclitaxel, and thereby may reduce overall paclitaxel sales.

The FDA has approved several generic versions of paclitaxel. Currently Ivax Corporation, Mylan Laboratories, Inc. and Bedford Laboratories have approval to sell generic paclitaxel in the U.S. Other generic manufacturers may enter the U.S. market. In most cases, a European exclusivity period will end in 2003, 10 years after Bristol's initial approval. However, Ivax is marketing paclitaxel for Kaposi's Sarcoma in Europe. We are aware of several other pharmaceutical companies that are in the process of developing generic paclitaxel in the U.S., Europe and elsewhere. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture that may compete with our products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

Our competitors, most notably Bristol and Aventis, have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than we do. We expect Bristol to compete intensely to maintain its dominance of the paclitaxel market. Generic competition has already caused a decline in the average price of paclitaxel, and as more and more competitors enter the market, the price of paclitaxel may erode even further. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us and may receive regulatory approval before we do. Many companies and research institutions are also seeking means to obtain paclitaxel and taxanes from renewable biomass components of yew trees and other sources in order to increase paclitaxel yields, avoid environmental concerns and reduce the cost of biomass. In addition, we are aware of several potential competitors that have developed and patented or are developing various processes for producing paclitaxel and paclitaxel-related substances semisynthetically, which may allow such competitors to produce a lower-cost paclitaxel. The development by a third party of a cost-effective means to fully synthesize paclitaxel in commercial quantities or the manufacture of taxane derivatives or analogs that are more effective than paclitaxel in treating cancer could have a material adverse effect on us.

Patents and Proprietary Technology

Our success depends in part on our ability to obtain and enforce patent protection for our products, both in the U.S. and other countries, and operate without infringing the proprietary rights of third parties. The scope and extent of patent protection for our product candidates is uncertain and frequently involves complex legal and factual questions. We cannot predict the breadth of claims that will be allowed and issued in patents related to biotechnology or pharmaceutical applications. Once patents have been issued, we cannot predict how the claims will be construed or enforced. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the U.S. For example, methods of treating humans are not patentable in many countries outside of the U.S.

We rely on patent and other intellectual property protection to prevent our competitors from developing, manufacturing and marketing products related to our technology. Our patents may not be enforceable and they may not afford us protection against competitors, especially since there is a lengthy time between when a patent application is filed and when it is actually issued. Additionally, there are hundreds of pharmaceutical and chemical patents being issued every week throughout the world. Many of these have patent claims that are difficult to categorize and interpret. Because of this, we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on their patent, they may sue us even if we have received patent protection for our technology. If another person claims we are infringing their technology, we could face a number of issues, including the following:

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

The coverage claimed in a patent application can be significantly narrowed before a patent is issued, either in the U.S. or abroad. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, some of these patents are subject to further proceedings that may limit their scope. It is not possible to determine which patents may provide significant proprietary protection or competitive advantage, or which patents may be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may issue on our pending applications, may become subject to dispute, including interference proceedings in the U.S. to determine priority of invention. We are currently involved in opposition proceedings in Europe and other countries contesting the validity of issued patents. If our currently issued patents are invalidated or if the claims of those patents are narrowed, our ability to prevent competitors from marketing products that are currently protected by those patents could be reduced or eliminated. We could then face increased competition resulting in reduced market share, prices and profit.

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

In September 2000, we and Abbott filed a patent infringement suit in the U.S. District Court for the District of Colorado against Bristol alleging infringement by Bristol of two patents we own: U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel formulation. In November 2001 we, Abbott and Bristol settled this suit. In connection with this settlement, the parties entered into a non-exclusive cross license agreement relating to paclitaxel. The agreement grants us a license under Bristol patents to market injectible paclitaxel, pursuant to an ANDA approval. We have the right under the agreement to sublicense to Abbott.

The agreement grants BMS a license to NaPro's patents relating to stable paclitaxel formulations. The scope of both licenses is limited to the polyethoxylated castor oil and ethanol formulation currently approved by the FDA.

We are aware of competitors and potential competitors who are pursuing patent protection for various aspects of the extraction, preparation, formulation, administration and production of natural, semisynthetic and synthetic paclitaxel. If our technology, products or activities are deemed to infringe the other companies' rights, we could be subject to damages or prevented from using the technology that is infringing other companies' rights, or we could be required to obtain licenses to use that technology. We cannot be sure that we would be able to obtain those licenses on terms acceptable to us, or at all. If we were unable to obtain those licenses or were prevented from using our technology, we could encounter significant delays in product market introductions while we attempt to design around the patents or rights infringed, or we could find the development, manufacture or sale of products to be impossible, any of which would have a material adverse effect on us. In addition, we could experience a loss of sales and incur substantial cost in defending ourselves and indemnifying Abbott, Faulding, Tzamal or JCR in patent infringement or proprietary rights violation actions brought against them. We could also incur substantial cost if we find it necessary to assert claims against third parties to prevent the infringement of our patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on us, even if the eventual outcome was favorable.

We also rely on trade secrets, know-how and continuing technological advancement to maintain our competitive position with our technology, some of which is not patented. In addition, our success will depend in part on our ability to protect our trade secrets related to extracting, isolating and purifying paclitaxel. Although we have entered into confidentiality agreements with employees, consultants and collaborators, which contain assignment of invention provisions, we cannot assure that others will not gain access to these trade secrets, that such agreements will be honored or that we will be able to effectively protect our rights to unpatented trade secrets. Moreover, we cannot assure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

In June 2001 we and Abbott filed a patent infringement suit in the United States District Court for the Western District of Pennsylvania against Mylan Laboratories, Inc. The suit alleges infringement of U.S. Patent numbers 5,733,888, 5,972,992, 5,977,164, 6,140,359, and 6,306,894 which relate to paclitaxel. Mylan has asserted defenses that if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents could have a material adverse affect on us.

Government Regulation and Product Approvals

Research, preclinical development, clinical trials, manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by governmental authorities in the U.S. and other countries. Regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

The steps required before a pharmaceutical agent may be marketed in the U.S. include preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies, the submission of an investigational new drug application to the FDA for human clinical testing, the carrying out of adequate and well-controlled human clinical trials to establish the safety and efficacy, the submission of a new drug application to the FDA, and FDA approval of the new drug application. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations.

Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess safety. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations. The results of some of the preclinical tests form a part of an investigational new drug application along with the proposed clinical study, and chemistry and manufacturing information. The investigational new drug application process may be costly.

Clinical trials must be sponsored and conducted in accordance with good clinical practice.

Clinical trials are typically conducted in three sequential phases. In Phase I, the initial introduction of the drug into a small number of healthy volunteers is undertaken. The drug is evaluated for safety. The Phase I trial must also provide pharmacological data that is sufficient to design the Phase II trials. For certain drugs such as cancer drugs Phase I trials may be conducted in patients rather than healthy volunteers.

Phase II trials involve studies in a limited patient population in order to obtain initial indications of the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse affects and safety risks. When a compound is determined preliminarily to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials can be undertaken to evaluate safety and efficacy further in expanded patient populations at geographically diverse clinical trial sites. Positive results in Phase II are no guarantee of positive results in Phase III.

The results of the clinical trials and manufacturing, toxicology and pharmacology information are submitted to the FDA in the form of a New Drug Application. The approval of an NDA permits commercial-scale manufacturing, marketing, distribution, and sale of the drug in the U.S. The FDA may deny a new drug application filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied. The FDA may require additional testing or information, and may require post-approval testing, surveillance and reporting to monitor the products. The FDA may ultimately decide that an NDA filed by us or our collaborators does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked.

Among the conditions for new drug approval is the requirement that the prospective manufacturer's manufacturing systems conform to the FDA's regulations on current Good Manufacturing Practices. In complying with these regulations, manufacturers must continue to expend time and resources in order to ensure compliance. Thus, even if we acquire regulatory approval for paclitaxel, our current and any future facilities will be subject to periodic review and inspections by the FDA or other regulatory authorities. The FDA, the Australian TGA and the European EMEA have inspected our paclitaxel manufacturing facilities and have found them to be in compliance with applicable regulations and to be acceptable for the manufacture of bulk paclitaxel. Subsequent discovery of previously unknown problems with a product or our manufacturing facilities may result in restrictions, including withdrawal of the product from the market.

When patents or other periods of exclusivity on brand-name drugs expire, manufacturers can apply to the FDA to sell generic versions by submitting an ANDA. Generic applicants submit information on the drug's chemistry, manufacturing stability, quality controls, packaging and labeling and show that the generic drug and the brand-name drug are equivalent. The FDA's review process for an ANDA may take from 6 to 24 months. Along with Abbott, in March 2001 we filed an ANDA to permit us to begin marketing paclitaxel in the United States. We do not know when, if at all, the FDA will complete its approval process of our ANDA.

Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps and uncertainties associated with FDA approval described above.

We are also subject to U.S. statutes and regulations applicable to exporting drugs. Those laws authorize the export of a drug without marketing approval in the U.S. to any country if certain conditions are met.

The adoption by federal, state or local governments of significant new laws or regulations or a change in the interpretation or implementation of existing laws or regulations relating to environmental or other regulatory matters could increase the cost of producing products, delay regulatory approval or otherwise adversely affect our ability to produce or sell our paclitaxel or other products.

In addition to regulations enforced by the FDA, we are also subject to, among others, the regulations of the European Union, the U.S. Environmental Protection Agency, the Department of Interior (U.S. Fish and Wildlife Services and the Bureau of Land Management), the Department of Agriculture (U.S. Forest Service) and other countries and regulatory agencies. We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds.

Our manufacturing partners are also subject to such laws and regulations, both in the U.S. and in any other countries in which they operate. Failure by our manufacturing partners to comply with such laws and regulations could lead to an interruption in our supply of necessary raw materials.

We have filed DMFs and other documents describing portions of our proprietary manufacturing processes with regulatory agencies in the U.S., Australia and Europe, relating to our manufacture of our paclitaxel. Faulding, referring to our Australian DMF, has received marketing approval in Australia and other countries for paclitaxel.

Research and Development

During the years ended December 31, 2001, 2000 and 1999, we spent approximately $10.3 million, $7.6 million and $5.8 million respectively, on research and development activity and to produce paclitaxel. Research and development is expected to remain a significant expense of our business. In the short term, research and development is expected to concentrate on improvement of paclitaxel yield, production cost reduction, development of our semisynthesis process for paclitaxel production, and yield improvement in our paclitaxel production methodology for processing needles and limbstock. In addition, we are actively engaged in genomics research targeted at creating genetic therapeutics targeting human disease, technology directed at improving plant traits and developing technology useful in functional genomics and diagnostics. We plan to contract out research considered essential but for which we lack facilities or staff. We continue in early stage research and development of other potential natural product cancer chemotherapeutic drugs with novel mechanisms of action. We are assessing later-stage pharmaceutical product development opportunities in an effort to expand our pipeline of new products.

Foreign and Domestic Operations; Export Sales

The following table sets forth, for the past three years, sales, profitability (operating loss), and identifiable assets attributable to our U.S. and foreign operations (amounts in thousand dollars):

                                                   Year Ended December 31,
                                            2001             2000        1999
                                            ----          ----           ----

U.S. Sales to Unaffiliated Customers (1)  $ 15,711     $   8,148      $   7,592

Operating Loss
         U.S.                             $(26,444)     $(16,168)      $(10,624)
         Canada                                (73)          (79)          (165)

Identifiable Assets
         U.S.                             $ 34,161       $ 34,959      $ 16,095
         Canada                              2,900          3,042         3,162
____________

 (1) Includes export sales into Australia of $7,576 in 2001, $7,720 in 2000 and $5,121 in 1999, as well as sales into Israel of $1,954 in 2001 and $288 in 2000.

Sales of our paclitaxel into foreign markets accounted for approximately 60% of our revenue for the year ended December 31, 2001, 98% of our revenue for the year ended December 31, 2000 and 68% of our revenue for the year ended December 31, 1999. We anticipate that a lower portion of our revenue will be derived from sales of our products in foreign markets in future years. Pending regulatory approval, we anticipate sales to Abbott will increase in 2002.

However a substantial portion of our sales and operations will continue to be subject to the risks associated with foreign business, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on our ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in, the level of customs duties, export quotas, drug regulatory restrictions or other regulatory or trade restrictions could have a material adverse effect on us.

Employees

As of February 28, 2002, we had 185 full-time employees, 2 part-time employees, and 2 project employees. 14 of these employees hold Ph.D. or M.D. degrees. 46 employees were engaged in drug development, 26 in quality assurance, 71 in manufacturing, 37 in administration and finance, 5 in regulatory affairs, and 4 in legal. We believe that our relations with our employees are good.

Item 2

Properties

We lease 54,000 square feet of space in Boulder, Colorado, used for executive offices, research and development and commercial manufacturing. We lease an additional 27,000 square feet of space in Boulder, used for manufacturing, 10,000 square feet of space in Boulder, used for development, and 20,000 square feet of warehouse space in Weld County, Colorado. We own 5 acres of undeveloped land in Longmont, Colorado, with options to purchase an additional 6.3 acres. We lease 4,400 square feet in Newark, Delaware, used for research and development, 1,100 square feet in Allentown, Pennsylvania, used for research and development, and 2,100 square feet of office space in New York City.

Item 3

Legal Proceedings

In September 2000 we and Abbott filed a patent infringement suit in the U.S. District Court for the District of Colorado against Bristol alleging infringement of U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel. In November 2001 we, Abbott and Bristol settled this suit. In connection with this settlement, the parties entered into a non-exclusive cross license agreement relating to paclitaxel. The agreement grants us a license under Bristol patents to market injectible paclitaxel, pursuant to an ANDA approval. We have the right under the agreement to sublicense to Abbott. The agreement grants Bristol a license to our patents relating to stable paclitaxel formulations. The scope of both licenses is limited to the polyethoxylated castor oil and ethanol formulation currently approved by the FDA.

In June 2001 we and Abbott filed a patent infringement suit in the United States District Court for the Western District of Pennsylvania against Mylan Laboratories, Inc. The suit alleges infringement of U.S. Patent numbers 5,733,888, 5,972,992, 5,977,164, 6,140,359 and 6,306,894, all of which relate to paclitaxel. Mylan has asserted defenses that, if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents could have a material adverse affect on us.

Item 4

Matters Submitted to Stockholders' Vote

None.

Part II

Item 5

Market Information and Related Stockholder Matters

Market Information

Our common stock is traded in the Nasdaq National Market under the symbol "NPRO." The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock.

		High	Low
2001	Fourth Quarter Third Quarter Second Quarter First Quarter	$13.00 10.62 11.88 8.25	$ 6.11 6.00 6.44 5.53
2000	Fourth Quarter Third Quarter Second Quarter First Quarter	$12.25 11.00 8.63 10.50	$ 5.25 5.13 2.50 2.50

Stockholders

As of December 31, 2001, we had 254 stockholders of record.

Dividends

To date, we have not paid any dividends on our common stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future, if at all.

Recent Sales of Unregistered Securities

In February 2002 we sold 888,889 shares of common stock and $8 million principal amount of five-year 4% debentures convertible into common stock at $15 per share. As issuances to accredited investors not involving any public offering, the sales were exempt from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

In 2001, we issued 24,618 shares of common stock upon exercise of stock options held by consultants, which included one of our former directors. As issuances to sophisticated investors not involving any public offering, the sales were exempt from registration under Section 4(2) of the Securities Act.

In April 2001, we sold 888,889 shares of common stock to Abbott upon achievement of a development milestone. As an issuance to an accredited investor not involving any public offering, the sale of common stock to Abbott was exempt from registration under Section 4(2) of the Securities Act and Regulation D thereunder.

Item 6

Selected Financial Data

The selected financial data presented below for each year in the five years ended December 31, 2001, are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with our consolidated financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

                                                                         Year Ended December 31,
                                                       2001         2000         1999         1998         1997
                                                       ----         ----         ----         ----         ----
                                                                    (In thousands, except per share data)
Statement of Operations Data:
Product Sales                                         $15,711     $  8,148     $  7,592     $  4,952     $  3,814
                                                      -------     ---------    ---------    --------     --------

Expense:
     Cost of products sold                             19,134        6,749        6,291        6,244        8,351
     Research and development                          10,331        7,586        5,756        3,729        3,418
     General and administrative                        10,797        7,815        6,188        6,458        5,992
     Asset writedowns                                   1,966        2,245          146        1,899         (141)
                                                     ---------  -----------  -----------  -----------  -----------
                                                       42,228       24,395       18,381       18,330       17,620
                                                     ---------   ----------   ----------   ----------  -----------
Operating loss                                        (26,517)     (16,247)     (10,789)     (13,378)     (13,806)
Other income (expense):
     License fees                                       1,092        -            2,320       11,110        -
     Interest income                                      793          372          309          550          494
     Interest expense                                  (1,136)        (750)        (842)        (902)      (2,161)
                                                    ----------  -----------  -----------  -----------  -----------
Net loss                                             $(25,768)    $(16,625)    $ (9,002)   $  (2,620)    $(15,473)
                                                     =========    =========    =========   ==========    =========
Net loss attributable to common stockholders         $(25,768)     (16,625)    $(10,213)   $  (3,212)    $(15,537)
                                                     =========   ==========    =========   ==========    =========
Basic and diluted net loss per share               $     (.93)  $     (.69)   $   (0.50)  $    (0.22)   $   (1.28)
                                                   ===========  ===========   ==========  ===========   ==========
Weighted average shares outstanding                    27,585       23,924       20,554       14,642       12,104
                                                    ==========   ==========   ==========  ===========   ==========

                                                                         Year Ended December 31,
                                                       2001         2000         1999          1998         1997
                                                       ----         ----         ----          ----         ----
                                                                            (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term securities      $10,144      $18,982     $  1,937     $  7,441     $  8,102
Working capital                                        13,582       23,168        2,915        7,121       (2,485)
Total assets                                           37,061       38,001       19,257       25,666        30,358
Long term debt, net of current maturities              19,846       14,953        4,723           80          480
Deferred income, long term                              6,508        -            -            -            -
Senior convertible debt, long term portion              -            -            -            5,176        -
Senior convertible redeemable preferred stock           -            -            -            3,805        4,344
Minority interest                                       -            -              622          622        2,574
Accumulated deficit                                   (95,013)     (69,245)     (52,620)     (43,618)     (40,998)
Stockholders' equity                                    1,137       18,587       11,133       10,884        7,262

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

General

We are a biopharmaceutical company focused on the development, production and licensing of complex natural product pharmaceuticals as well as the development and licensing of novel genomic technologies for applications in human therapeutics and diagnostics, pharmacogenomics and agrobiotechnology. Our lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. In addition to our efforts with paclitaxel and genomics, we are also working on several types of compounds that have promising activity as anti-cancer agents. We believe some of these agents function by novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

We continue to incur substantial expense for research and development related to improvement of paclitaxel yield, production cost reduction, development of our semisynthesis process, genomics research and development, and development of other potential drugs. Accordingly, we have incurred significant losses, including losses of $25.8 million, $16.6 million and $9 million for the years ended December 31, 2001, 2000 and 1999, respectively, resulting in an accumulated deficit of $95 million as of December 31, 2001. We expect that we will continue to have a high level of operating expense and will be required to make significant up-front expenditures in connection with our paclitaxel biomass procurement, product development and research and development activities. We anticipate that operating losses will continue until such time, if ever, as we are able to generate sufficient sales to support our operations.

Primarily, our ability to generate sufficient sales to support our operations depends upon the successful completion of our paclitaxel development program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. On July 23, 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001 we and Abbott filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for paclitaxel.

In connection with the Abbott agreement, we may receive, including $32 million received through December 31, 2001, total funding of up to $118 million in the form of up to $30 million in development milestones, up to $57 million in marketing milestones, $20 million in secured debt, and $11 million in equity investments. Through April 2001 Abbott had purchased 2,000,000 shares of our common stock for a total purchase price of $11 million.

We received an initial $1 million fee from Abbott in July 1999. Contingent upon our successful achievement of all development milestones, we could receive up to an additional $29 million in development fees. Should we receive approval of our current ANDA, and upon commencement of commercial sales, we will receive a portion of such $29 million.

We have received $20 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our hard assets are security for the debt.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, we may receive additional milestone payments from Abbott of up to $57 million. We cannot assure that regulatory approval or sales thresholds necessary to trigger any of the future milestone payments will be achieved.

Under terms of the agreement, Abbott purchases bulk drug from us. If the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to us, less Abbott's payments for purchase of bulk drug. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make payments to us.

In 1992 we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., a large Australian pharmaceutical company, for the clinical development, sale, marketing and distribution of paclitaxel. Faulding actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001 we entered into a separate agreement with Faulding covering development and sale of paclitaxel in Europe. Including the new agreement for Europe, the Faulding territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Faulding has received marketing approval for, and is selling paclitaxel as ANZATAX(TM) in more than 25 countries.

In Europe, we are responsible for regulatory filings and will supply paclitaxel exclusively to Faulding to formulate and finish the product. We cannot assure that we will receive regulatory approval in Europe. Should we receive approval, Faulding will then market and sell the final proprietary paclitaxel formulation in Europe. Under the agreement, Faulding paid an up-front licensing fee to us of $7.5 million. We will share equally the net sales of the product in Europe.

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

In anticipation of final FDA approval for commercial sales, we have purchased land in Boulder County, Colorado, for the possible construction of new manufacturing and headquarters facilities. We have substantially expanded, and continue to expand, our existing manufacturing facilities. We cannot assure, however, that we will receive regulatory approval of paclitaxel (in the U.S., Europe or Japan) or that we and our strategic partners will successfully market it. We anticipate financing the construction and expansion with new capital, either in the form of debt or otherwise, if available on acceptable terms, although we cannot assure that we will be able to do so.

Research and Development

Development and research are major focuses for us. We discuss the nature and status of our development and research in depth in Item 1-Business, in the General, Paclitaxel Overview, Paclitaxel Development, Biomass, Manufacturing, Strategic Alliances, Competition, Patents and Proprietary Technology, Government Regulation and Product Approvals, and Research and Development sections, and in the General section of this Item 7.

We have incurred the following expense on research and development projects:

	2001	2000	1999
Oncology	$ 8,205,000	$ 7,482,000	$ 5,756,000
Genomics	2,126,000	104,000	-
	$10,331,000 =========	$ 7,586,000 =========	$ 5,756,000 =========

Our development and research activity is subject to change as we develop a better understanding of our projects and their prospects. Accordingly, we cannot estimate the timing or the cost of the effort necessary to complete the projects, the estimated completion dates or the timing of commencement of material net cash inflows from the projects. We have included the risks and uncertainties associated with completing development on schedule in the Special Note Regarding Forward-looking Statements, below.

Results of Operations

 Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales. 2001 sales were $15.7 million, up $7.6 million from 2000. Sales to Abbott and Tzamal for 2001 were $6.1 million and $2 million, up $6.1 million and $1.7 million from 2000.

Cost of Products Sold. Cost of products sold for 2001 was $19.1 million, up $12.4 million from 2000. The increase was primarily attributable to a 141% increase in volume ($9.6 million) and an increase in unit production cost ($1.6 million). The unit production cost increased as we rapidly expanded capacity by modifying equipment for increased volume and by adding shifts, resulting in training and other start-up cost. We anticipate that as the volume-related modifications are assimilated and staff is fully trained, our unit production cost will decrease. However, we cannot assure that this will occur.

Research and Development Expense. Research and development expense for 2001 was $10.3 million, up $2.7 million from 2000. Genomics research and development was $2 million of the increase; oncology was the other $700,000.

General and Administrative Expense. General and administrative expense for 2001 was $10.9 million, up $3.1 million from 2000. The increase is attributable primarily to increased regulatory expense ($1.3 million), increased compensation ($800,000) and increased consulting expense ($600,000).

Asset Writedowns. Asset writedowns for 2001 were $1.9 million, down $300,000 from 2000. In 2001 we recorded a $1 million writedown of production equipment in the Boulder extraction facility related to operations that we have transferred to a lower cost third party vendor. We expensed preliminary engineering and design cost of a considered new production facility when we determined that we could expand capacity in our existing facilities sufficiently to meet demand in at least the near future ($900,000).

The 2000 amount was attributable to prior construction cost that was not applicable in the redesign of the manufacturing facilities in Boulder, Colorado.

License Fee Income. License fees for 2001 were $1.1 million. There was no similar amount in 2000. Although license fees and milestone payments are unusual and may be non-recurring, $7.5 million was received under the Faulding European agreement and $1.5 million under the JCR Pharmaceutical Japanese agreement. The 2001 income represents amortization of these payments.

Interest Income. Interest income for 2001 was $800,000, up $400,000 from 2000. The increase was primarily attributable to higher overall balances of interest bearing investments.

Interest Expense. Interest expense for 2001 was $1.1 million, up $300,000 from 2000. The increase was primarily attributable to a $5 million higher balance on the Abbott loan.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales. 2000 sales were $8.1 million, up $500,000 from 1999. Sales to Faulding for 2000 were $7.7 million, up $2.6 million from 1999. The increase was mainly due to an increase in the number of countries in which Faulding was licensed to sell paclitaxel. Sales to Ivax ended in 1999.

Cost of Products Sold. Cost of products sold for 2000 was $6.7 million, up $400,000 from 1999. The increase was primarily attributable to a 29% increase in volume ($1.2 million) and start-up cost associated with the extraction facility ($800,000), offset by a reduction in unit production cost ($1.5 million).

Research and Development Expense. Research and development expense for 2000 was $7.6 million, up $1.8 million from 1999. Oncology research and development was $1.7 million of the increase; genomics was the other $100,000.

General and Administrative Expense. General and administrative expense for 2000 was $7.8 million, up $1.6 million from 1999. The increase is attributable primarily to increased compensation, increased regulatory expense and increased recruiting expense.

Asset Writedowns. Asset writedowns for 2000 were $2.2 million, up $2.1 million from 1999. The increase was attributable to prior construction cost that had no applicability in the redesign of the manufacturing facilities in Boulder, Colorado.

License Fee Income. License fees for 1999 were $2.3 million. There was no similar amount in 2000. The 1999 amount included $1 million in milestone payments under the Abbott agreement. The remainder of the 1999 license fees were paid by Ivax Corporation. We expect no further payments from Ivax.

Interest Income. Interest income for 2000 was $400,000, up $100,000 from 1999. The increase is primarily attributable to higher overall balances of interest bearing investments.

Interest Expense. Interest and other expense for 2000 was $800,000, the same as 1999. Decreased interest on the senior convertible debt because of the final conversion was offset by interest on the Abbott loan.

Liquidity and Capital Resources

 Our capital requirements have been, and will continue to be, significant. As of December 31, 2001, we had a working capital balance of $13.6 million compared to a working capital balance of $23.2 million as of December 31, 2000. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $54.8 million, with the exercise of warrants and options of $7.8 million and with net borrowing of $20 million.

In February 2002 we sold privately $8 million of common stock issued at $9.00 per share and $8 million principal value of five-year 4% debentures convertible into common stock at $15 per share. No placement agent was involved in the transaction. Our net proceeds were $15,725,000. We subsequently filed with the SEC to register the resale of the shares under the Securities Act of 1933. We may pay the debenture interest in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days is $22, and during the last three years if the average price for 30 trading days is $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current twenty (20) day average trading price of the common stock. The conversion price of the common stock in such a circumstance could be materially below the price at which we otherwise would be willing to issue our common stock. Issuance of common stock at such a price could result in substantial dilution to our other stockholders and could have a material adverse effect on the market price of our common stock.

We believe existing capital and projected 2002 sales will provide adequate capital to fund our operations and capital expenditures in 2002. However, pharmaceutical development is a costly and time consuming process. We may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. As a result, we may seek additional capital. If U.S. approval of our ANDA for paclitaxel is significantly delayed, we may need to seek additional capital. We cannot assure that we will be able to obtain such capital.

Working Capital and Cash Flow Cash and cash equivalents decreased $8.8 million to $10.1 million for the year ended December 31, 2001 from $19 million at December 31, 2000. Net cash used by 2001 operations of $11.2 million and by investing activity of $8.8 million was offset by financing activity of $11.2 million.

Inventory was $8.1 million at December 31, 2001. The amount of work-in-process inventory and finished goods inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of seasonal biomass harvests. Inventory balances may vary significantly during product development and launch periods.

We anticipate that the level of our accounts receivable may increase significantly as we anticipate the regulatory approval to sell paclitaxel in the U.S.

Capital Expenditures We spent $8.8 million during 2001 for capital projects. These expenditures primarily included manufacturing capacity expansion, plantation cost, laboratory equipment purchases and land acquisition.

The amount and timing of future capital expenditures will depend upon numerous factors, including:

the cost of manufacturing expansion for paclitaxel;

the development of new products;

the acquisition of new products or technologies;

the cost of manufacturing resources for new products;

the nature of our relationship with our strategic partners;

the progress of our research and development programs;

changes in manufacturing processes;

the magnitude and scope of these activities;

competing technological and marketing developments; and

changes in or terminations of existing strategic relationships.

In 2002 we anticipate significant expenditures for improving efficiency and expanding capacity at our existing facilities. The expanded scope of our research and development activity will require significant additions to laboratory equipment. All of these factors, and others, lead us to expect a continued high level in capital expenditures in 2002. Although we may seek additional long-term financing to fund the increases in capital expenditures, we cannot assure that we can obtain such financing on terms which are acceptable to us.

Net Operating Loss Carryforwards As of December 31, 2001, we had approximately $82 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders.

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout this Item 7 where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our Consolidated Financial Statements.

Use of Estimates: Policy: In preparing financial statements in conformity with generally accepted accounting principles we use estimates and assumptions. Actual results could vary from the estimates we use. Comment: Our accounting processes require us to make estimates and assumptions that affect the reported amount of assets and liabilities, and the reported amounts of expense during the reporting period. We cannot assure that actual results will not differ from those estimates.

Inventory: Policy: We state inventory at the lower of cost (first-in, first-out method) or market.

Plantation Cost: Policy: We have determined the cultivation of renewable sources of biomass to be used in the manufacture of paclitaxel is a technically feasible business strategy. Paclitaxel is a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees. We capitalize plantation expenditures incurred prior to the first commercial harvest on each planting of trees. Plantation expenditures include the acquisition cost of trees and the related cost of planting and growing. We deplete such cost using estimated units of production over the expected number of annual harvests, six to eight. The number and timing of harvests can vary depending on product demand. The recovery of plantation cost may be dependent on approval by the U.S. Food and Drug Administration, or FDA, of our paclitaxel. Delay or lack of FDA approval (among other circumstances) could cause us to consider the possibility of impairment of our plantation cost in accordance with Financial Accounting Standards Board, or FASB, Statement 121. Any such impairment could be material to our financial position and results of operations.

Long-Lived Assets: Policy: We review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired. If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.

Comment on Inventory, Plantation Cost and other Long-Lived Assets policies: We have invested substantial amounts of capital in these assets. Our accurate measurement and evaluation of these assets is important to the fair presentation of our financial position and results of operations. We follow very specific and detailed guidelines regarding capitalization of cost, market valuation, and potential impairment of these assets, and provide any necessary allowances as required.

The table below summarizes our future contractual obligations.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes Payable	$20,030,000	$ 184,000	$19,846,000	$ -	$ -
Operating leases	5,121,000	1,479,000	2,914,000	586,000	142,000
Total	$25,151,000 =========	$1,663,000 =========	$22,760,000 =========	$ 586,000 =========	$ 142,000 =========

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

competition from Bristol, IVAX, Mylan, Bedford, and other producers of paclitaxel and other drugs;

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

These factors are not intended to be an all-inclusive enumeration of the business risks we face. Reference is also made to the risk factors discussed in Amendment No. 1 to our Registration Statement (No. 333-82810) filed with the Securities and Exchange Commission on April 1, 2002. The forward-looking statements included in this report represent our view as of the date of this report. The reader should not assume that the statements made herein remain accurate at any future date. We do not intend to update these statements and undertake no duty to any person to make any update under any circumstance.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk.

During 2001, we sold a significant amount of paclitaxel to Faulding. Under the Faulding agreement, Faulding pays us a fixed percentage of their sales price for paclitaxel. Each year, Faulding estimates the sales price it will receive in the upcoming year, and, based upon that estimate, we determine the price we will charge Faulding. We recognize the corresponding sales at the time of shipment to Faulding. However, Faulding's actual selling price may differ from that estimated. In the summer, Faulding provides us with their calculation of the actual sales price for sales made during the preceding year, and an adjustment is calculated that may increase or decrease our sales of products to Faulding during that year.

Faulding's sales are made in the currencies of each of the countries in which it sells paclitaxel. As a result, our sales are affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, currency fluctuations were a significant factor in reductions in the price we charged Faulding. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Faulding, there could be a material adverse effect on our earnings and cash flow. Our sales to JCR, if any, are subject to the same risk.

Certain statements set forth in Item 7A may constitute "forward-looking statements". See "Special Note Regarding Forward-looking Statements."

Item 8

Financial Statements and Supplementary Data

The information required by this item begins at Page F-1.

Item 9

Changes in and Disagreements with Accountants

Not Applicable.

Part III

Item 10

Directors and Executive Officers

The information concerning our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" in our definitive Proxy Statement with respect to our 2002 Annual Meeting of Stockholders (the "Proxy Statement").

Item 11

Executive Compensation

The section entitled "Executive Compensation" appearing in our Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the SEC.

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

Exhibits and Reports on Form 8-K

We filed a Current Report on Form 8-K dated February 14, 2002 reporting the private sale of $16,000,000 of securities.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996 (1)
3.2	Certificate of Amendment dated September 29, 1998 to the Amended and Restated Certificate of Incorporation of the Company (2)
3.3	Certificate of Amendment dated September 13, 2000 to the Amended and Restated Certificate of Incorporation of the Company (3)
3.4	Bylaws of the Company as amended through December 2000 (4)
3.5	Certificate of Designation for Convertible Preferred Stock, Series A (5)
3.6	Certificate of Designation for Series B Junior Participating Preferred Stock (6)
3.7	Certificate of Designation for Series C Senior Convertible Preferred Stock (7)
4.1	Common Stock Certificate (8)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent (9)
4.3	Form of 4% Convertible Subordinated Debenture due 2007 (10)
6	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.4
10.1*	Company's 1993 Stock Option Plan (8)
10.2*	Amendment dated December 11, 2000 to the Company's 1993 Stock Option Plan (4)
10.3*	Company's 1994 Long-Term Performance Incentive Plan, as amended and restated effective June 21, 2001 (11)
10.4	Company's1998 Stock Incentive Plan as amended and restated effective September 25, 2001 (11)
10.5*	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin
10.6*	Employment Agreement effective October 1, 2001 between the Company and Sterling Ainsworth
10.7*	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia
10.8*	Employment Agreement effective October 1, 2001 between the Company and Gordon Link
10.9*	Employment Agreement effective October 1, 2001 between the Company and Kai Larson
10.10*	Employment Agreement effective October 1, 2001 between the Company and David Denny
10.11*	Employment Agreement effective October 1, 2001 between the Company and James McChesney
10.12*	Employment Agreement effective October 1, 2001 between the Company and Steve Bannister
10.13*	Employment Agreement effective October 1, 2001 between the Company and Brenda Fielding
10.14	Second Amended and Restated Master Agreement dated June 5, 2000 between the Company and F.H. Faulding & Co., Ltd. (12)
10.15	European Agreement dated March 2, 2001 between the Company and F.H. Faulding & Co., Ltd. (4)
10.16	Development, License and Supply Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories. (14)
10.17	Loan and Security Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories. (14)
10.18	Stock Purchase Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories. (14)
10.19	Amendment dated June 23, 2000 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories. (15)
10.20	Amendment dated June 23, 2000 to Stock Purchase Agreement by and between the Company and Abbott Laboratories. (15)
10.21	Amendment dated November 28, 2001 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories.
10.22	License Agreement dated November 21, 2000 by and between the Company and The University of Delaware and Thomas Jefferson University. (4)
10.23+	Release and License Agreement dated November 28, 2001 by and between Bristol-Meyers Squibb Co. and the Company.
10.24	Lease dated October 16, 1995 between the Company and Gunbarrel Facility L.L.C. (13)
10.25	First Amendment to Lease November 27, 1995 between the Company and Gunbarrel Facility L.L.C. (13)
10.26	Form of Subscription Agreement including Registration Rights (4)
10.27	Securities Purchase Agreement dated February 13, 2002 between T/L Ventures, Inc. and the Company (10)
10.28	Registration Rights Agreement dated February 13, 2002 between T/L Ventures, Inc. and the Company (10)
10.29	Agreement dated November 7, 2001 between R. J. Reynolds Tobacco Company and the Company.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP

--------------------------------------------------------------

*	A management compensation plan.
+	Portions have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1996 (File No. 0-24320).
(2)	Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24320).
(3)	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000. (File No. 0-24320).
(4)	Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24320).
(5)	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 20, 1995 (File No. 0-24320)
(6)	Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 8, 1996 (File No. 0-24320).
(7)	Incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on December 16, 1997 (File No. 333-42419)
(8)	Incorporated herein by reference to the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).
(9)	Incorporated herein by reference to the Registration Statement on Form 8-A12G/A of the Company, filed with the Commission on October 23, 2001 (File No. 0-24320)
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 13, 2002 (File No. 0-24320).
(11)	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001 (File No. 0-24320).
(12)	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000 (File No. 0-24320).
(13)	Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).
(14)	Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 23, 1999 (File No. 0-24320).
(15)	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000 (File No. 0-24320).

Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this report on Form 10-K to be signed on its behalf.

NAPRO BIOTHERAPEUTICS, INC.

By: /s/ Leonard P. Shaykin Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer	March 29, 2002

Pursuant to the Exchange Act, this report has been signed on behalf of NaPro and in the capacities indicated.

/s/ Leonard P. Shaykin Leonard P. Shaykin	Chairman of the Board of Directors, Chief Executive Officer	March 29, 2002

/s/ Sterling K. Ainsworth Sterling K. Ainsworth, Ph.D.	Vice Chairman, President, Chief Scientific Officer, Director	March 29, 2002

/s/ Patricia A. Pilia Patricia A. Pilia, Ph.D.	Executive Vice President, Director	March 29, 2002

s/ Gordon H. Link, Jr. Gordon H. Link, Jr	Vice President, Chief Financial Officer (Principal Financial Officer)	March 29, 2002

/s/ Robert L. Poley Robert L. Poley	Controller (Principal Accounting Officer)	March 29, 2002

/s/ Edward L. Erickson Edward L. Erickson	Director	March 29, 2002

/s/ Arthur H. Hayes, Jr. Arthur H. Hayes, Jr., M.D.	Director	March 29, 2002

/s/ Marc J. Ostro Marc J. Ostro	Director	March 29, 2002

/s/ Richard N. Perle The Honorable Richard N. Perle	Director	March 29, 2002

/s/ Robert E. Pollack Robert E. Pollack, Ph.D.	Director	March 29, 2002

NaPro BioTherapeutics, Inc. and Subsidiaries

Financial Statements

 Years ended December 31, 2001, 2000 and 1999

Index to Financial Statements

Report of Independent Auditors

Audited Consolidated Financial Statements

Consolidated Balance Sheet

Consolidated Operations Statement

Consolidated Stockholders' Equity Statement

Consolidated Cash Flow Statement

Notes to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders

NaPro BioTherapeutics, Inc.

We have audited the accompanying consolidated balance sheet of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated operations statement, stockholders' equity statement, and cash flow statement for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flow for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Denver, Colorado

February 22, 2002

NaPro BioTherapeutics, Inc. and Subsidiaries

 Consolidated Balance Sheet

                                                                                        December 31,
                                                                               2001                   2000
                                                                               ----                   ----

Assets
Current assets:
       Cash and cash equivalents                                             $10,144,000           $18,982,000
       Accounts receivable                                                     3,745,000             1,413,000
       Inventory:
              Raw materials                                                    4,685,000             2,409,000
              Work-in-process                                                  1,486,000             1,438,000
              Finished goods                                                   1,927,000             1,926,000
                                                                            ------------          ------------
                                                                               8,098,000             5,773,000
       Prepaid expense and other                                               1,165,000             1,461,000
                                                                            ------------          ------------
Total current assets                                                          23,152,000            27,629,000

Property and equipment, at cost:
       Plantation cost                                                         5,916,000             5,465,000
       Laboratory equipment                                                    6,967,000             5,267,000
       Leasehold improvements                                                  3,057,000             5,962,000
       Other                                                                   1,287,000               782,000
       Construction in progress                                                  386,000               398,000
                                                                           -------------         -------------
                                                                              17,613,000            17,874,000
       Accumulated depreciation                                                4,159,000             8,237,000
                                                                            ------------          ------------
Property and equipment, net                                                   13,454,000             9,637,000

Inventory, raw materials                                                            -                  484,000

Other assets                                                                     455,000               251,000
                                                                             -----------           -----------
Total assets                                                                 $37,061,000           $38,001,000
                                                                             ===========           ===========

NaPro BioTherapeutics, Inc. and Subsidiaries

 Consolidated Balance Sheet

                                                                                        December 31,
                                                                                2001                  2000
                                                                                ----                  ----
Liabilities and stockholders' equity Current liabilities:
       Accounts payable                                                     $ 6,513,000           $ 3,371,000
       Accrued payroll and payroll taxes                                      1,473,000               955,000
       Notes payable--current (Note 2)                                          184,000               135,000
       Deferred income                                                        1,400,000                 -
                                                                            ------------    ------------------
Total current liabilities                                                     9,570,000             4,461,000

Notes payable--long term (Note 2)                                            19,846,000            14,953,000
Deferred income--long term                                                    6,508,000                 -

Commitments and contingencies (Note 9)

Stockholders' equity (Note 6):
       Preferred stock,$.001 par value:
              Authorized shares--2,000,000                                        -                     -
       Nonvoting common stock, convertible on disposition
              into voting common stock, $.0075 par value:
              Authorized shares--1,000,000
              Issued and outstanding shares--0 in 2001 and
              395,000 in 2000                                                     -                     3,000
       Common stock, $.0075 par value:
              Authorized shares--45,000,000 in 2001 and 2000
              Issued shares--28,706,195 in 2001,
              26,758,144 in 2000                                                215,000               201,000
       Additional paid-in capital                                            96,776,000            88,970,000
       Accumulated deficit                                                  (95,013,000)          (69,245,000)
       Treasury stock--254,306 shares in 2001;
              405,885 shares in 2000                                           (841,000)           (1,342,000)
                                                                          --------------         -------------
Total stockholders' equity                                                    1,137,000            18,587,000
                                                                           -------------         -------------
Total liabilities and stockholders' equity                                  $37,061,000           $38,001,000
                                                                             ===========          ============

See accompanying notes.

NaPro BioTherapeutics, Inc. and Subsidiaries

 Consolidated Operations Statement

                                                                         Year Ended December 31,
                                                         2001                    2000                     1999
                                                         ----                    ----                     ----

Product sales                                        $ 15,711,000            $  8,148,000             $  7,592,000
                                                      ------------           -------------            -------------

Expense:
       Cost of products sold                           19,134,000               6,749,000                6,291,000
       Research and development                        10,331,000               7,586,000                5,756,000
       General and administrative                      10,797,000               7,815,000                6,188,000
       Asset writedowns                                 1,966,000               2,245,000                  146,000
                                                    --------------          --------------           --------------
                                                       42,228,000              24,395,000               18,381,000
                                                     -------------           -------------            -------------
       Operating loss                                 (26,517,000)            (16,247,000)             (10,789,000)

Other income (expense):
       License fees                                     1,092,000                    -                   2,320,000
       Interest income                                    793,000                 372,000                  309,000
       Interest expense                                (1,136,000)               (750,000)                (842,000)
                                                    --------------         ---------------           --------------
Net loss                                             $(25,768,000)           $(16,625,000)            $ (9,002,000)
                                                     =============           =============            =============

Net loss attributable to common
       stockholders                                  $(25,768,000)           $(16,625,000)            $(10,213,000)
                                                     =============           =============            =============

Basic and diluted net loss per share                 $      (0.93)           $      (0.69)            $      (0.50)
                                                     =============           =============            =============

Weighted average shares outstanding                    27,584,957              23,923,506               20,553,557
                                                     =============           =============            =============

See accompanying notes.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Stockholders' Equity Statement

Years Ended December 31, 1999, 2000 and 2001

	Nonvoting Common Stock	Common Stock	Number of Common Shares Issued	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance as of December 31, 1998	$ 3,000	$ 134,000	17,902,407	$ 58,045,000	$(43,618,000)	$ (3,680,000)	$ 10,884,000
Issuance of option grants to purchase 42,795 shares of common stock at prices ranging from $1.72 to $2.25 per share in exchange for consulting services	-	-	-	65,000	-	-	65,000
Issuance of 6,761 shares of common stock in payment for dividends on convertible preferred stock at prices ranging from $1.16 to $1.96 per share	-	-	6,761	-	-	-	-
Issuance of 173,991 shares of common stock for compensation	-	1,000	173,991	369,000	-	-	370,000
Exercise of employee stock options for 60,476 shares of common stock at prices ranging from $0.19 to $2.00 per share	-	1,000	60,476	80,000	-	-	81,000
Issuance of 400,000 shares of common stock at $5.00 per share net of issue cost of $294,000	-	3,000	400,000	1,703,000	-	-	1,706,000
Issuance of 19,234 shares of common stock in payment for interest on debt at prices ranging from $1.07 to $1.80 per share	-	-	19,234	27,000	-	-	27,000
Conversion of senior convertible notes to 3,585,203 shares of common stock at prices ranging from $1.07 to $1.80 per share	-	27,000	3,585,203	4,931,000	-	-	4,958,000
Accretion of offering cost, conversion rights and value of warrant as preferred dividends on redeemable preferred stock	-	-	-	(298,000)	-	-	(298,000)
Conversion of redeemable, convertible preferred stock to 1,299,085 shares of common stock at prices ranging from $1.16 to $1.96	-	10,000	1,299,085	2,093,000	-	-	2,103,000
	Nonvoting Common Stock	Common Stock	Number of Common Shares Issued	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Payment of convertible preferred stock dividends in cash	-	-	-	(98,000)	-	-	(98,000)
Contribution of 574,658 shares of common stock from the treasury at $2.00 per share to retirement plans	-	-	-	(770,000)	-	1,896,000	1,126,000
Premium on redemption of 2,000 shares of redeemable convertible preferred stock	-	-	-	(805,000)	-	-	(805,000)
Issuance of 35,514 shares of common stock for cash and cashless exercises of 170,504 warrants	-	-	35,514	16,000	-	-	16,000
Net loss	-	-	-	-	(9,002,000)	-	(9,002,000)
Balance as of December 31, 1999	$ 3,000	$ 176,000	23,482,671	$ 65,358,000	$ (52,620,000)	$ (1,784,000)	$ 11,133,000
Contribution of 133,982 shares of common stock from the treasury at $6.44 per share to retirement plans	-	-	-	420,000	-	442,000	862,000
Issuance of 25,000 shares of common stock at $7.44 to retirement plan	-	-	25,000	186,000	-	-	186,000
Issuance of 711,111 shares of common stock at $5.63 per share upon completion of milestone	-	5,000	711,111	3,995,000	-	-	4,000,000
Issuance of options to purchase 38,830 shares of common stock at prices ranging from $2.00 to $7.38 per share in exchange for consulting services	-	-	-	27,000	-	-	27,000
Exercise of warrants on 170,000 shares of common stock at $2.00 per share	-	1,000	170,000	339,000	-	-	340,000
Private placement of 2,000,000 shares of common stock at $8.75 per share net of issue cost of $1,152,000	-	15,000	2,000,000	15,741,000	-	-	15,756,000
Issuance of 100,000 warrants in connection with above private placement	-	-	-	592,000	-	-	592,000
Issuance of 60,044 shares of common stock for compensation	-	1,000	60,444	472,000	-	-	473,000
Issuance of 100,000 shares of common stock for in-licensing of genomics technology	-	1,000	100,000	993,000	-	-	994,000
	Nonvoting Common Stock	Common Stock	Number of Common Shares Issued	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Exercise of options on 131,646 shares of common stock at prices ranging from $1.00 to $10.13 per share	-	1,000	131,646	226,000	-	-	227,000
Exchange of 77,272 shares of subsidiary's preferred stock for 77,272 shares of common stock	-	1,000	77,272	621,000	-	-	622,000
Net loss	-	-	-	-	(16,625,000)	-	(16,625,000)
Balance as of December 31, 2000	$ 3,000	$ 201,000	26,758,144	$ 88,970,000	$ (69,245,000)	$ (1,342,000)	$18,587,000
Contribution of 151,579 shares of common stock from the treasury at $9.50 per share to retirement plans	-	-	-	939,000	-	501,000	1,440,000
Issuance of 888,889 shares of common stock at $5.63 per share upon completion of milestone	-	7,000	888,889	4,993,000	-	-	5,000,000
Issuance of option grants to purchase 99,500 shares of common stock at a price of $2.25 per share in exchange for consulting services	-	-	-	531,000	-	-	531,000
Exercise of warrants on 312,238 shares of common stock at prices ranging from $1.50 to $1.88 per share	-	1,000	312,238	323,000	-	-	324,000
Issuance of 4,636 shares of common stock for compensation	-	-	4,636	29,000	-	-	29,000
Exercise of options on 347,288 shares of common stock at prices ranging from $0.75 to $8.00 per share	-	3,000	347,288	991,000	-	-	994,000
Conversion of 395,000 shares of non-voting common stock into 395,000 shares of common stock	(3,000)	3,000	395,000	-	-	-	-
Net loss (consolidated)	-	-	-	-	(25,768,000)	-	(25,768,000)
Balance as of December 31, 2001	$ - ========	$ 215,000 ========	28,706,195 ==========	$ 96,776,000 ==========	$ (95,013,000) ==========	$ (841,000) ========	$ 1,137,000 =========

See accompanying notes.

NaPro BioTherapeutics, Inc. and Subsidiaries

 Consolidated Cash Flow Statement

                                                                                Year Ended December 31,
                                                                       2001              2000             1999
                                                                       ----              ----             ----

Operating activity
Net loss                                                           $(25,768,000)    $(16,625,000)      $(9,002,000)
Adjustments to reconcile net loss
to net cash provided (used) by operating activity:
     Depreciation                                                     1,559,000        1,805,000         1,604,000
     Accretion of debt issue cost, warrant
         allocation and conversion rights allocation                     40,000           40,000           413,000
     Amortization of license fee expense                              1,014,000           83,000             -
     Amortization of license fee income                              (1,092,000)           -                 -
     Compensation paid with common stock,
         options and warrants                                         2,000,000        1,206,000         1,584,000
     Interest expense paid with common stock                              -                -                27,000
     Asset writedowns                                                 1,966,000        2,245,000           146,000
     Biomass development cost                                           453,000            -                 -
     Changes in operating assets and liabilities:
         Accounts receivable                                         (2,332,000)           3,000        (1,013,000)
         Inventory                                                     (819,000)        (968,000)         (343,000)
         Prepaid expense and other assets                              (922,000)         110,000            90,000
         Accounts payable                                             3,142,000        1,197,000           857,000
         Accrued liabilities                                            518,000          398,000           106,000
         Deferred income                                              9,000,000              -          (2,910,000)
                                                                   ------------     -------------      ------------
     Net cash used by operating activity                            (11,241,000)     (10,506,000)       (8,441,000)
Investing activity
     Additions to property and equipment                             (8,817,000)      (3,641,000)         (902,000)
     Proceeds from securities held to maturity                            -                -               197,000
     Transfer of restricted cash                                          -                 -            1,320,000
                                                                   -------------    -------------      ------------
     Net cash provided (used) by investing activity                  (8,817,000)      (3,641,000)          615,000
Financing activity
     Proceeds from notes payable, net of issuance cost                5,334,000       10,562,000         4,914,000
     Payments on notes payable                                         (432,000)        (285,000)       (1,295,000)
     Preferred stock dividend                                             -                -               (98,000)
     Redemption of preferred stock                                        -                -            (2,805,000)
     Proceeds from sale of common and preferred
         stock including the exercise of common
         stock warrants and options                                   6,318,000       22,067,000         2,097,000
     Offering cost of common and preferred stock                          -           (1,152,000)         (294,000)
                                                                   -------------    -------------      ------------
     Net cash provided by financing activity                         11,220,000       31,192,000         2,519,000
                                                                   -------------    -------------      ------------
Net increase (decrease) in cash and cash equivalents                 (8,838,000)      17,045,000        (5,307,000)
Cash and cash equivalents at beginning of year                       18,982,000        1,937,000         7,244,000
                                                                   -------------    -------------      ------------
Cash and cash equivalents at end of year                           $ 10,144,000      $18,982,000        $1,937,000
                                                                   =============    =============      ============

NaPro BioTherapeutics, Inc. and Subsidiaries

 Consolidated Cash Flow Statement (continued)

                                                                              Year ended December 31,
                                                                        2001           2000              1999
                                                                        ----           ----              ----

Supplemental schedule of noncash investing and
financing activities
     Conversion of senior convertible debt to
         common stock                                            $        -       $        -            $4,958,000
     Conversion of convertible preferred shares
         to common stock                                                  -                -             2,103,000
     Exchange of preferred shares of subsidiary
         for common stock of NaPro                                        -              622,000             -
     Issuance of common stock as payment of dividends                     -                -                10,000
     Accretion of convertible preferred stock
         conversion rights valuation, offering
         cost and warrant valuation                                       -                -               298,000
     Non-cash exercise of warrants                                      145,000            -                64,000
     Plantation cost harvested to inventory                           1,022,000          647,000           113,000
     Issuance of common stock to prepay license fee                       -              994,000             -
     Issuance of restricted stock to prepay compensation                  -              342,000             -

See accompanying notes.

NaPro BioTherapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2001

1. Basis of Presentation and Summary of Significant Accounting Policies

Organization

NaPro BioTherapeutics, Inc., a Delaware corporation, was incorporated in 1991. In 1994 we completed an initial public offering ("IPO") of our common stock. In 1994 we formed a wholly-owned subsidiary, NaPro BioTherapeutics (Canada), Inc., or NaPro Canada. In 1997 we formed a wholly-owned subsidiary, NBT Ltd., a Cayman Islands corporation. In 2001 we formed a wholly-owned subsidiary, NaPro BioTherapeutics, Limited, a United Kingdom corporation.

Basis of Presentation

The accompanying financial statements include our consolidated financial position, consolidated results of operations and consolidated cash flow. We account for all transactions at historical cost. All balances and transactions between the parent company and all subsidiaries have been eliminated in the accompanying financial statements.

Description of Business

We are a biopharmaceutical company focused on the development, production and licensing of complex natural-product pharmaceuticals as well as the development and licensing of novel genomic technologies for applications in human therapeutics and diagnostics, pharmacogenomics and agrobiotechnology. To date, all of our sales have been of one product, paclitaxel, which is derived from extractions from yew trees. Supplies of yew trees are limited.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable and notes payable (other than the note payable to Abbott Laboratories ("Abbott")) approximate fair value. The fair value of notes payable other than the Abbott note is estimated using discounted cash flow analysis based on our estimated current borrowing rate for similar types of arrangements. We have not estimated the fair value of the Abbott note because it is not practical to estimate due to a lack of quoted market price for such debt.

Inventory

We state inventory at the lower of cost (first-in, first-out method) or market.

Plantation Cost

We have determined the cultivation of renewable sources of biomass to be used in the manufacture of paclitaxel is a technically feasible business strategy. Paclitaxel (referred to in some scientific and medical literature as "taxol"*) is a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees. We capitalize plantation expenditures incurred prior to the first commercial harvest of each planting of trees. Plantation expenditures include the acquisition cost of trees and the related cost of planting and growing. We deplete such cost using estimated units of production over the expected number of annual harvests, six to eight. The number and timing of harvests can vary depending on product demand. The recovery of plantation cost may be dependent on approval by the U.S. Food and Drug Administration, or FDA, of paclitaxel. Delay or lack of FDA approval (among other circumstances) could cause us to consider the possibility of impairment of our plantation cost in accordance with Financial Accounting Standards Board, or FASB, Statement 121. Any such impairment could be material to our financial position and results of operations.

Long-Lived Assets

We review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired. If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.

Depreciation and Amortization

We compute depreciation of property and equipment on the straight-line method over estimated useful lives between three and seven years. We amortize leasehold improvements over the lesser of estimated useful lives or the lease term. We allocate depreciation and amortization expense to cost of products sold, research and development expense or general and administrative expense, depending on the use of the related property and equipment.

Stock Options

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for outstanding stock options. Under APB 25, when the exercise price of stock options equals the fair value of the underlying stock on the date of grant, we recognize no compensation expense.

*TAXOL(R) is a registered trademark of Bristol-Myers Squibb Company for an anticancer pharmaceutical preparation containing paclitaxel.

Revenue Recognition

Product sales We recognize revenue from product sales at the time of shipment. Payments received in advance against future sales are recorded as deferred revenue until earned. See also Note 9.

License fees We capitalize license fees and amortize them to income over the estimated economic life of the license.

Foreign and Domestic Operations and Export Sales; Significant Customers

Domestic and foreign financial information follow:

                                                                    United                   Elimin-
                                                          Year     States        Canada      ations        Total
                                                          ----     -------       ------     --------       -----

Net sales to affiliated and unaffiliated customers        2001  $15,711,000   $       -    $    -        $15,711,000
                                                          2000    8,148,000           -         -        $ 8,148,000
                                                          1999    7,592,000           -         -          7,592,000

Operating loss                                            2001   25,693,000       75,000        -         25,768,000
                                                          2000   16,168,000       79,000        -         16,247,000
                                                          1999   10,624,000      165,000        -         10,789,000

Total identifiable assets
     December 31,                                         2001   40,120,000    2,900,000   (5,959,000)    37,061,000
                                                          2000   40,918,000    3,042,000   (5,959,000)    38,001,000

We are dependent on sales to our strategic partners, Abbott Laboratories, F.H. Faulding & Co., Ltd., and Tzamal Pharma. We do not require collateral to secure accounts receivable. Substantially all of our accounts receivable at December 31, 2001 and 2000 were from these partners. Sales to these partners as a percent of total sales were:

	2001	2000	1999
Faulding	48%	95%	67%
Abbott	39%	-	-
Tzamal	12%	-	-
Ivax Corporation	-	-	31%

Export sales follow:
Sales	2001	2000	1999
Australia	$ 7,576,000	$7,720,000	$5,121,000
Other Foreign	1,954,000	288,000	3,000
Total Foreign	9,530,000	8,008,000	5,124,000
United States	6,181,000	140,000	2,468,000
Total Sales	$15,711,000	$8,148,000	$7,592,000

Research and Development

We expense research and development cost as it is incurred.

Patent Cost

We expense all cost incurred in prosecuting and enforcing patents.

Asset writedowns

In 2001 we recorded a $1 million writedown of production equipment in the Boulder extraction facility related to operations that we have transferred to a lower cost third party vendor. We also expensed preliminary engineering and design cost of a considered new production facility when we determined that we could expand capacity in our existing facilities sufficiently to meet demand in at least the near future ($900,000).

In 1996 we initiated the construction of expanded manufacturing facilities in Boulder, Colorado. We suspended such construction in 1998. Due to the signing of the agreement with Abbott and other reasons, we restarted such construction. Because of manufacturing improvements and design changes, certain cost incurred in the earlier construction which had been recorded in fixed assets as construction-in-progress no longer has applicability in the current improvements. Accordingly, in 2000 we expensed $2.2 million of such cost.

Net Loss Per Share

We compute basic and diluted net loss per share using the weighted average number of shares of common stock outstanding. We exclude potential common shares from stock options, warrants and convertible securities from the computation of diluted earnings per share as their effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	2001	2000	1999
Numerator:
Net loss	$(25,768,000)	$(16,625,000)	$(9,002,000)
Premium on redemption of preferred stock	-	-	(805,000)
Preferred stock dividends	-	-	(406,000)
Numerator for loss per share-- loss attributable to common stockholders	$(25,768,000)	$(16,625,000)	$(10,213,000)
Denominator:
Denominator for loss per share -- weighted average shares	27,584,957	23,923,506	20,553,557

Basic and diluted net loss per share	$ (0.93)	$ (0.69)	$ (0.50)

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would be antidilutive for the periods presented, amounted to 5,154,714, 4,405,769, and 3,800,741 at December 31, 2001, 2000 and 1999, respectively.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles we use estimates and assumptions. Actual results could vary from the estimates we use.

Recent Accounting Pronouncements

In July 2001, the FASB issued Financial Accounting Standards Statement No. 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires companies to reflect intangible assets apart from goodwill and supersedes previous guidance related to business combinations. Statement 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, Statement 142 also requires companies to perform impairment tests at least annually on all goodwill and indefinite lived intangible assets. We are required to adopt these statements on January 1, 2002 and for any acquisitions entered into after June 30, 2001. We will adopt Statement 142 as of January 1, 2002. We anticipate no immediate impact from the adoption of this statement.

In August 2001, the FASB issued Statement 144, Accounting for the Impairment of Long-Lived Assets, which is effective to us on January 1, 2002. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, Statement 144 retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Statement 144 also provides new guidance on accounting for discontinued operations. We will adopt Statement 144 as of January 1, 2002. We anticipate no immediate impact from the adoption of this statement.

Reclassifications

Certain data in the prior year consolidated financial statements have been reclassified to conform to 2001 presentation.

2. Notes Payable

Notes payable consist of:

                                                                                        Year Ended December 31,
                                                                                         2001             2000
                                                                                         ----             ----
Note payable, due in May 2003, interest at 10.82%,
       principal and interest payable monthly                                         $   147,000      $   228,000
Note payable, due in March 2002, interest at 7.59%,
       principal and interest payable monthly                                              80,000            -
Note payable, due in March 2001, interest at 7.9%,
       principal and interest payable monthly                                               -               48,000
Note payable to Abbott,  interest at 6.5%, interest
       only payable quarterly, net of issuance cost of
       $198,000 and $238,000 at December 31, 2001
       and 2000, respectively (see Note 8)                                             19,803,000       14,812,000
                                                                                      -----------      -----------
                                                                                      $20,030,000       15,088,000
Less amounts currently payable                                                            184,000          135,000
                                                                                      -----------      -----------
Notes payable - long term                                                             $19,846,000      $14,953,000
                                                                                      ===========      ===========

We have $20 million of secured debt with Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earliest of: 1) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; 2) the termination of the Agreement; or 3) January 1, 2007. The loan is limited to a borrowing base of collateralized assets, recomputed monthly. Substantially all of our tangible assets serve as security for the loan.

The notes payable, other than the Abbott note, will have the following minimum future payments:

2002	$184,000
2003	$ 43,000

For the years ended December 31, 2001, 2000, and 1999, interest paid in cash was $1,051,000, $467,000, and $281,000, respectively. Also, 1999 interest expense includes $27,000 paid in common stock on the senior convertible debt.

3. Senior Convertible Notes

In June 1997 we privately issued $10.3 million of senior convertible notes. As part of this transaction, we issued warrants to purchase up to 323,700 shares of common stock at $10.00, including a warrant to purchase 33,700 shares of common stock that was issued to the placement agent. The $10.00 exercise price was subsequently reduced to $1.50 in amendments to the terms of the notes (see Note 4). Through August 1999, we redeemed or converted into common stock all of the notes.

4. Redeemable, convertible preferred stock

On December 8, 1997 we privately issued $5 million of nonvoting redeemable, convertible preferred stock, Series C (the "C Preferred") at $1,000 per share (5,000 shares). The C Preferred accrued dividends at 5% per year, which were cumulative, payable in common stock or cash at our option. Additionally, we issued to the investor a warrant to purchase 175,000 shares of common stock at $10.00 per share, subsequently amended to $2.00 per share. Through 1999 we redeemed or converted into common stock all of the C Preferred. We funded the redemption of the convertible notes and the C Preferred with our cash and cash received from Abbott.

5. Income Taxes

As of December 31, 2001, we had the following net operating loss carryforwards and research and development credits to offset future taxable income in the U.S.:

                                                          Net                 Research and
                               Expiring                   Operating           Development
                               December 31,               Losses              Credits
                               ------------              -----------          ---------------

                               2007                      $  1,746,000         $    52,000
                               2008                         3,328,000              54,000
                               2009                         4,713,000              38,000
                               2010                         4,960,000              15,000
                               2011                         7,389,000              49,000
                               2012                        12,043,000             140,000
                               2018                               -               205,000
                               2019                         8,445,000             230,000
                               2020                        15,899,000             340,000
                               2021                        23,444,000             690,000
                                                          -----------         -----------

                                                          $81,967,000          $1,813,000
                                                          ===========          ==========

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss and tax credit carryforwards, and could be triggered by sales of securities by us or our stockholders.

In Canada, we have net operating loss carryforwards of approximately US$1,736,000, expiring in years ending in 2002 through 2009.

Significant components of our deferred tax assets are:

                                                                                 Year Ended December 31,
                                                                        2001            2000               1999
                                                                        ----            ----               ----

       Deferred tax assets:
       Tax net operating loss carryforward                           30,738,000      $21,975,000       $16,062,000
       Deferred revenue                                               2,216,000           -                 -
       Research and development credits                               1,813,000        1,330,000           910,000
       Depreciation                                                   1,379,000        1,371,000         1,027,000
       Other                                                            383,000          186,000           231,000
                                                                    ------------     ------------      ------------

       Total deferred tax assets                                     36,529,000       24,862,000        18,230,000
       Valuation allowance                                          (36,529,000)     (24,862,000)      (18,230,000)
                                                                    ------------     ------------      ------------
       Net deferred tax assets                                     $        -       $        -        $        -
                                                                    ============     ============      =============

Variations from the federal statutory rate are as follows:

                                                                                  Year Ended December 31,
                                                                          2001            2000               1999
                                                                          ----            ----               ----

       Federal statutory income tax rate                                  35.00%           35.00%            35.00%
       Effect of permanent differences                                     0.30%            0.35%             0.56%
       State income tax rate net of federal benefit                       -2.94%           -2.93%            -2.78%
       Effect of foreign operations                                        2.09%            2.27%             9.24%
       Valuation Allowance                                               -34.45%          -34.69%           -42.02%
                                                                         -------          -------           -------

       Effective income tax rate                                           0.00%            0.00%             0.00%
                                                                         =======          =======           =======

6. Stockholders' Equity

Preferred Stock Private Placement

In July and August 1995, we closed a private placement of 725,513 shares of Exchangeable Preferred Stock, Series A (the "Canadian Preferred") of our Canadian subsidiary, NaPro Canada, for net proceeds of $5,959,000.

By December 31, 2000, all shares of the Canadian Preferred had been exchanged for shares of our common stock and none of the Canadian Preferred remained outstanding.

Stockholder Rights Plan

In November 1996, we adopted a Stockholder Rights Plan and distributed a dividend of one Right to purchase one one-hundredth of a share of a new series of junior participating preferred stock, Series B, for each share of common stock. The Rights Plan was amended and restated in September 2001. The objective of the Rights Plan is to secure for stockholders the long term value of their investment and to protect stockholders from coercive takeover attempts by strongly encouraging anyone seeking to acquire us to negotiate with our Board of Directors. The adoption of the Rights Plan was not in response to any hostile takeover proposal.

The Rights trade with common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 20% or more of common stock. In certain events after the Rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the Rights' then current exercise price (currently set at $60), a number of shares of common stock having market value of twice the Right's exercise price or a number of the acquiring company's common shares having a market value at the time of twice the Rights' exercise price. For example, in the event of an acquisition of greater than 20% of our stock without approval of our Board of Directors, our stockholders (other than the 20% acquirer) would have the right to purchase $120 worth of stock for $60. A stockholder would have one such right for each share of stock held at the time the rights become exercisable.

We may amend the Rights except in certain limited respects or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

We reserved 5,154,714 unissued, authorized shares of common stock as of December 31, 2001 for future issuance of common stock options and warrants.

2000 Private Placement

In November 2000, we sold privately 2 million shares of common stock to a group of institutional investors for $17.5 million, receiving $16,348,000 in proceeds net of issuance cost. We subsequently registered the resale of the shares under the Securities Act of 1933. We issued to the placement agent a three year warrant for 100,000 shares exercisable at $8.75 per share. We valued the warrants at $592,000 using the Black Scholes formula and credited that portion of the proceeds to Additional Paid-in Capital attributed to the warrants.

Gene Alteration Technology License

In November 2000, we entered into a 20-year gene alteration technology license relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. We initially issued 100,000 shares for the license. We have accrued an additional 100,000 shares to the licensors. Assuming we do not cancel the license, we will issue an additional 1,000,000 shares in 100,000 share-per-year increments on the license anniversaries. Certain milestones may accelerate the issuance dates. The license is terminable at our option. If terminated, no further shares will be issued. In 2002 we have committed to fund at least $455,000 in research.

Non-voting Common Stock

The 395,000 shares of non-voting common stock were owned by Faulding. In 2001, Faulding transferred the shares to third parties and the shares converted into common stock.

7. Common Stock Warrants and Options

The following summarizes warrant activity:
	Warrants	Exercise Price	Expiration Dates

Outstanding at December 31, 1999	527,034	$1.500 - $2.000	2001-2003
Exercised	(170,000)	2.000	2001
Issued in private placement (see Note 6)	100,000	8.750	2003

Outstanding at December 31, 2000	457,034	1.500 - 8.750	2001-2003
Exercised	(327,700)	1.500 - 1.875	2001-2003

Outstanding at December 31, 2001	129,334	$1.875 - $8.750	2002-2003

In 2001 there was a cashless exercise of 112,375 warrants resulting in the issuance of 96,913 shares.

Nonplan Stock Options

In January 1994, we granted to the four outside directors 27,000 nonplan options to purchase shares of common stock which are immediately exercisable at a price of $2.40 and which expire in January 2004. As a result of option exercises, 16,000 of these options remained outstanding on December 31, 2001. In September 1997, we granted to our employees 20,075 nonplan options to purchase shares of common stock which vest over two years and which expire in September 2007. 750 of these options remained outstanding on December 31, 2001.

The 1993 Stock Option Plan

During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan, the Plan, to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provides for option grants designated as either nonqualified or incentive stock options. The Plan provides for the issuance of up to 146,667 shares of common stock. The initial term of the Plan is ten years, and the maximum option exercise period shall be no more than ten years from the date of grant. The term of options for 667 or more shares is eight years, and the term of options for fewer than 667 shares is five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan is equal to the fair market value of our common stock on the day of grant.

1994 Long-Term Performance Incentive Plan

In July 1994, our stockholders approved the 1994 Long-Term Performance Incentive Plan, the Incentive Plan. Originally, our stockholders authorized an aggregate of 375,000 shares for issuance under the Incentive Plan. Subsequently, including during 2001, stockholders approved increases in the number of authorized shares. There are currently 5,200,000 shares authorized for issuance under the Incentive Plan. The Incentive Plan provides for granting to employees and other key individuals who perform services for us ("Participants") the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the Incentive Plan. In addition, each person who is not our employee and (i) who is elected or re-elected as a director by the stockholders at any annual meeting of stockholders, (ii) who continues as our director following an annual meeting of stockholders at which such director is not subject to re-election or (iii) is appointed as our director in accordance with our bylaws other than at an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a nonqualified option to purchase 10,000 shares of common stock. The Incentive Plan also provides for annual automatic grants of options to purchase 10,000 shares to the chairs of the Board of Directors' Audit, Compensation and Strategic Planning Committees.

The 1998 Stock Option Plan

In 1998, the Board of Directors adopted the 1998 Stock Option Plan, the 1998 Plan, to provide stock options for employees and other individuals performing services for us. Originally, we authorized an aggregate of 125,000 shares for issuance under the 1998 Plan. In 1999, 2000, and 2001 the Board of Directors approved increases in the number of authorized shares. There are currently 1,425,000 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are NaPro officers or directors.

The following summarizes stock option activity and balances:

	Non Plan	93 Plan	94 Plan	98 Plan	Total
Authorized	212,235	146,667	5,200,000	1,425,000	6,983,902
Less:
Exercised	195,085	121,307	385,114	56,906	758,412
Stock Grants	400	-	172,001	66,670	239,071
Issued and Open	16,750	18,593	4,117,426	872,611	5,025,380
Available to be issued	-	6,767	525,459	428,813	961,039

                                                                                                           Weighted
                                                                                                            Average
                                                                    Stock                 Exercise         Exercise
                                                                  Options                   Price           Price
                                                                  -------                 ---------       ---------

         Outstanding at December 31, 1998                       1,734,067          $0.188 -  $10.250         $1.71
         Granted                                                1,244,295           1.719 -    2.656          2.39
         Forfeited                                               (116,451)          1.000 -   10.250          2.07
         Exercised                                                (60,476)         0.188 -     2.000          1.38
                                                               -----------       -------------------        ------

         Outstanding at December 31, 1999                       2,801,435           0.750 -   10.125          2.00
         Granted                                                  890,310           2.250 -    9.000          7.34
         Forfeited                                                 (6,364)          1.000 -    9.500          2.19
         Exercised                                               (131,646)          1.000 -   10.125          1.71
                                                                ----------        ------------------        ------

         Outstanding at December 31, 2000                       3,553,735           0.750 -   10.125           3.35
         Granted                                                1,876,050           2.250 -   11.250           8.18
         Forfeited                                                (56,587)         1.000 -     8.938           3.76
         Expired                                                     (530)         1.719 -     1.813           1.77
         Exercised                                               (347,288)         0.750 -     8.000           2.86
                                                                ----------       -------------------         ------

         Outstanding at December 31, 2001                       5,025,380           $1.000 - $11.250          $5.18
                                                                ==========          ================          =====

The weighted-average fair value of options granted during 2001 was $6.49.

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$1.00 - $1.19	472,372	6.75	$ 1.01	349,145	$ 1.01
$1.63 - $2.00	781,269	6.35	1.83	592,019	1.83
$2.13 - $2.66	1,048,585	7.50	2.40	882,335	2.43
$3.25 - $3.65	27,258	5.85	3.36	27,258	3.36
$5.53 - $7.00	1,044,070	8.96	6.56	303,638	6.58
$7.09 - $8.00	612,726	7.97	7.81	217,739	7.86
$8.06 - $9.98	970,850	9.45	9.41	8,176	8.61
$10.04 - $11.25	68,250	9.48	11.01	4,500	10.13
$1.00 - $11.25	5,025,380	8.01	$ 5.18	2,384,810	$ 3.14

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999 respectively: risk-free interest rate ranges of 3.75% to 5.10%, 5.01% to 5.16% and 5.24% to 6.35%; no expected dividend; volatility factor of .974 to .984, .984 and .868 to .876; and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options' vesting period. Our pro forma information follows:

                                                            2001                  2000                 1999
                                                            ----                  ----                 ----

Pro forma net loss                                      $(28,597,000)          $(17,736,000)     $ (9,821,000)
                                                        =============          =============     ==============
Pro forma net loss attributable to
    common stockholders                                 $(28,597,000)          $(17,736,000)     $(11,032,000)
                                                        =============          =============     =============
Pro forma loss per share                                $      (1.04)          $      (0.74)     $      (0.54)
                                                        =============          =============     =============

We account for options issued to consultants using the provisions of FASB Statement 123. Current expense in 2001 was $531,000.

8. Strategic Alliances

We have strategic alliances with four pharmaceutical companies: Abbott, Faulding, Tzamal Pharma, and JCR Pharmaceuticals Co., Ltd.

Abbott Agreement

In July 1999 we entered into a collaborative agreement of up to 20 years with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancer indications. The exclusive agreement covers the U.S. and Canada. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to us and to give us twelve months prior written notice. In June 2000 and September 2001, we and Abbott amended the agreement to expand the scope of the relationship between the two companies and to, among other things, provide increased flexibility to deal with the development and marketing of paclitaxel in the U.S.

We are responsible for supply of bulk drug; clinical trials, if any, are conducted jointly with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. We have licensed to Abbott our paclitaxel-related patents. Most primary decisions related to the development program are made by a joint development committee.

In connection with the Abbott agreement, we may receive, including $32 million received through December 31, 2001, total funding of up to $118 million in the form of up to $30 million in development milestones, up to $57 million in marketing milestones, $20 million in secured debt, and $11 million in equity investments. Through April 2001 Abbott had purchased 2,000,000 shares of our common stock for a total purchase price of $11 million.

We received an initial $1 million of the development milestone fees from Abbott in July 1999. Contingent upon our successful achievement of all development milestones, we could receive up to an additional $29 million in development fees. Should we receive approval of our current ANDA, and upon commencement of commercial sales, we will receive a portion of such $29 million.

We have received $20 million of secured debt from Abbott. See Note 2.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, we may receive additional milestone payments from Abbott of up to $57 million. We cannot assure that regulatory approval or sales thresholds necessary to trigger any of the future milestone payments will be achieved.

Under terms of the agreement, Abbott purchases bulk drug from us. Once the paclitaxel product is approved and commercialized, Abbott will pay a percentage of its net paclitaxel sales to us, less Abbott's payments to us for purchase of bulk drug.

Faulding Agreement

In 1992 we entered into an initial 20-year exclusive agreement with Faulding. Faulding commenced commercial sales in 1995. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001 we entered into a separate agreement with Faulding covering development and sale of paclitaxel in Europe. Including the new agreement for Europe, the Faulding territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Faulding has received marketing approval for, and is selling, paclitaxel as ANZATAX(TM) in more than 25 countries.

In Europe, we are responsible for regulatory filings and will supply paclitaxel exclusively to Faulding to formulate and finish the product. Should we receive regulatory approval in Europe, Faulding will then market and sell the final proprietary paclitaxel formulation in Europe. We will share equally the net sales of the product in Europe. Under the agreement, Faulding paid an up-front licensing fee to us of $7.5 million. We deferred the $7.5 million, $5.5 million of which we amortize over five years to license fee income. We have deferred the remaining $2 million until agreed upon events occur. We may be obligated to return part or all of the $2 million should these events not occur.

Tzamal Agreement

We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel. We have received approval in Israel to sell paclitaxel under the trade name Biotax(TM) in Israel. The Israeli Ministry of Health has approved Biotax(TM) for use in a variety of cancers; and Tzamal is selling Biotax(TM) in Israel.

JCR Agreement

In June 2001 we and JCR Pharmaceuticals Co., Ltd. entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. Under the agreement, we are responsible for manufacturing and supplying the finished drug. JCR and we are jointly responsible for the clinical and regulatory program necessary for seeking approval to market paclitaxel in Japan. JCR funds the clinical and regulatory program. JCR is responsible for the sales and distribution of the product in Japan upon its approval.

9. Commitments and Contingencies

Operating Leases

We have executed noncancellable operating lease agreements for office, research and production facilities, equipment and for plantations. As of December 31, 2001, future minimum lease payments under noncancellable operating lease agreements are:

                  2002                  $   1,479,000
                  2003                      1,274,000
                  2004                      1,148,000
                  2005                        492,000
                  2006                        487,000
                  Thereafter                  241,000
                                        -------------

                  Total                 $   5,121,000
                                        =============

We have renewal clauses in some of our leases which range from one to ten years. Rent expense for the years ended December 31, 2001, 2000, and 1999 was $981,000, $955,000, and $793,000, respectively.

Intellectual Property Contingency

Our intellectual property is a key asset. Our intellectual property rights are subject to legal challenge. Such rights are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. A number of other entities have developed technologies that may be related to our technology. Some of these entities are larger and have significantly greater resources than us. Some of the technologies may conflict with our technologies, and therefore increase the potential of legal challenge.

We rely on trade secret protection for our confidential and proprietary information. We cannot assure that competitors or potential competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

Uncertainty Over the Selling Price Under the Faulding Agreement

Under the Faulding Agreement (see Note 8), Faulding pays us a fixed percentage of their sales price. Title to the paclitaxel and risk of loss pass to Faulding when we ship; the sales are unconditional other than for the failure of product to meet specifications. We recognize the sales at the time we ship to Faulding, based upon the forecast allocations of sales and estimated prices submitted by Faulding. We also consider sales quantities and price by respective country in the Faulding territory. However, Faulding's actual selling price may differ from the amounts originally estimated by Faulding. For each year ended March 31, Faulding calculates and reports to us the final amount of sales and the actual sales price per gram. We calculate an adjustment, which may either increase or decrease our sales to Faulding during the prior twelve months. We invoice or remit the adjustment to Faulding. Both we and Faulding share the risks and benefits of price changes. Therefore both we and Faulding bear the risk of loss in the event of a decline in the market value of the goods. Although we cannot control price adjustments, we do not expect the adjustments to be material to the financial statements because we use a projection prepared by Faulding to price the invoice, Faulding has an absolute contractual obligation to pay the invoice, and historical data have shown that the estimates have been materially accurate when compared to the final pricing. In 2001, 2000 and 1999 such adjustments were not material.

10. Retirement Plans

We have a defined contribution retirement plan (the Plan) for our employees established in accordance with the provisions of Internal Revenue Code section 401(k). Employees over the age of 17 are eligible to participate in the Plan on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12-continuous-month period.

Through 2001, participants could contribute up to 15% of their pay to the Plan. Beginning in 2002, participants may contribute up to $11,000 to the Plan, not to exceed 75% of their pay. We may make additional contributions to the Plan on behalf of the participants in the form of cash or in shares of common stock. In 2001, 2000 and 1999, we elected to match the first $2,000 in contributions of each participating employee with common stock at a rate of 262% for 2001, 284% for 2000 and 200% for 1999. In 1999 we elected to make a discretionary contribution in the form of common stock at the rate of 6% of all eligible employees' pay. In 2001, 2000 and 1999 we contributed 25,263, 44,661, and 322,750 shares of common stock to the Plan, valued at $240,000, $287,000 and $646,000, respectively.

We have adopted an Employee Stock Ownership Plan (ESOP) for our employees established in accordance with the Internal Revenue Code. Employees over the age of 17 are eligible to participate in the ESOP on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12-continuous-month period. Participants make no contributions to the ESOP. Each year we contribute common stock to the ESOP and allocate the stock of all eligible employees' allowable pay. For 2001, 2000 and 1999 we contributed 126,316, 114,321 and 239,952 shares to the ESOP, valued at $1,200,000, $761,000 and $480,000, respectively. All shares held by the ESOP are treated as outstanding in computing earnings per share.

11. Subsequent Event

Private Placement

In February 2002 we sold privately $8 million of common stock issued at $9.00 per share and $8 million principal of five-year 4% debentures convertible into common stock at $15 per share. No placement agent was involved in the transaction. Our net proceeds were $15,725,000. We subsequently filed with the SEC to register the resale of the shares under the Securities Act of 1933. We may pay the debenture interest in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days is $22, and during the last three years if the average price for 30 trading days is $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current twenty (20) day average trading price of the common stock. Marc Ostro, one of our directors, is a voting limited partner of the purchaser of substantially all of the placement.

12. Quarterly Data (unaudited)

Period	Net Sales (000's)	Cost of Products Sold (000's)	Net Loss Per Share Attributable to Common Stockholders	Net Loss (000's)
1Q 2001	$ 3,931	$ 2,958	$ (0.08)	$ (2,101)
2Q 2001	2,158	4,644	(0.28)	(7,701)
3Q 2001	3,872	3,309	(0.21)	(5,901)
4Q 2001	5,750	8,223	(0.36)	(10,065)
2001	$ 15,711	$ 19,134	$ (0.93)	$ (25,768)
1Q 2000	$ 733	$ 449	$ (0.13)	$ (3,039)
2Q 2000	3,298	2,255	(0.24)	(5,645)
3Q 2000	2,343	1,958	(0.14)	(3,412)
4Q 2000	1,774	2,087	(0.18)	(4,529)
2000	$ 8,148	$ 6,749	$ (0.69)	$ (16,625)