Form 10-K/A
period 2001-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2002-04-30
CIK 891504

UNITED STATES

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is reported in Item 11 herein.

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $205,059,929 as of April 10, 2002

The number of shares outstanding of each of the registrant's classes of common stock, as of April 10, 2002:

Common Stock                             29,697,213

Nonvoting Common Stock                     0

NaPro BioTherapeutics, Inc. is filing this amendment to its 2001 Form 10-K in order to provide the information required by Part III of Form 10-K.

Part III

Item 10

Directors and Executive Officers

Directors

Our Board of Directors currently consists of eight members: Sterling Ainsworth, Ph.D. (Vice Chairman); Edward Erickson; Arthur Hayes, Jr., M.D.; Marc Ostro, Ph. D.; The Honorable Richard Perle; Patricia Pilia, Ph.D.; Robert Pollack, Ph.D., and Leonard Shaykin (Chairman). These directors are divided into three classes. Drs. Ainsworth and Ostro are Class III directors with terms of office expiring at the 2002 Annual Meeting of Stockholders. Mr. Shaykin and Drs. Hayes and Pollack are Class I directors with terms of office expiring at the 2003 Annual Meeting. Dr. Pilia and Messrs. Erickson and Perle are Class II directors with terms of office expiring at the 2004 Annual Meeting.

Sterling K. Ainsworth, Ph.D., 62, a co-founder, has served as an executive officer and director since our inception. He served as our Chief Executive Officer from November 1991 to August 1999, and has served as our President since October 1992 and as Vice Chairman of the Board and Chief Scientific Officer since August 1999. In 1990, he co-founded, with Dr. Pilia, Pacific Biotechnology, Inc. (a predecessor of ours) and served as Chairman and President of such company until our inception. From 1972 to 1990, Dr. Ainsworth held various levels of professorships of Pathology with tenure in the College of Medicine and Dental Medicine and Graduate Studies at the Medical University of South Carolina ("MUSC"), where he established, developed and directed MUSC's Immunopathology Diagnostic Laboratory. Dr. Ainsworth received a Bachelor's degree from the University of Mississippi in 1963. He received a Master's degree in medical microbiology in 1965 and a Doctoral degree in medical science in 1969 from the University of Mississippi Medical School. He completed his post-doctoral fellowship in the Department of Pathology at Harvard Medical School from 1970 to 1972.

Edward L. Erickson, 55, has served as a director since 2000. He is currently Chairman of the Board, President and Chief Executive Officer of Immunicon Corporation, a venture capital backed medical products company with technology for use in diagnostics, life science research, and therapeutic applications. He was appointed Chairman of Immunicon in April 1998 and Chief Executive Officer in September 1998. From 1993 to 1998, Mr. Erickson was President, Chief Executive Officer and a director of DepoTech Corporation, a biopharmaceutical company in the drug delivery field. Additionally, from 1995 to 1998, he served as a director of MegaBios Corporation, a gene therapy company. From 1991 to 1993, he was President, Chief Executive Officer and a director of Cholestech Corporation, a diagnostic products company in point-of-care cholesterol testing and screening. Mr. Erickson holds B.S. and M.S. degrees in mathematics from the Illinois Institute of Technology and an M.B.A. with high distinction from Harvard University.

Arthur H. Hayes, Jr., M.D., 66, has served as a director since March 1996. He is currently President and Chief Operating Officer of MediScience Associates, Inc., a pharmaceutical consulting company, and is a Professor of Medicine at New York Medical College and Pennsylvania State University College of Medicine. From 1981 to 1983, Dr. Hayes served as Commissioner of the United States Food and Drug Administration. From 1986 to 1991, he was President and Chief Executive Officer of EM Pharmaceuticals, as well as a member of their board of directors. Dr. Hayes served as Provost & Dean at New York Medical College from 1983 to 1986, and served as the Director of the Institute of Human Values in Medical Ethics, International Health and Biomedical Sciences, the latter of which he also served as Chairman. Dr. Hayes has held several posts with Pennsylvania State University which included Professor of Medicine and Pharmacology from 1977 to 1981, Dean of Admissions from 1976 to 1979 and Associate Professor of Medicine and Pharmacology and Director of the Division of Clinical Pharmacology from 1972 to 1977. Dr. Hayes currently serves on the board of directors of Myriad Genetics, Inc. (a genomic research and pharmaceutical company), Celgene Corporation (a pharmaceutical company), and Premier Research Worldwide. Dr. Hayes' received his M.D. from Cornell University Medical College, and also attended Cornell's Graduate School of Medical Sciences, Department of Pharmacology. He undertook premedical studies, and attended medical school at Georgetown University. Dr. Hayes received his M.S. (philosophy, politics and economics) from Oxford University, where he was a Rhodes Scholar, and his B.A. (philosophy) from Santa Clara University.

Marc J. Ostro, Ph.D., 52, has served as a director since 2000. He has been a partner in TL Ventures, a Pennsylvania-based venture capital firm since January 1, 2002. Immediately prior to that, Dr. Ostro was a private consultant to the biotechnology industry since May 2000. From November 1997 to May 2000, he was Senior Managing Director and GroupLeader for KPMG Life Science Corporate Finance (Mergers and Acquisitions). From June 1997 to November 1997, Dr. Ostro was a Senior Vice President at Ross Financial Group engaged in portfolio management. From May 1994 to June 1997, he was Managing Director and Senior Biotechnology Analyst at UBS Securities. Prior to that, he was a Senior Vice President and Senior Biotechnology Analyst at Mabon Securities. In July 1981, he co-founded the Liposome Company (Princeton) where he held various positions in that company including President, Vice Chairman and Chief Scientific Officer until May 1993. Dr. Ostro received a B.A. in biology from Lehigh University, a Ph.D. in biochemistry from Syracuse University, and was a postdoctoral fellow and assistant professor at the University of Illinois Medical School.

The Honorable Richard N. Perle, 60, has served as a director since 2000. He is a fellow at the American Enterprise Institute. Additionally, Mr. Perle is a director of Hollinger International, Inc., a company that publishes English language newspapers in the United States, the United Kingdom, Canada and Israel. Mr. Perle is also a director of Autonomy, PLC, a company engaged in the development of various software applications, as well as a director of Morgan Crucible, PLC, a company specializing in the design, development, manufacture and marketing of engineered products for use in various industries. Mr. Perle is also Chairman of the United States Defense Policy Board. From 1981 to 1987, Mr. Perle was the United States Assistant Secretary of Defense for International Security Policy at the United States Department of Defense. Mr. Perle attended the London School of Economics with Honors Examinations, received a B.A. in international relations from the University of Southern California, an M.A. in politics from Princeton University, and completed various fellowships at Princeton University, the Ford Foundation and the American Council of Learned Societies.

Patricia A. Pilia, Ph.D., 53, a co-founder, has served as a director since our inception. She has served as our Secretary since November 1991, our Vice President of BioResearch and Toxicology since March 1993, and our Executive Vice President since October 1998. Additionally, in 2002, she was appointed Acting Head, Research and Development. In 1990, she co-founded, with Dr. Ainsworth, Pacific Biotechnology, Inc. (a predecessor of ours) and served as its Vice President and Director of Biotechnology. From 1983 to 1991, Dr. Pilia was an Assistant Professor of Pathology in the College of Medicine and Dental Medicine and the College of Graduate Studies at MUSC. Dr. Pilia served as the Assistant Director of the MUSC Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1984 she has been a consultant on the design and development of biomedical devices and treatment modalities and the design and performance of clinical trials. Dr. Pilia received a Bachelor's degree from Boston University, a Master's degree in immunology/microbiology and a Doctoral degree in pathology from MUSC.

Robert E. Pollack, Ph.D., 60, has served as a director since 2000. He is currently Professor of Biological Sciences, Lecturer in Psychiatry at the Center for Psychoanalytic Training and Research, and Director of the Center for the Study of Science and Religion, at Columbia University. He has been a Professor of Biological Sciences at Columbia since 1978, and was Dean of Columbia College from 1982-1989. He received the Alexander Hamilton Medal from Columbia University, and has held a Guggenheim Fellowship. He currently serves on Advisory Boards of the John Templeton Foundation, California Newsreels, The Fred Friendly Seminars, the Program in Religion and Ecology of the Center for the Study of World Religions at Harvard University, and as a Senior Consultant for the Director, Program of Dialogue on Science, Ethics and Religion, American Association for the Advancement of Science. He is also currently a director and Chair of the Scientific Advisory Board of Nutrition 21, Inc., a company focusing on the development and marketing of proprietary nutritional products. Dr. Pollack graduated from Columbia University with a B.A. in physics, and received a Ph.D. in biology from Brandeis University.

Leonard P. Shaykin, 58, has served as our Chairman of the Board since June 1993, and our Chairman and Chief Executive Officer since August 1999. In 1995, Mr. Shaykin founded Shaykin & Co., LLC, a private investment and management company. Prior to founding Shaykin & Co., Mr. Shaykin was a managing partner of Adler & Shaykin, an investment partnership organized to sponsor management leveraged buyouts. Prior to that, Mr. Shaykin was Vice President, Director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. He is currently a Director of the Jerusalem Post, a subsidiary of Hollinger International, a Board Member of the Friends of Sheba Medical Center-Tel Hashomer, Israel, and a trustee of the Jackson Laboratories, a not-for-profit genetic research institute. Mr. Shaykin received a B.A. and an M.A. from the University of Chicago, and an M.B.A. from the University of Chicago Graduate School of Business.

Other Executive Officers

We have the following executive officers in addition to those who serve as directors:

Gordon H. Link, Jr., 48, a certified public accountant and a certified management accountant, joined us as Vice President and Chief Financial Officer in September 1993. Prior to that, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and Treasurer of the Syntex-Synergen Neuroscience Joint Venture. From February 1991 to April 1993, Mr. Link was Treasurer of Synergen Development Corporation. From October 1983 to May 1990, Mr. Link practiced as a certified public accountant, most recently in the position of Audit Manager with Deloitte & Touche. He received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

David L. Denny, 50, has served as our Vice President, Operations since September 1995, except for a nine month period during 1997 when he served as our Vice President, Quality Assurance. From 1991 to 1993, Mr. Denny served as Vice-President of Operations for Somatogen, Inc. Prior to that, Mr. Denny served in manufacturing and quality assurance capacities with Miles Pharmaceutical, Abbott Laboratories and Kabi-Pharmacia. He received a B.S. in biological sciences from Tennessee Technological University in 1972 and attended graduate school at the same institution from 1972 to 1974.

James D. McChesney, Ph.D., 62, joined us as Vice President of Natural Products Chemistry in January 1996. From 1987 to June 1995, he served as Director of the Research Institute of Pharmaceutical Sciences at the University of Mississippi, specializing in natural product pharmaceutical research and development. In July 1993, Dr. McChesney was named Frederick A.P. Barnard Distinguished Professor of Pharmacognosy at the University of Mississippi. Dr. McChesney joined the School of Pharmacy at the University of Mississippi in 1978 as Professor and Chair of the Department of Pharmacognosy. After graduating with honors from Iowa State University in 1961 with a B.S. in chemical technology, he earned degrees in botany (M.A. 1964) and natural products chemistry (Ph.D. 1965) at Indiana University. He has been a Fulbright Lecturer in Brazil and a Visiting Professor at several South American universities.

Kai P. Larson, Esq., 38, served as our Director of Legal Affairs from 1994 to December 1999, when his position was changed to Vice President and General Counsel. Prior to joining us, he worked as an attorney in the New York office of Kirkland and Ellis. Mr. Larson received a B.A. from Brigham Young University, and a J.D. from Columbia University School of Law.

Steve J. Bannister, Ph.D., 50, has served as our Vice President of Drug Development since September 2000, and served as our Senior Director of Product and Analytical Development from September 1998 to September 2000. Prior to joining us, he served as Director of Preformulation Development at Baker Norton Pharmaceuticals, IVAX Corporation from 1995 to September 1998. Dr. Bannister received a B.S. in pharmacy from the University of Georgia and a Ph.D. in pharmaceutical chemistry from the University of Kansas.

Brenda Fielding, 47, has served as our Vice President, Regulatory Affairs since June 2001, and served as our Senior Director of Regulatory Affairs from March 2000 to June 2001. Prior to joining us, she served as Director of Regulatory Affairs at Gilead Sciences, Inc. from 1996 to 2000. Ms. Fielding received a B.S.c. in biology from London University, England.

Brian McCudden, 42, has served as our Vice President, Manufacturing since January 2002. Prior to joining us, from 1997 to December 2001, he served as Director, Manufacturing at Roche Colorado Corporation, a subsidiary of F. Hoffman-La Roche Ltd. Previously, he held the position of Director, Large Scale Manufacturing with Roche Colorado Corporation from 1995 to 1997. Mr. McCudden received a B.S. in chemical engineering, Cum Laude, from the University of Delaware and an M.B.A from Loyola College (Baltimore).

Hope Liebke, Ph.D., Esq., 56, has served as Vice President, General Counsel, NaPro Genomics and Vice President, Business Development, NaPro Genomics since April 2002. Prior to joining us, from 1998 to 2002, she served as Of Counsel at the law firm of Fish and Neave. Previously, she held the position of Associate Attorney at the law firm of Pennie and Edmonds, LLP from 1989 to 1998. Dr. Liebke received a B.S. in Biology from Newcomb College of Tulane University and received a Ph.D. in Molecular and Cellular Biology from the University of Southern California. She performed research in the fields of biochemistry, genetics, physiology, nucleic acid sequencing and molecular biology at the University of Connecticut, Farmington and Storrs campuses and at Yale University, and received a J.D. from the University of Connecticut.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and certain of our officers, and persons holding more than ten percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us copies of forms so filed. Based solely upon a review of copies of such forms furnished to us, Brian McCudden was late in filing one Form 3 in which he reported one transaction, Sterling Ainsworth and Patricia Pilia were each late in filing one Form 4 in which they reported one transaction each, and Richard Perle was late in filing one Form 5 in which he reported one transaction. No other directors or officers were late in filing any reports on Forms 3, 4 or 5.

Item 11

Executive Compensation

The following table shows for the years ended December 31, 1999, 2000 and 2001, compensation awarded or paid to, or earned by, our Chief Executive Officer and our other four most highly compensated executive officers at December 31, 2001 (the "Named Executive Officers"):

Summary Compensation Table

		Annual Compensation	Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Restricted Stock Awards($)(1)	Securities Underlying Options(#)	All Other Compensation(2)
Leonard Shaykin Chairman of the Board, Chief Executive Officer	2001 2000 1999	239,331 221,397 189,699	200,000 214,977 81,977	0 0 74,592	375,000 120,000 200,000	$33,188 $28,349 $28,534
Sterling Ainsworth Vice Chairman of the Board, President, Chief Scientific Officer	2001 2000 1999	259,423 243,654 208,788	100,000 203,453 103,453	0 0 74,592	150,000 100,000 200,000	$33,188 $28,349 $28,534
Patricia Pilia Executive Vice President, Secretary	2001 2000 1999	199,577 187,962 161,065	125,000 156,114 56,114	0 0 55,945	200,000 100,000 125,000	$33,188 $26,641 $28,534
Gordon Link Vice President, Chief Financial Officer	2001 2000 1999	179,615 169,231 149,135	125,000 105,934 38,934	0 0 55,945	250,000 80,000 100,000	$33,188 $28,349 $28,534
Kai Larson Vice President, General Counsel	2001 2000 1999	159,615 149,215 130,566	125,000 84,758 17,758	0 0 29,837	200,000 80,000 50,000	$33,188 $28,349 $20,000

(1) The total number of shares of restricted stock awarded was 172,001.These shares vested at a rate of half on the grant date of 7/23/99 and the remaining half vested daily until all were fully vested on 7/23/00.

(2) Represents our 401(k) plan and Employee Stock Ownership Plan (ESOP) contributions of common stock (valued at fair market value as of the date of contribution) for each of the Named Executive Officers.

The following table reports each grant of options to purchase common stock made during the year ended December 31, 2001 to the Named Executive Officers:

Option Grants in Last Fiscal Year
Name	Number of Securities underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Year(2)	Exercise or Base Price Per Share ($/sh)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms ($)(4)
					5%	10%
Leonard P. Shaykin	187,500 187,500	9.99% 9.99%	$6.61 $9.55	4/16/2011 6/21/2011	779,436 1,126,114	1,975,245 2,853,795
Sterling K. Ainsworth	75,000 75,000	4.00% 4.00%	$6.61 $9.55	4/16/2011 6/21/2011	311,775 450,446	790,098 1,141,518
Patricia A. Pilia	100,000 100,000	5.33% 5.33%	$6.61 $9.55	4/16/2011 6/21/2011	415,699 600,594	1,053,464 1,522,024
Gordon H. Link	125,000 125,000	6.66% 6.66%	$6.61 $9.55	4/16/2011 6/21/2011	519,624 750,743	1,316,830 1,902,530
Kai P. Larson	100,000 100,000	5.33% 5.33%	$6.61 $9.55	4/16/2011 6/21/2011	415,699 600,594	1,053,464 1,522,024

(1) Each of the options listed on this table was granted under our 1994 Long Term Performance Incentive Plan (the "1994 Plan"). The options granted become exercisable in percentages according to the closing price of our common stock on the Nasdaq market. The options that expire on April 16, 2011 have the following terms: Vesting shall be determined by a comparison of the closing price of our common stock on April 16, 2001 ($6.61) (the "Base Price") compared with a rolling 20 day average of the closing price of our common stock over the period from April 16, 2001 to April 16, 2006 (the "Target Price"). When the Target Price exceeds the Base Price by 30%, then 16.67% of the shares allocated to each individual shall vest. When the Target Price exceeds the Base Price by 60%, then an additional 16.67% of the shares allocated to each individual shall vest. Similarly, an additional 16.67% of the shares shall vest when the Target Price exceeds the Base Price by 90%; 120%; 150% and 200%. All such shares shall be fully vested, regardless of our common stock price, on April 16, 2006. The options that expire on June 21, 2011 have the following terms: Vesting shall be determined by a comparison of the closing price of our common stock on June 21, 2001 ($9.55) (the "Base Price") compared with a rolling 20 day average of the closing price of our common stock over the period from June 21, 2001 to April 16, 2006 (the "Target Price"). When the Target Price exceeds the Base Price by 30%, then 16.67% of the shares allocated to each individual shall vest. When the Target Price exceeds the Base Price by 60%, then an additional 16.67% of the shares allocated to each individual shall vest. Similarly, an additional 16.67% of the shares shall vest when the Target Price exceeds the Base Price by 90%; 120%; 150%; and 200%. All such shares shall be fully vested, regardless of our closing stock price, on June 21, 2006.

(2) Based on the aggregate of 1,876,050 options granted to our employees, including the Named Executive Officers, in 2001, and consisting of options granted under the 1994 Plan and options granted under the 1998 Stock Incentive Plan.

(3) Options granted under the 1994 Plan have a 10-year term and are subject to earlier termination upon death, disability or termination of employment.

(4) The potential realizable value is calculated based on the term of the option at its time of grant (10 years) assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our future stock price performance. In addition, the potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

The following table reports information, as to each of the Named Executive Officers, concerning the number of shares subject to both exercisable and unexercisable stock options held as of December 31, 2001. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2001:

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Year End(#) Exercisable/Unexercisable	Value of Unexercised in-the-Money Options at Year End($)(2) Exercisable/Unexercisable
Leonard P. Shaykin	0	0	502,500 / 472,500	4,263,771 / 1,999,812
Sterling K. Ainsworth	0	0	424,001 / 258,000	3,718,622 / 1,256,258
Patricia A. Pilia	0	0	285,334 / 275,667	2,388,551 / 1,148,179
Gordon H. Link	10,000	75,334	197,502 / 345,832	1,596,045 / 1,612,256
Kai P. Larson	162,818	1,300,751	0 / 274,166	0 / 1,206,488

(1) Calculated on the basis of the closing price per share of our common stock on the date of exercise on the Nasdaq National Market, minus the exercise price.

(2) Represents the difference between the option exercise price and the closing price of the common stock as reported by the Nasdaq National Market on December 31, 2001 ($11.40), multiplied by the corresponding number of underlying shares.

Compensation of Directors

Pursuant to the1994 Plan, each year non-employee directors are automatically granted, on the date of our annual meeting of stockholders, non-qualified options to purchase 10,000 shares of common stock. In addition, any non-employee director who is first appointed or elected other than at an annual meeting of stockholders automatically receives non-qualified options to purchase 10,000 shares of common stock upon such appointment or election. The 1994 Plan also provides for automatic annual grants of non-qualified stock options to purchase 10,000 shares of common stock to directors who serve as chair of the Audit, Compensation, Strategic Planning, and Research and Development committees of the Board of Directors. The 1994 Plan also provides for an automatic grant of non-qualified stock options to purchase 7,500 shares of common stock to members of the Research and Development Committee (the "RDC") upon their initial appointment to the committee, and an automatic grant of non-qualified stock options to purchase 3,000 shares of common stock to a RDC member who continues service on the RDC after an annual meeting of stockholders. In addition, the 1994 Plan permits the discretionary grant by the Board of Directors of non-qualified options to non-employee directors under certain circumstances. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to certain vesting schedules.

Directors are paid $3,000 for each meeting attended in person and $500 for each meeting attended by telephone. In addition, directors serving on committees of the Board of Directors are paid for attendance at each committee meeting as follows: $1,000 for the committee chairperson attending in person and $500 for non-chair committee members attending in person or any committee members attending by telephone. The RDC chairman receives $16,000 per year for service as chairman of the RDC. RDC members receive $2,500 for attendance at RDC meetings which are not held concurrently with regularly scheduled Board of Directors meetings. Directors are also reimbursed for their cost incurred in attending Board of Directors meetings.

Employment Agreements and Termination of Employment Agreements

Effective October 1, 2001, we entered into employment agreements (collectively, the "Senior Executive Employment Agreements"), with Leonard Shaykin, Dr. Sterling Ainsworth, and Dr. Patricia Pilia (collectively, the "Senior Executives"). In addition, effective October 1, 2001, we entered into employment agreements (collectively, the "Employment Agreements") with Gordon Link and Kai Larson (collectively, the "Executive Officers"). The Senior Executive Employment Agreements, and the Employment Agreements are referred to together as the "Executive Agreements," and the Senior Executives and the Executive Officers are referred to together as the "Executives."

Each of the Senior Executive Employment Agreements provide for an initial three year employment term that expires on October 1, 2004 and is automatically renewed on each anniversary of the date of the agreement for a new one year term unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any additional one-year term. No such notice of termination has been given by or to any of the Senior Executives. The Employment Agreements provide for initial two year employment terms that expire on October 1, 2003 and are automatically renewed at the end of the initial term for an additional one-year term unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any additional one-year term. No such notice of termination has been given by or to any of the Executive Officers.

The Senior Executive Employment Agreements provide for initial annual base salaries for Mr. Shaykin and Drs. Ainsworth and Pilia of $270,000, $260,000 and $210,000 respectively. Under the Senior Executive Employment Agreements, in the event of a change of control, the Senior Executives are to be granted a payment equal to the greater of 100% of their prior year's bonus or 75% of their base annual salary and a payment equal to a percentage of the Senior Executive's base annual salary (300% for Mr. Shaykin, 200% for Dr. Pilia, and 150% for Dr. Ainsworth). Mr. Shaykin is a part-time employee, and is not required under his Amended Senior Executive Employment Agreement to spend more than 32 hours in any week or 128 hours per month on our affairs. However, since 1999, when Mr. Shaykin became Chief Executive Officer, he has spent a majority of his business time on our affairs.

The Employment Agreements provide for initial annual base salaries for Mr. Link and Mr. Larson of $210,000 and $180,000 respectively. Under the Employment Agreements, in the event of a change of control, the Executive Officers are to be granted a payment equal to the greater of 100% of their prior year's bonus or 75% of their base annual salary and a payment equal 200% of the Executive Officer's base annual salary.

Under the Employment Agreements and Senior Executive Employment Agreements, Executives may receive an annual bonus in such amount, if any, as the Compensation Committee (or if the Board has no Compensation Committee at the time, then the Board), in its discretion, may award to Executives, based upon the Executive's and the Company's performance during each year of the Employment Period.

Each Executive Agreement provides for certain benefits if, prior to the end of the initial term or any additional one-year term, an Executive's employment is terminated either by us other than for Cause (as defined in the Executive Agreements) or by the Executive for Good Reason (as defined in the Executive Agreements). In general, each Executive would be entitled to receive, subject to certain limitations, (i) a continuance of their respective salary and bonus, if any, through the end of the initial term or the then current term, (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination, (iii) full vesting for all outstanding Company stock options owned by the Executive, which become immediately fully exercisable, and (iv) a bonus payment in an amount determined by whether or not a change of control of the company is occurring at the time of the termination of the Executive's employment. If a change in control occurs, the Executive is entitled to receive a payment equal to a percentage of the individual Executive's base salary, according to the terms set forth above for each named individual. If a change in control does not occur, the Executive is entitled to receive a payment equal to 100% of his or her base salary for the preceding 12 months. The foregoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code").

The Executive Agreements also contain provisions (i) prohibiting disclosure of confidential information, (ii) granting to us rights to intellectual property developed by the Executives that relate to our business or are developed in the course of employment with us and (iii) prohibiting competition with us under certain circumstances during and for five years after the Executive's employment.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2001, our compensation committee consisted of Mr. Edward Erickson, The Honorable Richard Perle (Chairman), and Dr. Robert Pollack. None of our executive officers serve as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on the Board of Directors or compensation committee.

Item 12

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 10, 2002 regarding the ownership of our common stock by (1) persons believed by us to be the beneficial owners of more than five percent of our outstanding common stock; (2) by each director and by each executive officer named in the Summary Compensation Table above; and (3) by all executive officers and directors as a group. Except where otherwise indicated, the address for each of the persons listed in the table is: NaPro BioTherapeutics, Inc., 6304 Spine Road, Unit A, Boulder, CO 80301.

Name of Director, Officer or Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Class
Leonard Shaykin	1,220,538 (2)	4.03%
Sterling Ainsworth	1,438,019 (3)	4.77%
Patricia Pilia	575,410 (4)	1.92%
Gordon Link	284,497 (5)	*
Kai Larson	28,905 (6)	*
Edward Erickson	20,000 (7)	*
Arthur Hayes, Jr.	70,000 (8)	*
Marc Ostro	40,000 (9)	*
Richard Perle	50,000(10)	*
Robert Pollack	18,000(11)	*
All Directors and Executive Officers as a Group (16 persons)	4,230,909(12)	14.25%
State of Wisconsin Investment Board P.O. Box 7842 Madison, Wisconsin 53707	3,772,000(13)	12.70%
Abbott Laboratories 100 Abbott Park Road Abbott Park, IL 60064	2,000,000(14)	6.73%

* Less than 1%

(1) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentage of beneficial ownership is based on 29,697,213 shares of common stock outstanding as of April 10, 2002, as adjusted as required by the rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally include voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days of April 10, 2002 are deemed outstanding for computing the percentage of the person or entity holding such securities, but not outstanding for computing the percentage of any other person or entity.

(2) Includes 552,500 shares of common stock issuable upon exercise of options granted to Mr. Shaykin under the 1994 Plan and 33,721 shares of common stock beneficially owned through our 401(k) and ESOP plans as of 12/31/01.

(3) Includes 462,001 shares of common stock issuable upon exercise of 1994 Plan options; 31,803 shares of common stock beneficially owned through our 401(k) and ESOP plans as of 12/31/01; and 42,550 shares of common stock gifted by Dr. Ainsworth to relatives and certain other persons, which Dr. Ainsworth may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Does not include shares held by Dr. Pilia, who is engaged to be married to Dr. Ainsworth, and Dr. Ainsworth disclaims beneficial ownership of the shares of common stock beneficially owned by Dr. Pilia as well as of the gifted shares over which Dr. Ainsworth holds powers of attorney. See note (4) below.

(4) Includes 304,334 shares of common stock issuable upon exercise of 1994 Plan options; 33,570 shares of common stock beneficially owned through our 401(k) and ESOP plans as of 12/31/01; and 10,800 shares of common stock gifted by Dr. Pilia to relatives and certain other persons which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Does not include shares held by Dr. Ainsworth, who is engaged to be married to Dr. Pilia. Dr. Pilia disclaims beneficial ownership of shares of common stock beneficially owned by Dr. Ainsworth and the gifted shares over which Dr. Pilia holds powers of attorney. See note (3) above.

(5) Includes 212,502 shares of common stock issuable upon the exercise of options granted to Mr. Link under the 1994 Plan and 33,818 shares of common stock beneficially owned through our 401(k) and ESOP plans as of 12/31/01.

(6) Includes 28,905 shares of common stock beneficially owned by Mr. Larson through our 401(k) and ESOP plans as of 12/31/01.

(7) Includes 20,000 shares of common stock issuable upon exercise of options granted to Mr. Erickson under the 1994 Plan.

(8) Includes 70,000 shares of common stock issuable upon exercise of options granted to Dr. Hayes under the 1994 Plan.

(9) Includes 40,000 shares of common stock issuable upon exercise of options granted to Dr. Ostro under the 1994 Plan.

(10) Includes 40,000 shares of common stock issuable upon exercise of options granted to Mr. Perle under the 1994 Plan.

(11) Includes 18,000 shares of common stock issuable upon exercise of options granted to Dr. Pollack under the 1994 Plan.

(12) Includes an aggregate of 2,051,340 shares of common stock issuable upon exercise of outstanding stock options held by such persons.

(13) Information in the table as to beneficial ownership of common stock by the State of Wisconsin Investment Board is based upon filings on Schedule 13G made by the State of Wisconsin Investment Board.

(14) Information in the table as to beneficial ownership of common stock by Abbott Laboratories is based upon filings on Schedule 13D made by Abbott Laboratories.

Item 13

Certain Relationships and Related Transactions

Dr. Hayes provides certain consulting services to us. We are parties with MediScience Associates to a consulting agreement (the "MediScience Agreement") whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, provides us with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. We make quarterly payments to MediScience under the MediScience Agreement in the amount of $12,500 for such services. Dr. Hayes is obligated to provide consulting services to us under the MediScience Agreement indefinitely, but the MediScience Agreement is terminable by us or MediScience at any time with 90 days prior written notice.

In February 2002, we entered into a Securities Purchase Agreement with TL Ventures V, L.P. and one of its affiliated funds (collectively, the "TL Venture Funds") pursuant to which we sold an aggregate of $8 million of our common stock at $9.00 per share and an aggregate of $8 million principal amount of our 4% Convertible Subordinated Debentures due February 12, 2007. Dr. Ostro, one of our directors, is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds. No placement agent was involved in the transaction, and our net proceeds were approximately $15,725,000. The debentures sold in the transaction are convertible into shares of common stock from time to time at the option of the holders thereof at $15.00 per share. In addition, we may issue shares of common stock in lieu of cash, from time to time and at our option, as interest on the debentures. We may pay the debentures at maturity in cash or common stock at our option. The debentures will automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days is $22.00 per share, and during the last three yeas if the average trading price for 30 trading days is $16.00 per share. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current twenty day average trading price of the common stock. We have filed a registration statement on Form S-3 with the SEC to register the resale of the shares of common stock issued to the TL Venture Funds in the transaction, as well as the shares of common stock issuable upon conversion of the debentures and issuable in lieu of cash as interest on the debentures.

Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, we have caused this amendment to our report on Form 10-K to be signed on our behalf.

April 26, 2002                 NAPRO BIOTHERAPEUTICS, INC.

Gordon H. Link, Jr.
Vice President,
Chief Financial Officer
(Principal Financial Officer)