Form 10-Q
period 2002-03-31
NAPRO BIOTHERAPEUTICS INC
filed 2002-05-14
CIK 891504

Table of Contents

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 of the

Securities Exchange Act of 1934

Quarter ended March 31, 2002

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

The number of shares outstanding of each of the issuer's classes of common stock as of April 26, 2002:

Common Stock, $.0075 par value 29,717,213

Total number of pages in document--16

NaPro BioTherapeutics, Inc.

Table of Contents

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

NaPro BioTherapeutics, Inc.
Balance Sheet
Assets

	March 31,	December 31,
	2002	2001
	(unaudited)

Current assets:
Cash and cash equivalents	$ 17,953,000	$ 10,144,000
Accounts receivable	4,278,000	3,745,000
Inventory:
Raw materials	4,250,000	4,685,000
Work-in-process	3,032,000	1,486,000
Finished goods	1,348,000	1,927,000
	8,630,000	8,098,000
Prepaid expense and other	2,490,000	1,165,000
Total current assets	33,351,000	23,152,000

Property and equipment, net	14,910,000	13,454,000
Other assets	398,000	455,000
Total assets	$ 48,659,000	$ 37,061,000

See accompanying notes.

NaPro BioTherapeutics, Inc.
Balance Sheet
Liabilities and Stockholders' Equity

	March 31,	December 31,
	2002	2001
	(unaudited)
Current liabilities:
Accounts payable	$ 6,495,000	$ 6,513,000
Accrued payroll and payroll taxes	1,399,000	1,473,000
Notes payable	322,000	184,000
Deferred income	1,400,000	1,400,000
Total current liabilities	9,616,000	9,570,000

Notes payable--long term	19,838,000	19,846,000
Deferred income--long term	6,158,000	6,508,000

Convertible Debt	7,851,000	-

Stockholders' equity:
Preferred stock, $.001 par value:
Authorized shares--2,000,000
Issued--none (unaudited in 2001)	-	-
Non-voting common stock, convertible on disposition
into voting common stock, $.0075 par value:
Authorized shares--1,000,000
Issued and outstanding shares--none (unaudited
in 2002)	-	-
Common stock, $.0075 par value:
Authorized shares--45,000,000
Issued shares--29,748,564 in 2002 (unaudited),
28,706,195 in 2001	223,000	215,000
Additional paid-in capital	106,830,000	96,776,000
Accumulated deficit	(101,676,000)	(95,013,000)
Treasury stock--54,306 and 254,306 shares at cost
in 2002 (unaudited) and 2001	(181,000)	(841,000)
Total stockholders' equity	5,196,000	1,137,000
Total liabilities and stockholders' equity	$ 48,659,000 =========	$ 37,061,000 =========

See accompanying notes.

NaPro BioTherapeutics, Inc.

Operations Statement
(Unaudited)
	Quarter Ended
March 31,
	2002	2001

Product sales	$ 6,736,000	$ 3,931,000

Expense:
Cost of products sold	7,068,000	2,958,000
Research and development	3,471,000	1,340,000
General and administrative	2,898,000	1,837,000
	13,437,000	6,135,000
Operating loss	(6,701,000)	(2,204,000)

Other income expense:
License fee	350,000	92,000
Interest income	69,000	271,000
Interest expense	(381,000)	(260,000)
Net loss	$(6,663,000) ========	$(2,101,000) ========

Basic and diluted net loss per share	$ (0.23) ====	$ (0.08) ====

Weighted average shares outstanding	29,087,609 ========	26,376,125 ========

See accompanying notes.

NaPro BioTherapeutics, Inc.

Cash Flow Statement
(Unaudited)
	Three Months Ended
March 31,
	2002	2001
Operating activity
Net loss	$ (6,663,000)	$ (2,101,000)
Adjustments to reconcile net loss to net cash
provided (used) by operating activity:
Depreciation	485,000	326,000
Accretion of debt issue cost	11,000	10,000
Amortization of license fee income	(350,000)	(92,000)
Amortization of license fee expense	234,000	-
Compensation paid with common stock
and stock options	488,000	40,000
Changes in operating assets and liabilities:
Accounts receivable	(533,000)	(1,739,000)
Inventory	(532,000)	(810,000)
Prepaid expense and other assets	(77,000)	(149,000)
Accounts payable	819,000	(396,000)
Accrued liabilities	(74,000)	438,000
Deferred income	-	7,500,000
Net cash provided (used) by operating activity	(6,192,000)	3,027,000
Investing activity
Additions to property and equipment	(1,941,000)	(1,094,000)
Net cash used by investing activity	(1,941,000)	(1,094,000)
Financing activity
Proceeds from notes payable, net of issuance cost	8,135,000	147,000
Payments on notes payable	(165,000)	(78,000)

Proceeds from private placement sale of stock, net of issuance cost	7,850,000	-

Proceeds from exercise of stock options warrants and warrants	122,000	270,000
Net cash provided by financing activity	15,942,000	339,000
Net increase in cash and cash equivalents	7,809,000	2,272,000
Cash and cash equivalents at beginning of period	10,144,000	18,982,000
Cash and cash equivalents at end of period	$ 17,953,000	$ 21,254,000

See accompanying notes.

NaPro BioTherapeutics, Inc.

Cash Flow Statement
(Unaudited)

	Three Months Ended
March 31,
	2002	2001
Supplemental schedule of activity

Interest paid	$ 338,000	$ 261,000

Noncash transactions:
Issuance of common stock to prepay retirement
plan contributions	1,425,000	-
Issuance of common stock to prepay license fees	837,000	-

See accompanying notes.

NaPro BioTherapeutics, Inc.

Notes to Financial Statements

March 31, 2002

(Unaudited)

  Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

2. Reclassifications

Certain data in the prior year consolidated financial statements have been reclassified to conform to 2002 presentation.

3. Private Placement

In February 2002 we sold privately $8 million of common stock issued at $9 per share and $8 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. Our net proceeds were $15,639,000. We subsequently filed a registration statement with the SEC to register the resale of the shares under the Securities Act of 1933. We may pay the debenture interest in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days is $22, and during the last three years if the average price for 30 trading days is $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. Marc Ostro, one of our directors, is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds.

4. Approval of Abbreviated New Drug Application, or ANDA

In March 2001 we and Abbott Laboratories filed an ANDA with the U.S. Food and Drug Administration, or FDA. On May 8, 2002 the FDA approved the ANDA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of NaPro BioTherapeutics, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Special Note: Certain statements below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the Reform Act. See "Special Note Regarding Forward Looking Statements."

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

We continue to incur substantial research and development expense related to the improvement of our paclitaxel yield, the reduction of our long-term cost of product, the development of our semisynthesis process, our genomics research and development, and the development of other drug candidates. Accordingly, we have incurred significant losses, including losses of $25.8 million, $16.6 million and $9 million for the years ended December 31, 2001, 2000 and 1999, respectively. We incurred a loss of $6.7 million for the quarter ended March 31, 2002, resulting in an accumulated deficit of $101.7 million as of March 31, 2002. We expect that we will continue to run at these operating expense levels. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the expanded research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations depends primarily upon the successful commercialization of our worldwide paclitaxel program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. In 1999 we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001 we and Abbott filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002.In connection with the Abbott agreement, we may receive total funding of up to $118 million in the form of up to $30 million in development milestones, up to $57 million in marketing milestones, $20 million in secured debt, and $11 million in equity investments. Through March 31, 2002, we had received $32 million under the agreement, including $11 million in equity investments in exchange for 2,000,000 shares of our common stock $1 million in development milestones, and $20 million in secured debt.

We received an initial $1 million development milestone payment from Abbott in July 1999. Contingent upon our successful achievement of all development milestones, we could receive up to an additional $29 million in development milestone payments. With the approval of our ANDA, and upon commencement of commercial sales, we will receive $8 million of the $29 million. Additional development milestones will only be available on new indications approved for the current or another formulation of paclitaxel, resulting from new development work.

We have received $20 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA; (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our hard assets are pledged as security for the debt.

Contingent upon achieving certain commercial sales thresholds for all approved formulations of paclitaxel over several years, we may receive marketing milestone payments from Abbott of up to $57 million. We cannot assure that sales thresholds necessary to trigger any of the future milestone payments will be achieved.

Under terms of the agreement, Abbott purchases bulk drug from us. As Abbott sells the paclitaxel product, Abbott will pay a percentage of its net paclitaxel sales to us, less Abbott's payments for purchase of bulk drug. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make payments to us.

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

In October 2001, Faulding was acquired by Mayne-Nickless Limited, an Australian based health care provider and logistics operator. Although Faulding continues to operate as a wholly-owned subsidiary of Mayne-Nickless, Mayne-Nickless has in the past indicated that it may sell the pharmaceutical business of Faulding, including Faulding's paclitaxel sales and marketing operations. We are uncertain what effect, if any, the change of ownership of Faulding will have on our business, financial condition and results of operations.

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

In anticipation of final FDA approval for commercial sales, we have substantially expanded, and continue to expand, our existing manufacturing facilities. We cannot assure, however, that we will receive regulatory approval of paclitaxel (in Europe or Japan) or that we and our strategic partners will successfully market it. We anticipate financing the construction and expansion with new capital, either in the form of debt or otherwise, if available on acceptable terms, although we cannot assure that we will be able to do so.

Research and Development

Development and research are major focuses for us. We discussed the nature and status of our development and research in depth in our December 31, 2001 Form 10-K annual report in Item 1-Business, in the General, Paclitaxel Overview, Paclitaxel Development, Biomass, Manufacturing, Strategic Alliances, Competition, Patents and Proprietary Technology, Government Regulation and Product Approvals, and Research and Development sections, and in the General section of this Management's Discussion and Analysis.

We have incurred the following expense on research and development projects:

	Quarter Ended March 31
	2002	2001
Oncology	$2,574,000	$1,296,000
Genomics	897,000	44,000
	$3,471,000 ========	$1,340,000 ========

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

Results of Operations

Quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. Sales for the 2002 quarter were $6.7 million, an increase of $2.8 million from the 2001 quarter. Sales to Abbott in the 2002 quarter increased $2.8 million from the 2001 quarter.

Cost of products sold for the 2002 quarter was $7.1 million, an increase of $4.1 million from the 2001 quarter. The increase was attributable to a 152% increase in volume ($2.7 million), plant downtime resulting from the start-up of a third party extraction vendor ($1.3 million) and a number of other increases ($1.3 million), partially offset by a decrease in unit production cost ($1.2 million).

Research and development expense for the 2002 quarter was $3.5 million, an increase of $2.2 million from the 2001 quarter. Genomics research and development increased $900,000, and oncology research and development increased $1.3 million.

General and administrative expense for the 2002 quarter was $2.9 million, an increase of $1.1 million from the 2001 quarter. Legal expense increased $600,000 and payroll and benefits increased $700,000.

License fee income for the 2002 quarter was $400,000, an increase of $300,000 from the 2001 quarter. License fee income represents amortization of license fees received in March and June 2001 in connection with the Faulding European agreement and JCR Pharmaceuticals Japanese agreement, respectively.

Interest income for the 2002 quarter was $100,000, a decrease of $200,000 from the 2001 quarter. The decrease was attributable to lower average balances of interest-bearing investments ($100,000) and lower interest rates ($100,000).

Interest expense for the quarter was $400,000, an increase of $100,000 from the 2001 quarter. The increase was attributable to the issuance of $8 million in convertible debt during the 2002 quarter and a $5 million increase in the Abbott loan after the 2001 quarter.

Liquidity and Capital Resources

Our capital requirements have been and will continue to be significant. As of March 31, 2002, we had a working capital balance of $23.7 million compared to a working capital balance of $13.6 million as of December 31, 2001. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $62.7 million, with the exercise of warrants and options of $7.9 million and with net borrowing of $27.7 million.

In February 2002 we sold privately $8 million of common stock issued at $9 per share and $8 million principal value of five-year 4% debentures convertible into common stock at $15 per share. No placement agent was involved in the transaction. Our net proceeds were $15,639,000. We subsequently filed a registration statement with the SEC to register the resale of the shares under the Securities Act of 1933. We may pay the debenture interest in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days is $22, and during the last three years if the average price for 30 trading days is $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. The conversion price of the common stock in such a circumstance could be materially below the price at which we otherwise would be willing to issue our common stock. Issuance of common stock at such a price could result in substantial dilution to our other stockholders and could have a material adverse effect on the market price of our common stock.

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

Working Capital and Cash Flow Cash and cash equivalents increased $7.9 million to $18 million for the quarter ended March 31, 2002, from $10.1 million at December 31, 2001. During the 2002 quarter net cash provided by financing activity of $15.9 million was offset by investment activity of $1.9 million and cash used by operations of $6.2 million.

Accounts receivable increased $600,000 to $4.3 million for the quarter ended March 31, 2002, from $3.7 million at December 31, 2001 because of increased sales. NaPro anticipates that it may utilize significant working capital to fund accounts receivable should sales continue to increase.

Inventory was $8.6 million at March 31, 2002. The amount of inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development and launch periods.

Capital Expenditures We spent $1.9 million during the 2002 quarter for capital projects. These expenditures primarily included expansion of our manufacturing and other facilities, plantation cost and laboratory equipment. We anticipate additional expenditures in the near term, particularly for expansion of manufacturing facilities.

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

Special Note Regarding Forward-looking Statements

This report contains forward-looking statements that involve known and unknown risks, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "may" and words of similar import or statements of management's opinion or statements that are not historical fact. In addition, our representatives from time to time may orally make forward looking statement. Such forward-looking statements may include, among others:

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

the inability to obtain European or Japanese regulatory approvals for paclitaxel or a delay in such approvals;

competition from Bristol-Myers Squibb Company, Ivax Corporation, Aventis S.A., Mylan Laboratories, Inc., and other producers of paclitaxel and other drugs;

technological advances in cancer treatment and drug development that may obsolesce paclitaxel;

the risks associated with patent litigation;

the ability to obtain rights to technology;

the ability to obtain, maintain and enforce patents;

the ability to maintain trade secrets;

the ability to obtain raw materials and commercialize manufacturing processes;

the effectiveness of other pharmaceuticals we develop in treating disease;

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

These factors are not intended to be an all-inclusive enumeration of the business risks we face. Reference is also made to the risk factors discussed in Amendment No. 2 to our Registration Statement (No. 333-82810) filed with the Securities and Exchange Commission on April 30, 2002. The forward-looking statements included in this report represent our view as of the date of this report. The reader should not assume that the statements made herein remain accurate at any future date. We do not intend to update these statements and undertake no duty to any person to make any update under any circumstance.

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

Certain statements in this Item 3 may constitute "forward-looking statements". See "Special Note Regarding Forward-looking Statements."

Part II--Other Information

Item 1. Legal Proceedings. None

Item 2. Changes in Securities.

On February 13, 2002 we issued $8 million of common stock issued at $9 per share and $8 million of 4% convertible subordinated debentures that are convertible into common stock at $15 per share (subject to adjustment for dividends on our common stock, for stock splits, combinations and reclassifications and for the issuance of certain rights or warrants to the holders of our common stock). No placement agent was involved in the transaction. The issuance of the common stock and the debentures was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder as a privately negotiated transaction with an accredited investor.

We may pay interest on the debentures in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days is $22, and during the last three years if the average price for 30 trading days is $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock.

Item 3. Defaults upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Securities Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

We filed a Current Report on Form 8-K dated February 14, 2002 reporting the private sale of $16,000,000 of securities.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf.

NaPro BioTherapeutics, Inc.
May 13, 2002	/s/ Leonard P. Shaykin Leonard P. Shaykin Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)
May 13, 2002	/s/ Gordon Link Gordon Link Vice President and Chief Financial Officer (Principal Financial Officer)
May 13, 2002	/s/ Robert L. Poley Robert L. Poley Controller (Principal Accounting Officer)