Form 10-Q
period 2002-06-30
NAPRO BIOTHERAPEUTICS INC
filed 2002-08-09
CIK 891504

Table of Contents

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 of the

Securities Exchange Act of 1934

Quarter ended June 30, 2002

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

The number of shares outstanding of the issuer's common stock as of July 30, 2002:

Common Stock, $.0075 par value 29,742,383

Total number of pages in document - 21

NaPro BioTherapeutics, Inc.

Part I. Financial Information

Item 1. Consolidated Financial Statements

NaPro BioTherapeutics, Inc.

Balance Sheet

Assets
	June 30, 2002 (unaudited)	December 31, 2001
Current assets:
Cash and cash equivalents	$ 17,178,000	$ 10,144,000
Accounts receivable	7,341,000	3,745,000
Inventory:
Raw materials	4,085,000	4,685,000
Work-in-process	4,390,000	1,486,000
Finished goods	1,280,000	1,927,000
	9,755,000	8,098,000
Prepaid expense and other	1,882,000	1,165,000
Total current assets	36,156,000	23,152,000

Property and equipment, net	15,527,000	13,454,000
Other assets	398,000	455,000
Total assets	$ 52,081,000 =========	$ 37,061,000 =========

See accompanying notes.

NaPro BioTherapeutics, Inc.

Balance Sheet

Liabilities and Stockholders' Equity
	June 30, 2002 (unaudited)	December 31, 2001
Current liabilities:
Accounts payable	$ 6,097,000	$ 6,513,000
Accrued payroll and payroll taxes	1,995,000	1,473,000
Notes payable-current portion	222,000	184,000
Deferred income	1,120,000	1,400,000
Total current liabilities	9,434,000	9,570,000

Notes payable-long term	19,822,000	19,846,000
Deferred income-long term	6,428,000	6,508,000

Convertible debt	4,838,000	---

Stockholders' equity
Preferred stock, $.001 par value: Authorized shares-2,000,000 Issued-none (unaudited in 2002)	---	---
Non-voting common stock, convertible on disposition into voting common stock, $.0075 par value: Authorized shares-1,000,000 Issued and outstanding shares-none (unaudited in 2002)	---	---
Common stock, $.0075 par value: Authorized shares-45,000,000 Issued shares-29,799,586 in 2002 (unaudited) and 28,706,195 in 2001	223,000	215,000
Additional paid-in capital	110,138,000	96,776,000
Accumulated deficit	(98,621,000)	(95,013,000)
Treasury stock-54,306 and 254,306 shares at cost in 2002 (unaudited) and 2001	(181,000)	(841,000)
Total stockholders' equity	11,559,000	1,137,000
Total liabilities and stockholders' equity	$ 52,081,000 =========	$ 37,061,000 =========

See accompanying notes

NaPro BioTherapeutics, Inc.

Operations Statement

(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Product sales	$ 9,490,000	$ 2,158,000	$16,226,000	$ 6,089,000

Expenses:
Cost of products sold	7,018,000	4,665,000	14,138,000	7,640,000
Research and development	4,391,000	3,534,000	8,331,000	5,020,000
General and administrative	2,524,000	1,972,000	4,901,000	3,646,000
	13,933,000	10,171,000	27,370,000	16,306,000
Operating loss	(4,443,000)	(8,013,000)	(11,144,000)	(10,217,000)

Other income (expense):
License fee	8,010,000	300,000	8,360,000	392,000
Interest income	82,000	273,000	151,000	544,000
Interest expense	(594,000)	(261,000)	(975,000)	(521,000)
Net income (loss)	$ 3,055,000 =========	$(7,701,000) =========	$(3,608,000) =========	$(9,802,000) =========

Basic income (loss) per share	$ 0.10 =====	$ (0.28) ======	$ (0.12) ======	$ (0.36) ======
Diluted income (loss) per share	$ 0.10 =====	$ (0.28) ======	$ (0.12) ======	$ (0.36) ======

Basic weighted average shares outstanding	29,724,478 =========	27,422,181 =========	29,407,803 =========	26,902,043 =========
Diluted weighted average shares outstanding	31,465,206 =========	27,422,181 =========	29,407,803 =========	26,902,043 =========

See accompanying notes.

NaPro BioTherapeutics, Inc.

Cash Flow Statement

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activity
Net loss	$(3,608,000)	$(9,802,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activity:
Depreciation	1,030,000	642,000
Accretion of debt issue cost	32,000	20,000
Amortization of debt discount	159,000	---
Amortization of license fee income	(360,000)	(392,000)
Amortization of license fee expense	468,000	497,000
Biomass development cost	---	453,000
Compensation paid with common stock, options and warrants	230,000	46,000
Retirement contributions paid with common stock	950,000	720,000
Changes in operating assets and liabilities:
Accounts receivable	(3,596,000)	(1,038,000)
Inventory	(1,062,000)	588,000
Prepaid expense and other assets	(79,000)	(304,000)
Accounts payable	421,000	757,000
Accrued liabilities	522,000	560,000
Deferred income	---	8,850,000
Net cash (used) provided by operating activity	(4,893,000)	1,597,000
Investing activity
Additions to property and equipment	(3,798,000)	(3,266,000)
Net cash used by investing activity	(3,798,000)	(3,266,000)
Financing activity
Proceeds from notes payable, net of issuance cost	8,010,000	384,000
Payments of notes payable	(291,000)	(148,000)
Proceeds from private placement sale of stock, net of issuance cost	7,823,000	5,000,000
Proceeds from exercise of stock options and warrants	183,000	513,000
Net cash provided by financing activity	15,725,000	5,749,000
Net increase in cash and cash equivalents	7,034,000	4,080,000
Cash and cash equivalents at beginning of period	10,144,000	18,982,000
Cash and cash equivalents at end of period	$17,178,000 ==========	$ 23,062,000 ==========

See accompanying notes.

NaPro BioTherapeutics, Inc.

Cash Flow Statement (continued)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Supplemental schedule of activity

Interest paid	$ 699,000	$ 499,000

Noncash transactions:
Issuance of common stock to prepay retirement plan contributions	950,000	720,000
Issuance of common stock to prepay license fees	837,000	---
Depletion of plantation cost to inventory	695,000	---

Convert non-voting common stock to voting common	---	3,000

See accompanying notes.

NaPro BioTherapeutics, Inc.

Notes to Financial Statements

June 30, 2002

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

During the second quarter of 2002, the Company revised the period during which it amortizes deferred revenue from license fees, due to the potential decline in the price of paclitaxel in the European market. The Company previously amortized the fees to income over the estimated economic life of the license. The new amortization period results in amortizing 80% of fees to income over the first five years of the license, and the remaining 20% of the fees to income over the remaining period of the license.

The Company implemented FASB Statement 144, Accounting for the Impairment of Long-Lived Assets, effective January 1, 2002. Statement 144 retains the fundamental provisions of Statement 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Statement also provides guidance on accounting for discontinued operations. The Company does not believe that an impairment of assets exists as of June 30, 2002.

2. Reclassifications

Prior to filing its financial statements on Form 10-Q, NaPro publicly releases an unaudited condensed balance sheet and statement of operations. Between the date of the earnings release and the filing of the Form 10-Q, reclassifications may be required. These reclassifications, when made, have no effect on operating income (loss), net income (loss) or earnings (loss) per share.

Certain data in the consolidated financial statements of the prior year and the first quarter of 2002 have been reclassified to conform to the current presentation.

3. Earnings per Share

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares could result from 1) the assumed exercise of outstanding stock options, warrants and equivalents, which are included under the treasury-stock method; and 2) convertible notes and debentures, which are included under the if-converted method.

The following table sets forth the computation for basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income (numerator):
Net income (loss)	$ 3,055,000	$(7,701,000)	$(3,608,000)	$(9,802,000)
Shares (denominator):
Weighted-average common shares outstanding	29,724,478	27,422,181	29,407,803	26,902,043
Stock options	1,722,857	---	---	---
Warrants	17,871	---	---	---
Weighted-average common shares outstanding for diluted EPS	31,465,206 =========	27,422,181 =========	29,407,803 =========	26,902,043 =========

Basic income (loss) per share	$ 0.10 =====	$ (0.28) =====	$ (0.12) ======	$ (0.36) ======
Diluted income (loss) per share	$ 0.10 =====	$ (0.28) ======	$ (0.12) ======	$ (0.36) ======

4. Private Placement

In February 2002, the Company sold privately $8 million of common stock issued at $9 per share and $8 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. The net proceeds were $15,559,000. As part of this transaction, NaPro recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3,057,000, which will be amortized over the term of the note. During the first quarter of 2002, the Company filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock, common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. In July 2002, the registration statement was declared effective by the SEC. The Company may pay the debenture interest in cash or common stock at its option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If NaPro has insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. Marc Ostro, one of the Company's directors, is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds.

5. Approval of Abbreviated New Drug Application, or ANDA

In March 2001, NaPro and Abbott Laboratories filed an ANDA with the U.S. Food and Drug Administration, or FDA. On May 8, 2002, the FDA approved the ANDA. With the approval of the ANDA, and upon commencement of commercial sales, the Company received a one-time $8 million milestone payment from Abbott.

 NaPro sales of paclitaxel in the United States are dependent upon the amount of product delivered to Abbott, and may be dependent upon both the selling price which Abbott receives and the total annual sales recorded by Abbott. In the recent past, the selling price of paclitaxel has fallen significantly, and may continue to do so. NaPro receives a fixed price payment of $500 per gram, upon delivery of paclitaxel to Abbott, plus a quarterly royalty payment, if any. The royalty payment is a percentage of sales recorded by Abbott less any product payment already paid to NaPro. The percentage of sales varies each year based upon total sales in that year recorded by Abbott. The Company does not anticipate receiving significant royalty payments in 2002 because of the current price of the drug.

6. Subsequent Events

In July 2002, the European Patent Office, Opposition Division, ruled that NaPro's currently issued paclitaxel formulation patent in the European Patent Convention is invalid. The Company intends to appeal this ruling and expects the appeal to be heard within the next 36 months. In accordance with European patent law, once NaPro appeals, the patent will be reinstated in those territories in which the European Patent Office has jurisdiction. The Company does not believe this decision will have any effect outside of the jurisdiction of the European Patent Office; nor will it affect its ability to enter the market in Europe as regulatory approvals are received. NaPro also does not believe this patent decision will affect its revenues or earnings through calendar year 2003.

In July 2002, NaPro initiated a company-wide restructuring plan involving a reduction of full-time staff by approximately 15%, as well as the elimination of other operating expenses. The annual payroll cost savings is expected to be approximately $1.5 million, and the Company expects to incur restructuring charges of approximately $193,000 during the third quarter of 2002. NaPro will continue to focus on cost saving measures, which may result in additional changes to its operations.

During the Annual Meeting of Stockholders in July 2002, the shareholders approved amendments to the Company's Amended and Restated Certificate of Incorporation, which increased the total number of authorized shares from 45 million to 66 million, as well as removing references to non-voting common stock from the Certificate of Incorporation. All of the Company's non-voting common stock had previously been converted into common stock.

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

General

We are a pharmaceutical company focused in two distinct research and marketing areas: the development and in-licensing of novel pharmaceutical products, primarily in the area of anti-cancer agents, and the development of novel genomic technologies primarily in the area of "gene alteration," for applications in human therapeutics, diagnostics, agricultural biotechnology and pharmacogenomics. Our lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. In addition to our efforts with paclitaxel and genomics, we are also working on several types of compounds that have promising activity as anti-cancer agents. We believe some of these agents function by novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

We continue to incur substantial research and development expense related to the improvement of our paclitaxel yield, the reduction of our long-term cost of product, the development of our semisynthesis process, our genomics research and development, and the development of other drug candidates. Accordingly, we have incurred significant losses, including losses of $25.8 million, $16.6 million and $9 million for the years ended December 31, 2001, 2000 and 1999, respectively. We incurred a loss of $3.6 million for the six months ended June 30, 2002, resulting in an accumulated deficit of $98.6 million as of June 30, 2002. While we reported net income for the quarter ended June 30, 2002, we were able to do so primarily because of our receipt of a one-time milestone payment from Abbott of $8.0 million. Our ability to have net income in periods in the near future will depend upon the amount of our revenues from sales of paclitaxel to Abbott and Faulding and our ability to contain costs. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the expanded research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends primarily upon the successful commercialization of our worldwide paclitaxel program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. In 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002.

In connection with the Abbott agreement, we may receive total funding of up to $118 million in the form of up to $30 million in development milestones, up to $57 million in marketing milestones, $20 million in secured debt, and $11 million in equity investments. Through June 30, 2002, we had received $40 million under the agreement, including $11 million in equity investments in exchange for 2,000,000 shares of our common stock, $9 million in development milestones, and $20 million in secured debt.

Of the $30 million of potential development-related milestone payments, we received $1 million upon execution of our agreement with Abbott in July 1999. With the approval of our ANDA, and upon commencement of commercial sales, we received an $8 million payment in May 2002. Thus, $21 million in possible development milestones remain. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work.

We have received $20 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our hard assets are pledged as security for the debt.

Contingent upon achieving certain commercial sales thresholds for all approved formulations of paclitaxel over several years, we may receive marketing milestone payments from Abbott of up to $57 million. We can provide no assurance that sales thresholds necessary to trigger any of the future milestone payments will be achieved. The recent drop in the price of paclitaxel may make it more difficult to achieve these milestones.

Under terms of the agreement, Abbott purchases bulk drug from us. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to us and to give us twelve months prior written notice. In the recent past, the selling price of paclitaxel has fallen significantly, and may continue to do so. NaPro receives a fixed price payment of $500 per gram, upon delivery of paclitaxel to Abbott, plus a quarterly royalty payment, if any. The royalty payment is a percentage of sales recorded by Abbott less any product payment already paid to NaPro. The percentage of sales varies each year based upon total sales in that year recorded by Abbott. We do not anticipate receiving significant royalty payments in 2002 because of the current price of the drug.

In 1992, we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., a large Australian pharmaceutical company, for the clinical development, sale, marketing and distribution of paclitaxel. Faulding actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, we amended the Faulding agreement to, among other things, add additional countries to Faulding's exclusive territory. In 2001, we entered into a separate agreement with Faulding covering development and sale of paclitaxel in Europe. We cannot assure that we will receive regulatory approval in Europe. Should we receive approval, Faulding will then market and sell our paclitaxel in Europe. We and Faulding will share equally the net sales of the product in Europe. Including the new agreement for Europe, the Faulding territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Faulding has received marketing approval for, and is selling paclitaxel as ANZATAXTM in more than 25 countries.

In October 2001, Faulding was acquired by Mayne-Nickless Limited, an Australian based health care provider and logistics operator. If Mayne-Nickless sells the pharmaceutical business of Faulding, including Faulding's paclitaxel sales and marketing operations, we are uncertain what effect, if any, the sale would have on Faulding's performance under our exclusive agreement with them, and as a result on our business, financial condition and results of operations.

In July 2002, the European Patent Office, Opposition Division, ruled that NaPro's currently issued paclitaxel formulation patent in the European Patent Convention is invalid. We intend to appeal this ruling and expect the appeal to be heard within the next 36 months. In accordance with European patent law, once we appeal, our patent will be reinstated in those territories in which the European Patent Office has jurisdiction. We do not believe this decision will have any effect outside of the jurisdiction of the European Patent Office; nor will it affect our ability to enter the market in Europe as regulatory approvals are received. We also do not believe this patent decision will affect our revenues or earnings through calendar year 2003.

In January 2001, we received approval in Israel to sell paclitaxel under the trade name BiotaxTM. We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel. The Israeli Ministry of Health has approved Biotax for use in treating a variety of cancers.

In June 2001, we and JCR Pharmaceuticals Co., Ltd. entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. Under the agreement, we will be responsible for manufacturing and supplying the finished drug. JCR and we will jointly be responsible for the clinical and regulatory program necessary for seeking approval to market paclitaxel in Japan. JCR will fund the clinical and regulatory program. JCR will be responsible for the sales and distribution of the product in Japan upon its approval. We cannot assure, however, that we will receive regulatory approval of paclitaxel in Japan, or that we and our strategic partner will successfully market it.

In anticipation of final FDA approval for commercial sales, which we received in May 2002, we made improvements to our existing manufacturing facilities to increase capacity and improve efficiency. Expenditures for improving efficiency are on-going and we anticipate financing the construction with new capital, either in the form of debt or otherwise, if available on acceptable terms, although we cannot assure that we will be able to do so.

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

We have incurred the following expense on research and development projects:
	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Oncology	$2,675,000	$2,832,000	$5,718,000	$4,274,000
Genomics	1,716,000	702,000	2,613,000	746,000
	$4,391,000 ========	$3,534,000 ========	$8,331,000 ========	$5,020,000 ========

Our development and research activity is subject to change as we develop a better understanding of our projects and their prospects. Accordingly, we cannot estimate the timing or the cost of the effort necessary to complete the projects, the estimated completion dates or the timing of commencement of material net cash inflows from the projects. We have included a number of the risks and uncertainties associated with completing development on schedule in the Special Note Regarding Forward-looking Statements, below.

Results of Operations

Quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. Product sales for the quarter ended June 30, 2002 were $9.5 million, an increase of $7.3 million from the 2001 quarter. The increase during this quarter is primarily attributable to shipments to Abbott as a result of our FDA approval on May 8, 2002. We also experienced an increased volume of shipments to Faulding between 2001 and 2002. Abbott sales for the 2002 quarter were $7.3 million, an increase of $6.3 million from the prior year period. Faulding sales for the 2002 quarter were $2.1 million, an increase of $1.5 million from the prior year period. Future sales to Abbott are difficult to predict and are expected to vary from period to period depending upon numerous competitive factors. Among these factors are: the relationship of Abbott's competitors with their customers, the relationship of Abbott with its customers and the amount of competitor product in the distribution channel.

Cost of products sold for the 2002 quarter was $7.0 million, an increase of $2.3 million from the 2001 quarter. The increase was primarily attributable to an increase in volume, which was partially offset by a decrease in unit production cost. Our third party extraction vendor was fully utilized during the quarter and plant downtime at our facility was minimized.

Research and development expense for the 2002 quarter was $4.4 million, an increase of $900,000 from the 2001 quarter. The increase was primarily due to increased staffing ($1.0 million) and legal costs associated with patent development ($400,000). These amounts were partially offset by a reduction in supplies expenses ($700,000). Genomics research and development increased $1.0 million, and oncology research and development decreased $100,000.

General and administrative expense for the 2002 quarter was $2.5 million, an increase of $500,000 from the 2001 quarter. The increase was primarily due to increased staffing ($600,000), general legal expenses ($300,000) and consulting ($100,000). These amounts were partially offset by decreased travel expenses ($100,000).

License fee income for the 2002 quarter was $8.0 million, an increase of $7.7 million from the 2001 quarter. The increase was primarily attributable to our receipt of a one-time milestone payment of $8.0 million from Abbott upon commencement of commercial sales in the United States.

Interest income for the 2002 quarter was $100,000, a decrease of $200,000 from the 2001 quarter. The decrease was attributable to lower average balances of interest-bearing investments and lower interest rates.

Interest expense for the quarter was $600,000, an increase of $300,000 from the 2001 quarter. The increase was primarily attributable to the issuance of $8.0 million in convertible debt during the first quarter of 2002.

Six months ended June 30, 2002, compared to the six months ended June 30, 2001. Product sales for the 2002 period were $16.2 million, an increase of $10.1 million from the 2001 period. The increase during this period is primarily attributable to shipments to Abbott as a result of our FDA approval on May 8, 2002. We also experienced an increased volume of shipments to Faulding between 2001 and 2002. Abbott sales for the 2002 period were $11.4 million, an increase of $9.0 million from the 2001 period. Faulding sales for the 2002 period were $4.4 million, an increase of $1.4 million from the 2001 period.

Cost of products sold for the 2002 period was $14.1 million, an increase of $6.5 million from the 2001 period. The increase was primarily attributable to an increase in volume, which was partially offset by a decrease in unit production cost.

Research and development expense for the 2002 period was $8.3 million, an increase of $3.3 million from the 2001 period. The increase was primarily due to increased staffing ($1.4 million), legal costs associated with patent development ($500,000), outside services ($700,000) and occupancy costs associated with the Genomics division ($200,000). Genomics research and development increased $1.9 million, and oncology research and development increased $1.4 million.

General and administrative expense for the 2002 period was $4.9 million, an increase of $1.3 million from the 2001 period. The increase was primarily due to increased staffing ($1.2 million), general legal expenses ($800,000) and consulting ($100,000). These amounts were partially offset by a reduction in travel ($100,000) and recruiting expenses ($200,000).

License fee income for the 2002 period was $8.4 million, an increase of $8.0 million from the 2001 period. The increase was attributable to our receipt of a one-time milestone payment of $8.0 million from Abbott upon commencement of commercial sales in the United States.

Interest income for the 2002 period was $200,000, a decrease of $300,000 from the 2001 period. The decrease was attributable to lower average balances of interest-bearing investments and lower interest rates.

Interest expense for the 2002 period was $1.0 million, an increase of $500,000 from the 2001 period. The increase was primarily attributable to the issuance of $8.0 million in convertible debt during the first quarter of 2002.

Liquidity and Capital Resources

Our capital requirements have been and will continue to be significant. As of June 30, 2002, we had a working capital balance of $26.7 million compared to a working capital balance of $13.6 million as of December 31, 2001. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $62.7 million, with the exercise of warrants and options of $8.0 million and with net borrowing of $27.7 million.

In February 2002, we sold privately $8 million of common stock issued at $9 per share and $8 million principal value of five-year 4% debentures convertible into common stock at $15 per share. No placement agent was involved in the transaction. Our net proceeds were $15,559,000. As part of this transaction, NaPro recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3,057,000, which will be amortized over the term of the note. During the first quarter of 2002, we filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock, common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. In July 2002, the registration statement was declared effective by the SEC. We may pay the debenture interest in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. The conversion price of the common stock in such a circumstance could be materially below the price at which we otherwise would be willing to issue our common stock. Issuance of common stock at such a price could result in substantial dilution to our other stockholders and could have a material adverse effect on the market price of our common stock.

We believe existing cash and projected 2002 sales will provide adequate capital to fund our operations and capital expenditures in 2002. However, pharmaceutical development is a costly and time consuming process. We may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. Moreover, we expect we will need to utilize our working capital to support increases in inventory and accounts receivable as a result of sales to Abbott. As a result, we may seek additional capital by issuing additional stock or indebtedness if we can do so on commercially reasonable terms. We may also seek loans secured by our physical assets or receivables, which may require the consent of Abbott. We cannot assure that we will be able to obtain capital from any of these sources.

Working Capital and Cash Flow Cash and cash equivalents increased $7.1 million to $17.2 million for the period ended June 30, 2002, from $10.1 million at December 31, 2001. During the 2002 period net cash provided by financing activity of $15.7 million was partially offset by investment activity of $3.8 million and cash used by operations of $4.8 million.

Accounts receivable increased $3.6 million to $7.3 million for the period ended June 30, 2002, from $3.7 million at December 31, 2001 primarily due to increased sales to Abbott. NaPro anticipates that it may utilize significant working capital to fund accounts receivable should sales continue to increase.

Inventory increased $1.7 million to $9.8 million for the period ended June 30, 2002, from $8.1 million at December 31, 2001. The amount of inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development, launch periods and during seasonal harvests.

Capital Expenditures We spent $3.8 million during the period ending June 30, 2002 for capital projects. These expenditures primarily included expansion of our manufacturing and other facilities, plantation cost and laboratory equipment. We anticipate a reduction in capital expenditures for the remainder of 2002.

The amount and timing of future capital expenditures will depend upon numerous factors, including:

-	the cost of our manufacturing expansion for paclitaxel;
-	the development of new products;
-	the acquisition of new products or technologies;
-	the cost of manufacturing resources for new products;
-	the nature of our relationship with our strategic partners;
-	the progress of our research and development programs;
-	changes in manufacturing processes;
-	the magnitude and scope of these activities;
-	competing technological and marketing developments; and
-	changes in or terminations of existing strategic relationships.

In 2002 we anticipate significant expenditures for improving efficiency at our existing facilities. The expanded scope of our research and development activity will require significant additions to laboratory equipment. All of these factors, and others, lead us to expect that there may be significant capital expenditures for the remainder of 2002. Although we may seek additional long-term financing to fund capital expenditures, we cannot assure that we can obtain such financing on terms which are acceptable to us.

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

Special Note Regarding Forward-looking Statements

This report contains forward-looking statements that involve known and unknown risks, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "may" and words of similar import or statements of management's opinion or statements that are not historical fact. In addition, our representatives from time to time may orally make forward looking statements. Such forward-looking statements may include, among others:

-	statements concerning our plans, objectives and future economic prospects, such as matters relative to developing new products;
-	the timing and amount of sales of paclitaxel to Abbott;
-	the availability of patent and other protection for our intellectual property;
-	the completion of preclinical studies, clinical trials and regulatory filings;
-	the prospects for, and timing of, regulatory approvals;

-	the need and plans for, and availability of, additional capital;
-	the amount and timing of capital expenditures;
-	the timing of product introductions and sales;
-	the availability of raw materials;
-	prospects for future operations; and
-	other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

-	competition from Bristol-Myers Squibb Company, IVAX Corporation, Aventis S.A., Mylan Laboratories, Inc., and other producers of paclitaxel and other drugs;
-	the inability to obtain European or Japanese regulatory approvals for paclitaxel or a delay in such approvals;
-	technological advances in cancer treatment and drug development that may make paclitaxel obsolete;
-	the risks associated with patent litigation;
-	the ability to obtain rights to technology;
-	the ability to obtain, maintain and enforce patents;
-	the ability to maintain trade secrets;
-	the ability to obtain raw materials and commercialize manufacturing processes;
-	the effectiveness of other pharmaceuticals we develop in treating disease;
-	the results of preclinical and clinical studies;
-	the results of research and development activities;
-	the ability to purchase or license new products;
-	the successful development of new products;
-	the business abilities and judgment of our management and other personnel;
-	the ability to hire and retain skilled personnel to perform research and development and to run our manufacturing operations;
-	the ability of contract manufacturers to perform adequately under anticipated contracts;
-	the decision-making processes of regulatory agencies;
-	changes in and compliance with governmental regulations;
-	the effect of capital market conditions and other factors on capital availability;
-	the ability of Abbott, Faulding, Tzamal and JCR to perform their obligations under their existing agreements with us;
-	our ability to perform our obligations under our existing and future agreements;
-	our limited relevant operating history upon which an evaluation of our prospects can be made;
-	the effect on sales, cash flow and earnings from foreign exchange rate fluctuations;
-	adverse economic and general business conditions; and
-	other factors referenced in this report.

These factors are not intended to be an all-inclusive enumeration of the business risks we face. Reference is also made to the risk factors discussed in Amendment No. 4 to our Registration Statement (No. 333-82810) filed with the Securities and Exchange Commission on July 1, 2002. The

forward-looking statements included in this report represent our view as of the date of this report. The reader should not assume that the statements made herein remain accurate at any future date. We do not intend to update these statements and undertake no duty to any person to make any update under any circumstance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Under the Faulding agreement, Faulding pays us a fixed percentage of their sales price for paclitaxel. Each year, Faulding estimates the sales price it will receive in the upcoming year, and, based upon that estimate, we determine the price we will charge Faulding. We recognize the corresponding sales at the time of shipment to Faulding. However, Faulding's actual selling price may differ from that estimated. Pursuant to the agreement, Faulding is obligated to provide us with their calculation of the actual sales price for sales made during the preceding year, and an adjustment is calculated that may increase or decrease our sales of products to Faulding during that year.

Faulding's sales are made in the currencies of each of the countries in which it sells paclitaxel. As a result, our sales are affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, currency fluctuations were a significant factor in reductions in the price we charged Faulding. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Faulding, there could be a material adverse effect on our earnings and cash flow. Our sales to JCR, if and when they occur, will be subject to the same risk.

Certain statements in this Item 3 may constitute "forward-looking statements". See "Special Note Regarding Forward-looking Statements."

Part II--Other Information

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Securities Holders.

At the Annual Meeting of Stockholders held on July 16, 2002 (the "Annual Meeting"), the following proposals were adopted by the margins indicated:

1. The election of two Class III directors to hold office until the 2004 Annual Meeting.
	Number of shares
Nominee	For	Withheld
Sterling K. Ainsworth	23,077,420	2,360,217
Mark J. Ostro	23,245,320	2,192,317

2. Approval of amendments to our 1994 Long Term Performance Incentive Plan (the "1994 Plan") providing for an increase in the maximum number of shares of common stock issuable as awards under the 1994 Plan.

Number of shares
For	15,772,922
Against	9,640,354
Abstain	24,361

3. Approval of amendments to our Amended and Restated Certificate of Incorporation (the "Certificate") increasing the number of total shares of common stock issuable under the Certificate and removing the designation of Non-Voting Common Stock from the Certificate.

Number of shares
For	19,361,027
Against	6,066,943
Abstain	9,667

4. To ratify the selection by the Board of Directors of Ernst & Young LLP as our independent auditors for the year ending December 31, 2002:

Number of shares
For	24,282,299
Against	1,122,276
Abstain	33,062

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

We filed a current report on Form 8-K dated July 8, 2002 announcing that the European Patent Office, Opposition Division, ruled that NaPro's currently issued paclitaxel formulation patent in the European Patent Convention is invalid.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf.

NaPro BioTherapeutics, Inc.

August 7, 2002	/s/ Leonard P. Shaykin
Leonard P. Shaykin
Chairman of the Board of Directors
Chief Executive Officer
(Principal Executive Officer)

August 7, 2002	/s/ Gordon Link
Gordon Link
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)