Form 10-Q
period 2002-09-30
NAPRO BIOTHERAPEUTICS INC
filed 2002-11-08
CIK 891504

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-24320

NAPRO BIOTHERAPEUTICS, INC.

Incorporated in Delaware	IRS ID No. 84-1187753

6304 Spine Road, Unit A
Boulder, CO 80301
(303) 516-8500

NaPro BioTherapeutics, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

The number of shares of the registrant’s common stock, par value $0.0075 per share, outstanding as of October 31, 2002 was 29,809,986.

Total number of pages in document – 22

NaPro BioTherapeutics, Inc.

Signatures	20

Certification of Leonard P. Shaykin	21

Certification of Gordon Link	22

NaPro BioTherapeutics, Inc.
Consolidated Condensed Balance Sheets
(In thousands, except per share data)

	September 30, 2002	December 31, 2001

	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,698	$10,144
Accounts receivable	6,532	3,745
Inventories	11,565	8,098
Prepaid expense and other	1,618	1,165

Total current assets	31,413	23,152

Property and equipment, net	15,691	13,454
Other assets	467	455

Total assets	$47,571	$37,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,610	$6,513
Accrued payroll and payroll taxes	952	1,473
Notes payable–current portion	117	184
Deferred income	1,120	1,400

Total current liabilities	8,799	9,570

Notes payable–long term	19,832	19,846
Deferred income–long term	6,167	6,508
Convertible debt	5,024	—

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 66,000,000 shares authorized; 29,864,292 and 28,706,195 shares issued at September 30, 2002 and December 31, 2001, respectively	224	215
Additional paid-in capital	110,271	96,776
Accumulated deficit	(102,565)	(95,013)
Treasury stock–54,306 and 254,306 shares at cost at September 30, 2002 and December 31, 2001, respectively	(181)	(841)

Total stockholders’ equity	7,749	1,137

Total liabilities and stockholders’ equity	$47,571	$37,061

See accompanying notes.

NaPro BioTherapeutics, Inc.
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Product sales	$8,320	$3,872	$24,546	$9,961

Expenses:
Cost of sales	5,551	3,458	19,689	11,098
Research and development	4,096	3,586	12,290	8,607
General and administrative	2,407	2,999	7,445	6,644

	12,054	10,043	39,424	26,349

Operating loss	(3,734)	(6,171)	(14,878)	(16,388)

Other income (expense):
License fee	261	350	8,621	742
Interest income	74	192	225	736
Interest expense	(545)	(272)	(1,520)	(793)

Net loss	$(3,944)	$(5,901)	$(7,552)	$(15,703)

Basic and diluted loss per share	$(0.13)	$(0.21)	$(0.26)	$(0.57)

Basic and diluted weighted average shares outstanding	29,775,031	28,218,766	29,531,557	27,345,774

See accompanying notes.

NaPro BioTherapeutics, Inc.
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities:
Net loss	$(7,552)	$(15,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,669	1,169
Accretion of debt issue cost	63	30
Amortization of debt discount	270	—
Amortization of license fee income	(621)	(742)
Amortization of license fee expense	694	745
Biomass development cost	—	453
Compensation paid with common stock, options and warrants	257	373
Retirement contributions paid with common stock	1,425	1,080
Changes in operating assets and liabilities:
Accounts receivable	(2,787)	(2,099)
Inventory	(2,741)	(3,761)
Prepaid expense and other assets	(562)	(194)
Accounts payable	1,082	2,306
Accrued payroll and payroll taxes	(521)	(129)
Deferred income	—	8,850

Net cash used in operating activities	(9,324)	(7,622)

Investing activities:
Additions to property and equipment	(4,731)	(6,960)

Financing activities:
Proceeds from notes payable, net of issuance cost	8,065	5,334
Payments of notes payable	(420)	(297)
Proceeds from private placement sale of stock, net of issuance cost	7,748	4,998
Proceeds from exercise of stock options and warrants	216	599

Net cash provided by financing activities	15,609	10,634

Net increase (decrease) in cash and cash equivalents	1,554	(3,948)
Cash and cash equivalents at beginning of period	10,144	18,982

Cash and cash equivalents at end of period	$11,698	$15,034

See accompanying notes.

NaPro BioTherapeutics, Inc.
Consolidated Condensed Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Supplemental disclosure of cash flow information:

Interest paid	$1,167	$783

Non-cash investing and financing activities:
Issuance of common stock to prepay retirement plan contributions	475	360
Issuance of common stock for payment of interest	148	—
Issuance of common stock to prepay license fees	837	—
Depletion of plantation cost to inventory	825	364

Conversion of non-voting common stock to voting common	—	3

See accompanying notes.

NaPro BioTherapeutics, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2002
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

2.       Reclassifications

Certain data in the consolidated condensed financial statements of the prior year and the prior quarters of 2002 have been reclassified to conform to the current presentation.

3.       Inventories

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Raw Materials	$4,710	$4,685
Work in process	4,657	1,486
Finished goods	2,198	1,927

	$11,565	$8,098

4.       Revenue Recognition

Product sales. NaPro recognizes revenue from product sales at the time of shipment. Payments received in advance against future sales are recorded as deferred revenue until earned.

License fees. During the second quarter of 2002, the Company revised the period during which it amortizes deferred revenue from license fees, due to the potential decline in the price of paclitaxel in the European market. The Company previously amortized the fees to income over the estimated economic life of the license. The new amortization period results in amortizing 80% of fees to income over the first five years of the license, and the remaining 20% of the fees to income over the remaining period of the license.

5.       Private Placement

In February 2002, the Company sold privately $8.0 million of common stock issued at $9 per share and $8.0 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. The net proceeds were $15.6 million. As part of this transaction, NaPro recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. During the first quarter of 2002, the Company filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock, common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. In July 2002, the registration statement was declared effective by the SEC. The Company may pay the debenture interest in cash or common stock at its option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If NaPro has insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. Marc Ostro, one of the Company’s directors, is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds.

6.       European Patent

In July 2002, the European Patent Office, Opposition Division, ruled that NaPro’s currently issued paclitaxel formulation patent in the European Patent Convention is invalid. The Company intends to appeal this ruling and expects the appeal to be heard within the next 36 months. In accordance with European patent law, once NaPro appeals, the patent will be reinstated in those territories in which the European Patent Office has jurisdiction. The Company does not believe this decision will have any effect outside of the jurisdiction of the European Patent Office; nor will it affect NaPro’s ability to enter the market in Europe as regulatory approvals are received. NaPro also does not believe this patent decision will affect its revenues or earnings through calendar year 2003.

7.       Restructuring Plan

In July 2002, NaPro initiated a company-wide restructuring plan involving a reduction of full-time staff by 30 employees, as well as the elimination of other operating expenses. Included in this reduction were 16 employees in manufacturing, 10 employees in research and development and 4 employees in general and administrative positions. The annual payroll cost savings is expected to be approximately $1.5 million. During the third quarter of 2002, the Company incurred restructuring charges of approximately $199,000. NaPro will continue to focus on cost saving measures, which it believes will result in additional changes to its operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of NaPro BioTherapeutics, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Special Note: Certain statements below constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the Reform Act. See “Special Note Regarding Forward Looking Statements.”

General

We are a pharmaceutical company focused in two distinct research, development and marketing areas: the development and in-licensing of pharmaceutical products, primarily in the area of anti-cancer agents, and the development of genomic technologies primarily in the area of “gene editing,” for applications in human therapeutics, diagnostics, agricultural biotechnology and pharmacogenomics. Our lead product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. In addition to our efforts with paclitaxel and genomics, we are also working on several types of compounds that we believe have promising activity as anti-cancer agents. We believe some of these agents function by novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

We continue to incur substantial research and development expense related to the improvement of our paclitaxel yield, the reduction of our long-term cost of product, the development of our semisynthesis process, our genomics research and development, and the development of other drug candidates. Accordingly, we have incurred significant losses, including losses of $25.8 million, $16.6 million and $9.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. We incurred a loss of $7.6 million for the nine months ended September 30, 2002, resulting in an accumulated deficit of $102.6 million as of September 30, 2002. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the expanded research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends primarily upon the successful commercialization of our worldwide paclitaxel program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with major pharmaceutical companies. In 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002. We received an approval for a second ANDA on August 1, 2002, which provides for greater manufacturing flexibility for the generic paclitaxel product.

In connection with the Abbott agreement, we may receive total funding of up to $118.0 million in the form of up to $30.0 million in development milestones, up to $57.0 million in marketing milestones, $20.0 million in secured debt, and $11.0 million in equity investments. Marketing milestones are based upon certain annual sales levels, the majority of which are unlikely to be achieved given the current pricing of paclitaxel. Through September 30, 2002, we had received $40.0 million under the agreement, including $11.0 million in equity investments in exchange for 2,000,000 shares of our common stock, $9.0 million in development milestones, and $20.0 million in secured debt.

Of the $30.0 million of potential development-related milestone payments, we received $1.0 million upon execution of our agreement with Abbott in July 1999. With the approval of our ANDA, and upon commencement of commercial sales, we received an $8.0 million payment in May 2002. Thus, $21.0 million in possible development milestones remain. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work.

We have received $20.0 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our tangible assets are pledged as security for the debt.

Contingent upon achieving certain commercial sales thresholds for all approved formulations of paclitaxel over several years, we may receive marketing milestone payments from Abbott of up to $57.0 million. Given the current pricing of paclitaxel, we believe that the majority of these annual sales thresholds are unlikely to be achieved.

Under terms of the agreement, Abbott purchases bulk drug from us. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to us and to give us twelve months prior written notice. Since the approval of generic paclitaxel in mid-2001, the selling price of paclitaxel has fallen significantly, and may continue to do so. NaPro receives a fixed price payment of $500 per gram, upon delivery of paclitaxel to Abbott, plus a quarterly royalty payment, if any. The royalty payment is a percentage of sales recorded by Abbott less any product payment already paid to NaPro. The percentage of sales varies each year based upon total sales in that year recorded by Abbott. We do not anticipate receiving significant royalty payments because of the current price of the drug.

In 1992, we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd., a large Australian pharmaceutical company, for the clinical development, sale, marketing and distribution of paclitaxel. In October 2001, Faulding was acquired by Mayne-Nickless Limited, an Australian based health care provider and logistics operator. As a result, Faulding is now known as Mayne Pharma. Mayne Pharma actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, we amended the Mayne Pharma agreement to, among other things, add additional countries to Mayne Pharma’s exclusive territory. In 2001, we entered into a separate agreement with Mayne Pharma covering development and sale of paclitaxel in Europe. We cannot assure that we will receive regulatory approval in any of the major markets in Europe. Should we receive approval, Mayne Pharma will then market and sell our paclitaxel in Europe. We and Mayne Pharma will share equally the net sales of the product in Europe. Including the new agreement for Europe, the Mayne Pharma territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Mayne Pharma has received marketing approval for, and is selling paclitaxel as ANZATAX™ in more than 25 countries.

In July 2002, the European Patent Office, Opposition Division, ruled that NaPro’s currently issued paclitaxel formulation patent in the European Patent Convention is invalid. We intend to appeal this ruling and expect the appeal to be heard within the next 36 months. In accordance with European patent law, once we appeal, our patent will be reinstated in those territories in which the European Patent Office has jurisdiction. We do not believe this decision will have any effect outside of the jurisdiction of the European Patent Office; nor will it affect our ability to enter the market in Europe as regulatory approvals are received. We also do not believe this patent decision will affect our revenues or earnings through calendar year 2003.

In January 2001, we received approval in Israel to sell paclitaxel under the trade name Biotax™. We have established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel. The Israeli Ministry of Health has approved Biotax for use in treating a variety of cancers.

In June 2001, we and JCR Pharmaceuticals Co., Ltd. entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. Under the agreement, we will be responsible for manufacturing and supplying the finished drug. We and JCR will jointly be responsible for the clinical and regulatory program necessary for seeking approval to market paclitaxel in Japan. JCR will be responsible for the sales and distribution of the product in Japan upon its approval. We cannot assure, however, that we will receive regulatory approval of paclitaxel in Japan, or that we and our strategic partner will successfully market it.

In anticipation of final FDA approval for commercial sales, which we received in May 2002, we made improvements to our existing manufacturing facilities to increase capacity and improve efficiency. Although we may seek additional long-term financing to fund previous and current capital expenditures, we cannot assure that we will be able to locate such financing on terms that are acceptable to us.

Research and Development

Research and development are major activities for us. We discussed the nature and status of our research and development in depth in our December 31, 2001 Form 10-K annual report in Item 1-Business, in the General, Paclitaxel Overview, Paclitaxel Development, Biomass, Manufacturing, Strategic Alliances, Competition, Patents and Proprietary Technology, Government Regulation and Product Approvals, and Research and Development sections, and in the General section of this Management’s Discussion and Analysis.

We have incurred the following expense on research and development projects (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Oncology	$2,495	$3,047	$8,076	$7,322
Genomics	1,601	539	4,214	1,285

	$4,096	$3,586	$12,290	$8,607

Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. Accordingly, we cannot estimate the timing or the cost of the effort necessary to complete the projects, the estimated completion dates or the timing of commencement of material net cash inflows from the projects. We have included a number of the risks and uncertainties associated with completing development on schedule in the Special Note Regarding Forward-looking Statements, below.

In July 2002, NaPro initiated a company-wide restructuring plan involving a reduction of full-time staff by 30 employees, as well as the elimination of other operating expenses. Included in this reduction were 16 employees in manufacturing, 10 employees in research and development and 4 employees in general and administrative positions. The annual payroll cost savings is expected to be approximately $1.5 million. During the third quarter of 2002, the Company incurred restructuring charges of approximately $199,000. NaPro will continue to focus on cost saving measures, which it believes will result in additional changes to its operations.

Results of Operations

Quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. Product sales for the quarter ended September 30, 2002 were $8.3 million, an increase of $4.4 million from the 2001 quarter. The increase during this quarter is primarily attributable to shipments to Abbott as a result of our FDA approval on May 8, 2002. This increase was partially offset by a decrease in shipments to Mayne Pharma between 2001 and 2002. Abbott sales for the current year period were $6.5 million, an increase of $6.5 million from the prior year period. Mayne Pharma sales for the current year period were $1.3 million, a decrease of $1.9 million from the prior year period. Future sales are difficult to predict and are expected to vary from period to period depending upon numerous demand and competitive factors. Among these factors are: the relationship of competitors with their customers, the relationship of Abbott and Mayne Pharma with its customers and the amount of competitor product in the distribution channel.

Cost of sales for the current year quarter was $5.6 million, an increase of $2.1 million from the prior year quarter. The increase was primarily attributable to an increase in the volume produced, which was partially offset by a decrease in unit production cost. As a result, the gross margin increased to 33.3% in the current year quarter from 10.7% in the 2001 quarter. We continue to look for improvements and cost saving measures to maximize our gross margin in future periods.

Research and development expense for the current year quarter was $4.1 million, an increase of $500,000 from the prior year quarter. Genomics research and development increased $1.1 million, and oncology research and development decreased $600,000 for the quarter ended September 30, 2002. The increase was primarily due to increased staffing, legal costs associated with patent development, depreciation and occupancy costs associated with development facilities. These amounts were partially offset by a reduction in supplies expense and a one-time charge for development costs, which the company incurred in the prior year period.

General and administrative expense for the current year quarter was $2.4 million, a decrease of $600,000 from the prior year quarter. The decrease was primarily due to reductions in consulting and travel expenses. These amounts were partially offset by an increase in services provided by third parties.

License fee income for the 2002 quarter was $300,000, a decrease of $100,000 from the prior year quarter. The decrease was attributable to a revision in the period during which deferred revenue from license fees is being amortized.

Interest income for the 2002 quarter was $100,000, a decrease of $100,000 from the prior year quarter. The decrease was attributable to lower average balances of interest-bearing investments and lower interest rates.

Interest expense for the 2002 quarter was $500,000, an increase of $200,000 from the 2001 quarter. The increase was primarily attributable to the issuance of $8.0 million in convertible debt during the first quarter of 2002.

Nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. Product sales for the current year period were $24.5 million, an increase of $14.5 million from the prior year period. The increase during this period is primarily attributable to shipments to Abbott as a result of our FDA approval on May 8, 2002. Abbott sales for the 2002 period were $17.9 million, an increase of $15.6 million from the 2001 period. Mayne Pharma sales for the 2002 period were $5.7 million, a decrease of $500,000 from the 2001 period. Future sales are difficult to predict and are expected to vary from period to period depending upon numerous demand and competitive factors. Among these factors are: the relationship of competitors with their customers, the relationship of Abbott and Mayne Pharma with its customers and the amount of competitor product in the distribution channel.

Cost of sales for the current year period was $19.7 million, an increase of $8.6 million from the 2001 period. The increase was primarily attributable to an increase in the volume produced, which was partially offset by a decrease in unit production cost. As a result, the gross margin increased to 19.8% in the current year period from a negative 11.4% in the prior year period. We continue to look for improvements and cost saving measures to maximize our gross margin in future periods.

Research and development expense for the current year period was $12.3 million, an increase of $3.7 million from the 2001 period. Genomics research and development increased $2.9 million, and oncology research and development increased $800,000 for the nine months ended September 30, 2002. The increase was primarily due to increased staffing, legal costs associated with patent development, occupancy costs associated with development facilities, travel expenses and depreciation. The increase was partially offset by reductions in supplies expense and services provided by third parties.

General and administrative expense for the current year period was $7.4 million, an increase of $800,000 from the prior year period. The increase was primarily due to increased staffing, general legal expenses and services provided by third parties. These amounts were partially offset by reductions in travel, employee recruiting and depreciation expenses.

License fee income for the 2002 period was $8.6 million, an increase of $7.9 million from the 2001 period. The increase was attributable to our receipt of a one-time milestone payment of $8.0 million from Abbott upon commencement of commercial sales in the United States.

Interest income for the 2002 period was $200,000, a decrease of $500,000 from the prior year period. The decrease was attributable to lower average balances of interest-bearing investments and lower interest rates.

Interest expense for the 2002 period was $1.5 million, an increase of $700,000 from the 2001 period. The increase was primarily attributable to the issuance of $8.0 million in convertible debt during the first quarter of 2002.

Liquidity and Capital Resources

Our capital requirements have been and will continue to be significant. As of September 30, 2002, we had a working capital balance of $22.6 million compared to a working capital balance of $13.6 million as of December 31, 2001. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $62.7 million, with the exercise of warrants and options of $8.2 million and with net borrowings of $27.7 million.

In February 2002, we sold privately $8.0 million of common stock issued at $9 per share and $8.0 million principal value of five-year 4% debentures convertible into common stock at $15 per share. No placement agent was involved in the transaction. Our net proceeds were $15.6 million. As part of this transaction, NaPro recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. During the first quarter of 2002, we filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock, common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. In July 2002, the registration statement was declared effective by the SEC. We may pay the debenture interest in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. The conversion price of the common stock in such a circumstance could be materially below the price at which we otherwise would be willing to issue our common stock. Issuance of common stock at such a price could result in substantial dilution to our other stockholders and could have a material adverse effect on the market price of our common stock.

We believe existing cash and projected sales in 2002 and 2003 will provide adequate capital to fund our operations and capital expenditures during the next twelve months. However, pharmaceutical development is a costly and time-consuming process. We may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. Moreover, we expect we will need to utilize our working capital to support increases in inventory and accounts receivable as a result of sales to Abbott. As a result, we may seek additional capital by issuing additional stock or indebtedness if we can do so on commercially reasonable terms. We may also seek loans secured by our physical assets or receivables, which may require the consent of Abbott. We cannot assure that we will be able to obtain capital from any of these sources.

Working Capital and Cash Flow Cash and cash equivalents increased $1.6 million to $11.7 million for the period ended September 30, 2002, from $10.1 million at December 31, 2001. During the current year period, net cash provided by financing activities of $15.6 million was partially offset by investment activities of $4.7 million and cash used in operating activities of $9.3 million.

Accounts receivable increased $2.8 million to $6.5 million for the period ended September 30, 2002, from $3.7 million at December 31, 2001 primarily due to increased sales to Abbott. NaPro anticipates that it may continue to utilize significant cash resources to fund its accounts receivable and inventories. Although we may seek additional long-term financing to fund working capital requirements, we cannot assure that we will be able to locate such financing on terms that are acceptable to us.

Inventory increased $3.5 million to $11.6 million for the period ended September 30, 2002, from $8.1 million at

December 31, 2001. The amount of inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of biomass harvests. Inventory balances may vary significantly during product development, launch periods and during seasonal harvests.

Capital Expenditures We spent $4.7 million for capital projects during the period ending September 30, 2002. These expenditures primarily included expansion of our manufacturing and other facilities, plantation cost and laboratory equipment. We anticipate a reduction in capital expenditures for the remainder of 2002.

The amount and timing of future capital expenditures will depend upon numerous factors, including:

•	the cost of our manufacturing expansion for paclitaxel;

•	the development of new products;

•	the acquisition of new products or technologies;

•	the cost of manufacturing resources for new products;

•	the nature of our relationship with our strategic partners;

•	the progress of our research and development programs;

•	changes in manufacturing processes;

•	the magnitude and scope of these activities;

•	competing technological and marketing developments; and

•	changes in or terminations of existing strategic relationships.

We have incurred significant expenditures for improving efficiency at our existing facilities. The expanded scope of our research and development activity has required, and is anticipated to require, significant additions to laboratory equipment. Although we may seek additional long-term financing to fund previous and current capital expenditures, we cannot assure that we can obtain such financing on terms, which are acceptable to us.

Net Operating Loss Carryforwards As of December 31, 2001, we had approximately $81.0 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders.

Business Development Activities In the normal course of our business, we investigate, evaluate, and discuss licensing relationships, acquisitions, and other business combination opportunities in the pharmaceutical and genomics businesses. In the event we enter into any such relationships or transactions, we may consider using available cash, issuing equity securities or increasing our debt. Such transactions could materially affect our capital structure.

Special Note Regarding Forward-looking Statements

The statements in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes”, “intends”, “estimates”, “may”, “will”, “should”, “anticipated”, “expected” or comparable terminology or by discussions of strategy. Such forward-looking statements may include, among others:

•	statements concerning our plans, objectives and future economic prospects, such as matters relative to developing new products;

•	the timing and amount of sales of paclitaxel to Abbott;

•	the availability of patent and other protection for our intellectual property;

•	the completion of preclinical studies, clinical trials and regulatory filings;

•	the prospects for, and timing of, regulatory approvals;

•	the need and plans for, and availability of, additional capital;

•	the amount and timing of capital expenditures;

•	the timing of product introductions and sales;

•	the availability of raw materials;

•	prospects for future operations; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	competition from Bristol-Myers Squibb Company, IVAX Corporation, Aventis S.A., Mylan Laboratories, Inc., and other producers of paclitaxel and other drugs;

•	the inability to obtain European or Japanese regulatory approvals for paclitaxel or a delay in such approvals;

•	technological advances in cancer treatment and drug development that may make paclitaxel obsolete;

•	the risks associated with patent litigation;

•	the ability to obtain rights to technology;

•	the ability to obtain, maintain and enforce patents;

•	the ability to maintain trade secrets;

•	the ability to obtain raw materials and commercialize manufacturing processes;

•	the effectiveness of other pharmaceuticals we develop in treating disease;

•	the results of preclinical and clinical studies;

•	the results of research and development activities;

•	the ability to purchase or license new products;

•	the successful development of new products;

•	the business abilities and judgment of our management and other personnel;

•	the ability to hire and retain skilled personnel to perform research and development and to run our manufacturing operations;

•	the ability of contract manufacturers to perform adequately under anticipated contracts;

•	the decision-making processes of regulatory agencies;

•	changes in and compliance with governmental regulations;

•	the effect of capital market conditions and other factors on capital availability;

•	the ability of Abbott, Mayne Pharma, Tzamal and JCR to perform their obligations under their existing agreements with us;

•	our ability to perform our obligations under our existing and future agreements;

•	our limited relevant operating history upon which an evaluation of our prospects can be made;

•	the effect on sales, cash flow and earnings from foreign exchange rate fluctuations;

•	adverse economic and general business conditions; and

•	other factors referenced in this report.

If we fail to meet all applicable Nasdaq requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq National Market. In order to maintain our listing, we must meet minimum financial and other requirements. Under one set of maintenance standards, our shareholders’ equity must be at least $10.0 million. This shareholders’ equity test was effective on November 1, 2002. As of September 30, 2002, our shareholders’ equity was $7.7 million. An alternative set of maintenance standards requires that a company must maintain a minimum bid price of $3.00 for at least one day during any period of thirty consecutive business days. Our common stock price as quoted on Nasdaq was $1.95 per share as of November 1, 2002.

If we are unable to comply with either set of Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from the Nasdaq National Market. If Nasdaq made a determination to delist our common stock, the delisting procedure would involve a process beginning with Nasdaq’s notification and would include a hearing and the possibility of appeal. There is no assurance that at the end of this process our common stock would continue to be listed on the National Market System. If our common stock were delisted for any reason, it could reduce the value of our common stock and its liquidity. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by suppliers, customers and employees.

Should one or more of the risks mentioned above materialize (or the consequences of such a development worsen), or should the assumptions underlying our forward-looking statements prove incorrect, actual results could differ materially from those forecasted or expected. These factors are not intended to be an all-inclusive enumeration of the business risks we face. Reference is also made to the risk factors discussed in Amendment No. 4 to our Registration Statement (No. 333-82810) filed with the Securities and Exchange Commission on July 1, 2002. The forward-looking statements included in this report represent our view as of the date of this report. The reader should not assume that the statements made herein remain accurate at any future date. We do not intend to update these statements whether as a result of new information, future events or otherwise and undertake no duty to any person to make any update under any circumstance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Under the Mayne Pharma agreement, Mayne Pharma pays us a fixed percentage of their sales price for paclitaxel. Each year, Mayne Pharma estimates the sales price it will receive in the upcoming year, and, based upon that estimate, we determine the price we will charge Mayne Pharma. We recognize the corresponding sales at the time of shipment to Mayne Pharma. However, Mayne Pharma’s actual selling price may differ from that estimated. Pursuant to the agreement, Mayne Pharma is obligated to provide us with their calculation of the actual sales price for sales made during the preceding year, and an adjustment is calculated that may increase or decrease our sales of products to Mayne Pharma during that year.

Mayne Pharma’s sales are made in the currencies of each of the countries in which it sells paclitaxel. As a result, our sales are affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, currency fluctuations were a significant factor in reductions in the price we charged Mayne Pharma. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Mayne Pharma, there could be a material adverse effect on our earnings and cash flow. Our sales to JCR, if and when they occur, will be subject to the same risk.

Certain statements in this Item 3 may constitute “forward-looking statements”. See “Special Note Regarding Forward-looking Statements.”

Item 4.	Evaluation of Disclosure Controls and Procedures.

(a)	Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

(b)	There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the date of such evaluation.

               Part II–Other Information

Item 1.	Legal Proceedings. None

Item 2.	Changes in Securities. None

Item 3.	Defaults upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Securities Holders. None

Item 5.	Other Information. None

Item 6.	Exhibits and Reports on Form 8-K.

We filed a current report on Form 8-K dated July 8, 2002 announcing that the European Patent Office, Opposition Division, ruled that NaPro’s currently issued paclitaxel formulation patent in the European Patent Convention is invalid.

We filed a current report on Form 8-K dated August 9, 2002 in which we disclosed the filing of the Securities and Exchange Commission certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf.

NaPro BioTherapeutics, Inc.
November 8, 2002	/s/ LEONARD P. SHAYKIN

Leonard P. Shaykin Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)

November 8, 2002	/s/ GORDON LINK

Gordon Link Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Leonard P. Shaykin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NaPro BioTherapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ LEONARD P. SHAYKIN

Leonard P. Shaykin Chairman of the Board of Directors Chief Executive Officer

CERTIFICATION

I, Gordon Link, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NaPro BioTherapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ GORDON LINK

Gordon Link Senior Vice President and Chief Financial Officer