Form 10-K
period 2002-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2003-03-27
CIK 891504

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☒No

As of March 21, 2003, approximately 29,939,486 shares of the Registrant’s common stock, $0.0075 par value per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,461,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on or about June 30, 2003 are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1

Business

General

NaPro BioTherapeutics, Inc. (NaPro) is a pharmaceutical company focused in three distinct areas:

•          the production and sale of paclitaxel, an approved cancer drug;

•          the development of novel, targeted anti-cancer agents (which we refer to as Targeted Oncology), and

•          the development of novel genomic technologies, primarily in the area of gene editing for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics (which we refer to as Gene Editing).

Historically, the primary focus of our business has been the production and sale of paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees, and a majority of the NaPro’s resources have been devoted to this endeavor. We have entered into marketing agreements with established pharmaceutical companies to assist us in gaining regulatory approvals, formulating, and marketing our paclitaxel. Our paclitaxel is currently approved for commercial sale in the U.S., Australia, Israel and more than 25 other countries in the Middle East, Asia and Latin America.

In the field of genomics, we are engaged in the discovery, patenting, development and commercialization of a broad range of products using our proprietary Gene Editing technology. Employing this technology, we are developing products that specifically and precisely edit genes. By making small, highly controlled modifications to genes, we believe we can contribute to the prevention and treatment of many different types of disease. In the area of therapeutics, our efforts to date have been directed primarily to treatments for Sickle Cell Disease and Huntington’s Disease. Both projects are currently in the pre-clinical stages of development. In addition, we are developing gene alteration strategies for animals, plants, viruses and other microbes. Our proprietary Gene Editing technology also has application in the research reagent, genomics service and molecular diagnostic fields. We are currently assembling a portfolio of products and services, which we intend to offer to potential customers in these market segments.

In December 2002, we acquired the genomics business of Pangene Corporation. The acquisition consisted primarily of patents and intellectual property relating to Pangene’s homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. In connection with this agreement, we acquired additional patents in January 2003.

In the field of Targeted Oncology, we are developing several compounds that we believe have potential as new anti-cancer agents. Generally, these compounds consist of conjugates of a cytotoxic agent coupled to a peptide, which selectively and specifically targets certain types of tumor cells. We are testing these conjugates in various in-vitro and animal models, and are currently undertaking the development work necessary to introduce these agents into human clinical trials. It is our belief that coupled cytotoxic agents with a targeting agent will lead to greater safety and efficacy when compared with the cytotoxic chemotherapy agents currently available on the market.

In addition to Gene Editing and Targeted Oncology research and development activities, we are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products, are chemotherapeutic agents, or complement our Gene Editing technology. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies. In the event we enter into any such relationships or transactions, we may consider using available cash, issuing equity securities or increasing our debt. Such transactions could materially affect our capital structure.

NaPro Products: Commercial or under Development

The following chart identifies our therapeutic products, both commercial and under development.

Product	Indication(s)	Development Status
Commercial Oncology Products
ANZATAX™ (Mayne Pharma)	Breast, Ovarian and Non-Small Cell Lung Cancer	Commercialized in Australia, Asia, South America and the Mideast; in development in Europe
Biotax® (Tzamal Pharma)	Breast, Ovarian and Non-Small Cell Lung Cancer	Commercialized in Israel
NaPro Paclitaxel for injection (Abbott Laboratories)	Breast and Ovarian Cancer	Commercialized in the U.S.

Targeted Oncology Products
Targeted cancer therapeutic	Small Cell Lung, Prostate, Pancreatic and Colorectal Cancers	Pre-clinical research
Targeted cancer therapeutic	Head and Neck Cancer	Pre-clinical research

Gene Editing Products
Ex-vivo cell therapy	Sickle Cell Disease	Pre-clinical research
Oligonucleotide therapeutic	Huntington’s Disease	Pre-clinical research

Paclitaxel

To date, the majority of our resources have been directed toward the development and manufacture of paclitaxel. The market for paclitaxel is dominated by Bristol-Myers Squibb Company (Bristol). Bristol’s paclitaxel is widely used in the treatment of breast and ovarian cancers, Kaposi’s sarcoma, and non-small cell lung cancer when used in combination with cisplatin. Our proprietary manufacturing technology includes the extraction, isolation, and purification of paclitaxel, as well as the semisynthesis of the drug substance. We continue to develop renewable sources of paclitaxel biomass. We have alliances with established pharmaceutical companies who assist us in marketing these products. We believe the combination of our proprietary manufacturing technology, biomass capability, and pharmaceutical alliances has allowed us to participate significantly in the broad paclitaxel market.

Scientific Background. In 1963, the National Cancer Institute (NCI) recognized that the natural product paclitaxel killed leukemia cells and inhibited the development of a variety of tumors. Over the next two decades, researchers working under grants from the NCI conducted studies to determine paclitaxel’s structure and its mechanism of action. The NCI studies indicated that paclitaxel inhibits the normal action of microtubules in cancer cell division. Microtubules, located in the cytoplasm of cells, play a vital role in cellular division. Paclitaxel promotes microtubule assembly and blocks normal microtubule disassembly in cells, which stops cell division and causes the cancer cell to die. This cytoplasmic mechanism of action contrasts with the nuclear mechanism of action of the majority of cell-killing drugs that kill the cell by attacking nuclear components such as DNA.

In June 1991, the NCI formalized a Collaborative Research and Development Agreement (CRADA) for development of paclitaxel with Bristol. Bristol assumed development of paclitaxel, including completion of the necessary clinical trials and manufacturing scale-up. Bristol submitted a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) in June 1992, and received approval for the sale of paclitaxel as a treatment for refractory ovarian cancer in December 1992. Since then, Bristol has received approval for the sale of paclitaxel as a treatment for other cancers.

Paclitaxel is one of a family of compounds, commonly referred to as taxanes, that share a specific chemical structure. Taxanes are found naturally in many parts of various species of yew trees. The concentration of individual taxanes in yew trees is very small, generally less than 0.1%, and accordingly, the process of extracting taxanes from yew biomass is complicated and challenging. Several production approaches can be used to produce paclitaxel. We believe the two most prevalent processes used today are conventional biomass extraction and semisynthesis.

With conventional biomass extraction, the manufacturing process is designed to extract, isolate and purify paclitaxel from yew biomass leaving behind other components, including non-paclitaxel taxanes. However, the extraction, isolation and purification processes are complicated because there are more than 100 different taxanes present in yew biomass. In a semisynthesis process, the initial extraction, isolation and purification is similar to that of the conventional biomass extraction process, except that the process not only isolates paclitaxel, but also other taxanes (which would otherwise be waste byproducts) and converts these other taxanes into paclitaxel. By converting other taxanes into paclitaxel, the semisynthesis process increases the yield of paclitaxel from the same quantity of biomass. Regardless of which process is used, the final product must meet acceptable purity and drug substance criteria.

Other companies have developed taxane products that are similar, but not identical, to paclitaxel. For example, Aventis S.A., a large international pharmaceutical company, has developed docetaxel which is being marketed in various parts of the world under the trademark Taxotere®. Taxotere® has a different toxicity profile than paclitaxel and has side effects not observed with paclitaxel. The FDA approved Taxotere® for treatment of anthracycline-resistant breast cancer in patients without impaired liver function, and for non-small cell lung cancer after failure of a prior platinum-based chemotherapy.

Paclitaxel Strategic Alliances. Our strategy for advancing the development and commercialization of paclitaxel has been to form strategic alliances through long-term exclusive agreements with established pharmaceutical companies.

Abbott Laboratories. In July 1999, we entered into a 20-year exclusive collaborative agreement with Abbott Laboratories (Abbott) for the development and commercialization in the U.S. and Canada of one or more formulations of paclitaxel for treatment of a variety of cancer indications. Abbott is a large, multinational, diversified health care company. Pursuant to the agreement, we are responsible for supplying bulk drug. Clinical trials are conducted jointly with Abbott. We are not currently conducting any clinical trials with Abbott. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro development committee. In May 2002, we and Abbott received FDA approval to market and sell paclitaxel in the U.S. Pursuant to the agreement, we receive a fixed price payment of $500 per gram, upon delivery of paclitaxel to Abbott, plus a quarterly royalty payment, if any. The royalty payment is a percentage of sales recorded by Abbott less any product payment already paid to NaPro. The percentage of sales varies each year based upon total sales in that year recorded by Abbott. We do not anticipate receiving significant royalty payments given the current price of the drug.

In connection with the Abbott agreement, we may receive total funding of up to $118.0 million in the form of up to $30.0 million in development milestones, up to $57.0 million in marketing milestones, $20.0 million in secured debt, and $11.0 million in equity investments. Marketing milestones are based upon certain annual sales levels, the majority of which are unlikely to be achieved given the current pricing of paclitaxel. Through December 31, 2002, and excluding product sales, we have received $40.0 million under the agreement, including $11.0 million in equity investments in exchange for 2,000,000 shares of our common stock, $9.0 million in development milestones, and $20.0 million in secured debt.

Of the $30.0 million of potential development-related milestone payments, we received $1.0 million upon execution of its agreement with Abbott in July 1999. With the approval of NaPro’s ANDA, and upon commencement of commercial sales, we received an $8.0 million payment in May 2002. Thus, $21.0 million in possible development milestones remain. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work, which is not currently anticipated.

Our indebtedness to Abbott bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our paclitaxel inventories, and specific assets, which relate to the manufacture of paclitaxel, are collateralized as security for the debt. Abbott’s only recourse in the event of our default on the debt is to these specific assets.

Contingent upon receiving regulatory approval and achieving certain commercial sales thresholds over several years, we may receive additional milestone payments from Abbott of up to $57.0 million. We cannot assure that regulatory approval or sales thresholds necessary to trigger any of the future milestone payments will be achieved. Given current market conditions, we believe it is unlikely that any such milestones will be triggered. In addition, Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to us and to give us twelve months prior written notice.

The Abbott agreement grants Abbott the exclusive right to develop and market our paclitaxel in the U.S. and Canada. Abbott is required to purchase all of its requirements for paclitaxel from us, except in certain circumstances if we become unable to supply Abbott’s requirements. Except for limited instances where termination is due to specific breaches of the agreement by us, we retain exclusive rights following termination to any clinical data generated during the course of the agreement. We are required to indemnify Abbott for defects in our paclitaxel that is shipped to Abbott, breaches of our warranties or obligations under the agreement, harm caused by inappropriate co-marketing activities, and some intellectual property and product liability claims. Abbott is required to indemnify us for defects in a finished product containing our paclitaxel manufactured by Abbott, breaches of Abbott’s representations and warranties, harm caused by inappropriate marketing activities, and some intellectual property and product liability claims. We have granted an exclusive license to Abbott for our paclitaxel-related patents for intravenous and oral paclitaxel formulations.

In November 2001, we and Abbott entered into a non-exclusive cross license with Bristol relating to paclitaxel which grants us a license under Bristol patents to market injectable paclitaxel, pursuant to an Abbreviated New Drug Application (ANDA) approval. We have the right under the agreement to sublicense to Abbott. The agreement grants Bristol a license to our patents relating to stable paclitaxel formulations. The scope of both licenses is limited to the polyethoxylated caster oil and ethanol formulation currently approved by the FDA.

Mayne Pharma. In 1992, we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd. (Faulding), a large Australian pharmaceutical company, for the clinical development, sale, marketing and distribution of our paclitaxel. In October 2001, Faulding was acquired by Mayne-Nickless Limited, an Australian based health care provider and logistics operator. As a result, Faulding is now known as Mayne Pharma. Mayne Pharma actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, we amended the Mayne Pharma agreement to, among other things, add additional countries to Mayne Pharma’s exclusive territory. In 2001, we entered into a separate 12-year agreement with Mayne Pharma covering development and sale of our paclitaxel in Europe. With the new agreement, the Mayne Pharma territory now includes substantially all of the world other than the U.S., Canada, Japan, Israel, the nations of the former Soviet Union and parts of Africa. Mayne Pharma has received marketing approval for, and is selling our paclitaxel under the tradename ANZATAX™ in Australia and more than 25 other countries in the Middle East, Latin America and Asia.

In Europe, we are responsible for regulatory filings and for funding development. We are also responsible for supplying paclitaxel raw material exclusively to Mayne Pharma to formulate and finish the product. Although Bristol’s European exclusivity period ends in 2003, we cannot assure that we will receive regulatory approval in the major markets in Europe. Should we receive approval, Mayne Pharma will then market and sell the final proprietary paclitaxel formulation in Europe. Under the agreement, Mayne Pharma paid an up-front licensing fee to us of $7.5 million. We will share equally the net sales of the product in Europe.

For the Mayne Pharma territories outside of Europe, Mayne Pharma is responsible for funding and, with our input, undertaking the development work required to obtain any necessary regulatory approvals for the commercialization of paclitaxel in such territories. We are responsible for supplying Mayne Pharma with our paclitaxel and Mayne Pharma is required to purchase all of its paclitaxel requirements from us. Once received, Mayne Pharma is responsible for formulating the paclitaxel into its commercial drug product, ANZATAX™. Mayne Pharma pays us a substantial share of its gross proceeds from sales of paclitaxel. We cannot assure, however, that Mayne Pharma will succeed in obtaining further regulatory approvals to market our paclitaxel within its territory. Furthermore, if such approvals are received, we cannot assure that Mayne Pharma will market our paclitaxel successfully in these additional countries.

Mayne Pharma may terminate the agreements: (i) upon our reorganization or insolvency; (ii) if Mayne Pharma becomes controlled by a pharmaceutical company that sells paclitaxel in the Mayne Pharma territory; (iii) if we are controlled by Ivax Corporation or Bristol; (iv) if we are purchased by a pharmaceutical company that sells paclitaxel in the Mayne Pharma territory and that company refuses to be bound by the terms of the Mayne Pharma agreement; (v) if we are unable to meet the paclitaxel supply requirements of Mayne Pharma; or (vi) for material, uncured breach. We may terminate the agreement: (i) upon the reorganization or insolvency of Mayne Pharma; (ii) in certain circumstances, upon a change in control of Mayne Pharma; or (iii) for material, uncured breach.

We are required to indemnify Mayne Pharma for any defect in our paclitaxel that is shipped to Mayne Pharma and for uncured breaches of our warranties or obligations. Mayne Pharma is required to indemnify us against all losses (i) resulting from a defect in a product manufactured by Mayne Pharma containing our paclitaxel except if the defect is our fault, (ii) resulting from a product containing our paclitaxel formulated, stored, handled, promoted, distributed, registered or sold by Mayne Pharma and (iii) for uncured breaches of Mayne Pharma’s representations and warranties under the Mayne Pharma agreement.

Tzamal Pharma. We have established an exclusive supply and distribution agreement with Tzamal Pharma (Tzamal) for the development and distribution of paclitaxel in Israel. Tzamal is an Israeli pharmaceutical company, active and well established in the Israeli pharmaceutical market and specializing, among other areas, in ethical products for the treatment of cancer, metabolic diseases, neurological disorders and gynecology/fertility. In January 2001, we received approval in Israel to sell paclitaxel under the trade name Biotax®. The Israeli Ministry of Health has approved Biotax® for use in a variety of cancers and Tzamal is currently selling Biotax® in Israel.

JCR Pharmaceuticals Co., Ltd. In June 2001, we entered into a mutually exclusive agreement with JCR Pharmaceuticals Co., Ltd. (JCR) for the development, supply and distribution of paclitaxel in Japan. JCR, headquartered in Ashiya, Japan, is a research and development oriented pharmaceutical manufacturer, focusing on the research of bioactive substances such as enzymes, hormones, enzyme inhibitors, growth factors and stimulating factors. It is also engaged in the development and research of bioengineered products such as recombinant human growth hormone. Under the agreement, we will be responsible for manufacturing and supplying the finished drug. Both companies will jointly be responsible for the clinical and regulatory program which will be necessary for seeking approval to market paclitaxel in Japan. JCR will fund this clinical and regulatory program. JCR will also be responsible for the sales and distribution of the product in Japan upon its approval. We cannot assure, however, that we will receive regulatory approval of paclitaxel in Japan, or that we and our strategic partner will successfully market it.

Biomass. Paclitaxel and other taxanes we use in the production of paclitaxel are present in many parts of various species of yew trees. Our technology is designed to allow extraction and purification of paclitaxel and extraction of other taxanes from renewable sources of biomass such as needles and limbstock harvested from yew trees. Taxanes other than paclitaxel can be chemically converted into paclitaxel.

We believe we may be able to reduce our raw material cost while increasing our yield of paclitaxel by growing a reliable and renewable biomass source. In order to have a supply of biomass for use in the production of paclitaxel, we have agreements with various North American commercial nurseries. In 2002, substantially all of our production for Abbott was extracted from cultivated biomass. We regularly conduct other research related to enhancing paclitaxel production in yew trees.

Paclitaxel Manufacturing. The manufacture of paclitaxel occurs in three steps. First, a crude paclitaxel is extracted from yew trees. Second, the extracted crude paclitaxel mixture is isolated and purified. In the final step, the resulting active drug substance is formulated for final packaging. Mayne Pharma and Abbott are each responsible for formulating and final packaging of paclitaxel that they market.

The first step in the manufacture of paclitaxel requires the extraction of crude paclitaxel from the raw biomass materials we cultivate from our yew trees or purchase from others. We currently have contracts with third party manufacturers to process crude paclitaxel from raw biomass materials. While we own and have operated large-scale extraction facilities in Boulder, Colorado, we believe that our manufacturing partners increase our operating flexibility and lower our cost of manufacturing. As a result, we have suspended our extraction operations and rely upon our manufacturing partners to supply all of our requirements for crude paclitaxel extract. Any failure by our manufacturing partners to supply our requirements on a cost-effective basis would jeopardize our ability to supply our strategic partners’ commercial needs on a timely and competitive basis. In addition, only a limited number of contract manufacturers are both capable of processing crude paclitaxel extract from raw biomass materials and complying with current federal and state good manufacturing practice regulations. Accordingly, if our manufacturing partners fail to supply our requirements, we may not be able to enter into manufacturing agreements with alternative suppliers of crude paclitaxel extract on commercially acceptable terms and, even if we do, any manufacturer with which we contract may not be able to deliver crude paclitaxel extract in appropriate quantity.

We perform the second manufacturing step, isolation and purification, in our facilities in Boulder, Colorado. Our manufacturing facilities are subject to inspection by the regulatory agencies in the countries in which our paclitaxel is sold. In the past, our manufacturing facilities have been inspected by the FDA, the Australian Therapeutic Goods Administration (TGA) and the European Medicines Evaluation Agency (EMEA). Those agencies have found our facilities to be acceptable for the manufacture of bulk paclitaxel. In 2001 and 2002, we expanded the manufacturing capacity of our Boulder, Colorado facilities in anticipation of U.S. approval, which we received in May 2002. We believe that our Boulder, Colorado facilities have adequate capacity to meet commercial requirements for the near future, but we cannot assure such capacity. We also cannot assure that we will have the sales volume to utilize our current capacity.

In order to diversify our supply options and increase our manufacturing capacity, we are developing, and have applied for patent protection for, a semisynthesis process for manufacturing paclitaxel from other taxanes contained in renewable biomass sources. We own, or have licensed, several patents relating to this process and have applied for others. We have manufactured crude paclitaxel with the semisynthesis process in a pilot-scale contracted facility. This crude paclitaxel is then purified at our manufacturing facility in Boulder, Colorado. We continue additional development and testing with a contract manufacturer. The use of semisynthetic paclitaxel will require regulatory approvals, which cannot be assured. Furthermore, we cannot assure our semisynthesis process will perform as expected or that we will be able to effectively adapt the process to commercial-scale manufacturing.

Targeted Oncology Development

We are currently selecting lead compounds from two series of constructs designed to treat either small cell lung, prostate, pancreatic and colorectal cancers or squamous cell head and neck carcinomas. Both potential products have emerged from our targeted oncology program. The lead compounds use specific peptide ligands to deliver a cytotoxic agent to the tumor. Targeted delivery is designed to lower toxicity in normal tissue while increasing efficacy in tumor tissue by taking advantage of specific receptors on the tumor cells. We believe that this approach will result in increased effective concentrations of the cytotoxic agent at the site of the cancer. These programs are being performed in collaboration with academic researchers under the direction of NaPro’s Drug Development Team. Despite the generation of positive results in animal and tissue studies, we cannot determine when, if ever, any of these prospects will be successful.

Genomics

In November 2000, we in-licensed Gene Editing technology from the University of Delaware and Thomas Jefferson University. The license agreement grants us exclusive, worldwide rights to intellectual property including patent applications relating to the use of proprietary molecules designed to precisely alter genes in humans, animals, plants, viruses and microbes. We have agreed to provide research and patent funding, as well as an ongoing license fee paid in our common stock. As of December 31, 2002, we have issued 300,000 shares under the license. Assuming we do not cancel the license, we will issue an additional 900,000 shares in 100,000 share-per-year increments on the license anniversaries. We may, at our option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at our option. If terminated, no further shares will be issued. We have committed to fund at least $300,000 in research at the University of Delaware during 2003.

In December 2002, we acquired the genomics business of Pangene Corporation. The acquisition consisted primarily of patents and intellectual property relating to Pangene’s homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. In connection with this agreement, we acquired additional patents in January 2003.

One of the technologies licensed to us allows us to use proprietary oligonucleotides to make small, specifically targeted modifications in the chromosomes of a target animal or plant. With this technology, we are attempting to develop products and processes that may allow us to:

•          Effectively treat certain human genetic disorders;

•          Improve plant traits without inserting foreign DNA into those plants; and/or

•         Develop processes to detect genetic variations in a patient’s genes that may indicate which patients will better respond to specific medication or experience fewer, or less severe side effects.

We may also be able to manufacture diagnostics, reagents, cell lines and animal models that can be used by the scientific and medical research community to further their own research. This technology may permit specific control over changes in any genome under examination. Such control should help determine the function of genes and the consequences of natural variations in chromosomes in research, therapeutic, and agricultural applications.

Among the disorders we are researching are Sickle Cell Disease and Huntington’s Disease. Sickle Cell Disease is a hereditary blood disorder caused by a single point mutation of the betaglobin gene. It is characterized by a defined change in the composition of hemoglobin, the protein used to carry oxygen in the blood. The sickle hemoglobin molecules polymerize into long fibers within red blood cells when deoxygenated, causing the cell to become deformed (sickled), rigid and adhesive. The sickled red blood cells block oxygen flow to the tissues leading to organ damage, stroke and joint pain. The majority of current treatments for Sickle Cell Disease address only the symptoms of the disease. These treatments include the use of pain medications and blood transfusions. While all of these treatments are used to manage the disease, breakthrough crises occur in most patients. We are developing an ex-vivo technique aimed at treating this disorder. We are in the early stages of this development and our prospects for success, if any, cannot be measured at this time.

Huntington’s Disease is a progressive, neurological disorder, resulting in degeneration of nerve cells in the brain. It is specifically characterized by lethal aggregate formation in neural tissue. Eventually, the patient suffers dementia, uncontrolled movements, and death. There is no known cure for this rare disease. Symptoms usually appear between the ages of 35 and 50, although younger people can also develop the disease. The disease affects five in every one million people. We are developing an oligonucleotide, which may potentially allow the cells to survive. We are in the early stages of this program and we can provide no assurance that we will be successful in this development effort.

We have formed a business around the sale of genomics related reagents, molecular diagnostic tools and services using our Gene Editing technology. This market may include the provision of reagents, tools and diagnostics that can predict predisposition, disease identification, disease progression and dose effectiveness, as well as toxicity.

Patents and Proprietary Technology

Our success depends in part on our ability to obtain and enforce patent protection for our products, both in the U.S. and other countries, and operate without infringing the proprietary rights of third parties. The scope and extent of patent protection for paclitaxel and our genomics and Targeted Oncology product candidates involves complex legal and factual questions and as a consequence is always uncertain. We cannot predict the breadth of claims that will be allowed and issued to us for patents related to biotechnology or pharmaceutical applications. Once patents have been issued, we cannot predict how the claims will be construed or enforced. In addition, statutory differences between countries may limit the protection we can obtain on some of our inventions outside of the U.S. For example, methods of treating humans are not patentable in many countries outside of the U.S.

We rely on patent and other intellectual property protection to prevent our competitors from developing, manufacturing and marketing products related to our technology. Our patents may not be enforceable and they may not afford us protection against competitors, especially since there is a lengthy time between when a patent application is filed and when it is actually issued. Additionally, there are hundreds of genomics, pharmaceutical and chemical patents being issued every week throughout the world. Many of these have patent claims that are difficult to categorize and interpret. Because of this, we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on their patent, they may sue us even if we have received patent protection for our technology. If another person claims we are infringing their technology, we could face a number of issues, including the following:

•          defending a lawsuit, which is very expensive and time consuming;

•          paying a large sum for damages if we are found to be infringing;

•          being prohibited from selling or licensing our products or product candidates until we obtain a license from the patent holder, who may refuse to grant us a license or will only agree to do so on unfavorable terms. Even if we are granted a license, we may have to pay substantial royalties or grant cross-licenses to our patents; and

•         redesigning our products or product candidates so they do not infringe on the patent holder’s technology if we are unable to obtain a license. This may not be possible and, even if possible, it could require substantial additional capital and could delay commercialization.

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

We have filed and have in-licensed a number of patents relating to our genomics and Targeted Oncology activities. However, there are numerous patents and pending applications in the fields of genomics and Targeted Oncology which are owned and controlled by third parties. Although we have aggressively worked to protect our proprietary technologies through the patenting process, there is no assurance that we will have freedom to operate in the fields where we are developing commercial products.

Paclitaxel is an unpatentable, naturally-occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. In addition, some methods of administering paclitaxel are or may be patented.

In September 2000, we and Abbott filed a patent infringement suit in the U.S. District Court for the District of Colorado against Bristol alleging infringement by Bristol of two patents we own: U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel formulation. In November 2001, we and Abbott settled this suit with Bristol. In connection with this settlement, the parties entered into a non-exclusive cross license agreement relating to paclitaxel. The agreement grants us a license under Bristol patents to market injectable paclitaxel, pursuant to an ANDA approval. We have the right under the agreement to sublicense to Abbott. The settlement agreement grants Bristol a license to NaPro’s patents relating to stable paclitaxel formulations. The scope of both licenses is limited to the polyethoxylated castor oil and ethanol formulation currently approved by the FDA.

We are aware of competitors and potential competitors who are pursuing patent protection in various areas of genomics, Targeted Oncology, and for the extraction, preparation, formulation, administration and production of natural and semisynthetic paclitaxel. If our technology, products or activities are deemed to infringe the other companies’ rights, we could be subject to damages or prevented from using the technology that is infringing other companies’ rights, or we could be required to obtain licenses to use that technology. We cannot be sure that we would be able to obtain those licenses on terms acceptable to us, or at all. If we were unable to obtain those licenses or were prevented from using our technology, we could encounter significant delays in product market introductions while we attempt to design around the patents or rights infringed, or we could find the development, manufacture or sale of products to be impossible, any of which would have a material adverse effect on us. In addition, we could experience a loss of sales and incur substantial cost in defending ourselves and indemnifying our partners and collaborators in patent infringement or proprietary rights violation actions brought against them. We could also incur substantial cost if we find it necessary to assert claims against third parties to prevent the infringement of our patents and proprietary rights by others. Participation in such infringement proceedings could have a material adverse effect on us, even if the eventual outcome was favorable.

We also rely on trade secrets, know-how and continuing technological advancement to maintain our competitive position with our technology, some of which is not patented. In addition, our success will depend in part on our ability to protect our trade secrets related to extracting, isolating and purifying paclitaxel, as well as our Gene Editing and Targeted Oncology programs. Although we have entered into confidentiality agreements with employees, consultants and collaborators, which contain assignment of invention provisions, we cannot assure that others will not gain access to these trade secrets, that such agreements will be honored or that we will be able to effectively protect our rights to unpatented trade secrets. Moreover, we cannot assure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

In June 2001, we and Abbott filed a patent infringement suit in the United States District Court for the Western District of Pennsylvania against Mylan Laboratories, Inc. The suit alleges infringement of U.S. Patent numbers 5,733,888, 5,972,992, 5,977,164, 6,140,359, and 6,306,894 which relate to paclitaxel. Mylan has asserted defenses that if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents could have a material adverse affect on us.

Government Regulation and Product Approvals

Our paclitaxel is currently approved for commercial sale in the U.S., Australia, Israel and more than 25 other countries in the Middle East, Asia and Latin America. We are currently working to obtain clearance to market our paclitaxel in Europe. Although we initially received approval to market our product in Finland in 2002, that approval has been contested by Bristol on the grounds of data exclusivity, and is currently not enforceable. We believe that we will be approved to sell in the major European markets in 2004. Together with JCR, we are also planning to obtain approval to sell our paclitaxel in Japan.

Even in those countries where we have already obtained approval for a pharmaceutical product, we must also comply with numerous government regulations. For example, our manufacturing systems must conform to the FDA’s regulations on current Good Manufacturing Practices. In complying with these regulations, manufacturers must continue to expend time and resources in order to ensure compliance. Thus, even though we have regulatory approval for paclitaxel, our current and any future facilities are subject to periodic review and inspections by the FDA or other regulatory authorities. The FDA, the Australian TGA and the European EMEA have inspected our paclitaxel manufacturing facilities and have found them to be in compliance with applicable regulations and to be acceptable for the manufacture of bulk paclitaxel. Subsequent discovery of previously unknown problems with a product or our manufacturing facilities may result in restrictions, including withdrawal of the product from the market.

We have filed Drug Master Files (DMFs) and other documents describing portions of our proprietary manufacturing processes with regulatory agencies in the U.S., Australia and Europe, relating to the manufacture of our paclitaxel. Abbott and Mayne Pharma, referring to our DMFs, have received marketing approval for paclitaxel in the United States, Australia and other countries.

In addition to regulations regarding manufacture, we are subject to U.S. statutes and regulations applicable to exporting drugs. Those laws authorize the export of a drug without marketing approval in the U.S. to any country only if certain conditions are met.

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

Paclitaxel is our only therapeutic product which has been approved for commercial sale. All of our other product candidates, including our Sickle Cell Disease, Huntington’s Disease, and Targeted Oncology drugs will need to undergo extensive regulatory review prior to commercial approvals. We are in the early stages of these programs and we can provide no assurance that we will be successful in our development efforts, nor can we provide assurance that we will be successful in obtaining regulatory approvals for these products.

Research, preclinical development, clinical trials, manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by governmental authorities in the U.S. and other countries. Regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products and product candidates. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

The steps required before a pharmaceutical agent may be marketed in the U.S. include preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies, the submission of an Investigational New Drug Application (IND) to the FDA for human clinical testing, the carrying out of adequate and well-controlled human clinical trials to establish the safety and efficacy, the submission of an NDA to the FDA, and FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations.

Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess safety. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations. The results of some of the preclinical tests form a part of an IND along with the proposed clinical study, and chemistry and manufacturing information. The IND process may be costly.

Clinical trials are typically conducted in three sequential phases. In Phase I, the initial introduction of the drug into a small number of healthy volunteers is undertaken. The drug is evaluated for safety. The Phase I trial must also provide pharmacological data that is sufficient to design the Phase II trials. For certain drugs such as cancer drugs Phase I trials may be conducted in patients rather than in healthy volunteers. Clinical trials must be sponsored and conducted in accordance with good clinical practice.

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

The results of the clinical trials and manufacturing, toxicology and pharmacology information are submitted to the FDA in the form of an NDA. The approval of an NDA permits commercial-scale manufacturing, marketing, distribution, and sale of the drug in the U.S. The FDA may deny a new drug application filed by us or our collaborators if the applicable scientific and regulatory criteria are not satisfied. The FDA may require additional testing or information, and may require post-approval testing, surveillance and reporting to monitor the products. The FDA may ultimately decide that an NDA filed by us or our collaborators does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked.

The regulatory pathway for our therapeutic products, including our therapy for Sickle Cell Disease and any other therapeutic products and processes involving our Gene Editing technology, may involve additional regulatory review and requirements not outlined above.

Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps and uncertainties associated with FDA approval described above.

Marketing and Sales

Paclitaxel

Currently, paclitaxel is our only pharmaceutical product approved for commercial sale. Marketing and sales of paclitaxel in the U.S. are handled by Abbott, which will also conduct marketing and sales of paclitaxel in Canada, if approved. Marketing and sales in territories covered by our agreements with Mayne Pharma are conducted by Mayne Pharma and in Israel by Tzamal. Anticipated marketing and sales, if any, in Japan will be conducted by JCR. Currently, we have no sales force and have only limited marketing capabilities. Sales to Mayne Pharma and Abbott account for a substantial portion of our revenue. As a result, the loss of Mayne Pharma or Abbott as a customer or the failure of Mayne Pharma or Abbott to successfully market our paclitaxel could have a material adverse effect on us in the absence of a comparable alternative strategic alliance arrangement.

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for product sales, financing, executive talent and intellectual property. We compete with all entities developing and producing therapeutic agents, including those for cancer treatment, many of whom have much greater capital resources and research and development capabilities.

Within the paclitaxel segment of the cancer treatment industry, competitors’ success in entering the paclitaxel market may reduce our market share and reduce the price we can charge for our paclitaxel, which could have a material adverse effect upon us. In addition, marketing is being handled exclusively by Abbott, Mayne Pharma and Tzamal within their territories. Regulatory approvals are being handled by Abbott in its territory and by Mayne Pharma in its non-European territory. Although we believe Abbott and Mayne Pharma have capable drug development and marketing abilities, we cannot assure that they will be capable or effective in gaining additional regulatory approvals on a timely basis, if at all, or be able to compete effectively with existing or new competitors within their territories.

Bristol is marketing paclitaxel commercially in the U.S., Australia, Canada, Europe and other territories. In addition, Aventis has developed a proprietary analog of paclitaxel, docetaxel, which is marketed under the trademark Taxotere®. Taxotere® is approved in the U.S., the European Union, Australia, Canada and other countries. Taxotere® is approved in the U.S. for treatment of patients with locally advanced or metastatic breast cancer after failure of prior chemotherapy, and patients with locally advanced or metastatic non-small cell lung cancer after failure of prior platinum-based chemotherapy. While treatment with Taxotere® may cause certain side effects not observed with paclitaxel, Taxotere® competes with paclitaxel, and thereby may reduce overall paclitaxel sales.

The FDA has approved several generic versions of paclitaxel. Currently Ivax Corporation, Mylan Laboratories, Inc. and Bedford Laboratories have approval to sell generic paclitaxel in the U.S. Other generic manufacturers may enter the U.S. market. In most cases, a European exclusivity period will end in 2003, ten years after Bristol’s initial approval. However, Ivax is marketing paclitaxel for Kaposi’s Sarcoma in Europe. We are aware of several other pharmaceutical companies that are in the process of developing generic paclitaxel in the U.S., Europe and elsewhere. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture that may compete with our products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

Our competitors, most notably Bristol and Aventis, have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than we do. We expect Bristol to compete intensely to maintain its dominance of the paclitaxel market. Generic competition has already caused a decline in the average price of paclitaxel, and if more competitors enter the market, the price of paclitaxel may erode even further. Our competitors may succeed in developing products that are more effective or less costly than any that may be developed by us and may receive regulatory approval before we do. Many companies and research institutions are also seeking means to obtain paclitaxel and taxanes from renewable biomass components of yew trees and other sources in order to increase paclitaxel yields, avoid environmental concerns and reduce the cost of biomass. In addition, we are aware of several potential competitors that have developed and patented or are developing various processes for producing paclitaxel and paclitaxel-related substances semisynthetically, which may allow such competitors to produce a lower-cost paclitaxel. The development by a third party of a cost-effective means to fully synthesize paclitaxel in commercial quantities or the manufacture of taxane derivatives or analogs that are more effective than paclitaxel in treating cancer could have a material adverse effect on us.

Research and Development

During the years ended December 31, 2002, 2001 and 2000, we spent approximately $16.1 million, $12.3 million, and $8.4 million respectively, on research and development activity for both paclitaxel and other product candidates. Research and development is expected to remain a significant expense of our business. Our research and development is expected to concentrate on the development of novel, targeted anti-cancer agents, and the development of novel genomic technologies, primarily in the area of Gene Editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. We anticipate bringing our Targeted Oncology program to the clinic during the first half of 2004. Our Sickle Cell Disease and Huntington’s Disease programs are expected to go into the clinic during 2004 or the beginning of 2005. However, there can be no assurance that we will be able to achieve the timing of these programs. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs.

Foreign and Domestic Operations; Export Sales

The following table sets forth, for the past three years, sales, profitability (operating income (loss)), and identifiable assets attributable to our U.S. and foreign operations (in thousands):

	Year Ended December 31,

	2002	2001	2000

U.S. Sales to Unaffiliated Customers (1)	$34,193	$15,711	$8,148
Operating Income (Loss)
U.S.	$(15,784)	$(26,444)	$(16,168)
Canada	13	(73)	(79)
Identifiable Assets
U.S	$42,435	$34,161	$34,959
Canada	2,893	2,900	3,042

____________

     (1)    Includes export sales into Australia of $7,330,000 in 2002, $7,576,000 in 2001 and $7,720,000 in 2000, as well as sales into Israel of $1,881,000 in 2002, $1,954,000 in 2001 and $288,000 in 2000.

Sales of our paclitaxel into foreign markets accounted for approximately 27% of our 2002 revenue, 60% of our 2001 revenue and 98% of our 2000 revenue.

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

Employees

As of February 28, 2003, we had 151 full-time equivalent employees. 21 of these employees hold Ph.D. or M.D. degrees. 52 employees were engaged in drug development, 10 in quality assurance, 35 in manufacturing, 46 in administration and finance, 5 in regulatory affairs, and 3 in legal. We believe that our relations with our employees are good.

Item 2

Properties

We lease 54,000 square feet of space in Boulder, Colorado, used for executive offices, research and development and commercial manufacturing. We will be terminating this lease in two phases during 2003 and in turn, we expect to lease an additional 7,000 to 10,000 square feet of administrative space by mid-2003. We lease an additional 27,000 square feet of space in Boulder, used for manufacturing, and 20,000 square feet of warehouse space, the lease for which expires in April 2003 in Weld County, Colorado. We own five acres of undeveloped land in Longmont, Colorado. We lease 5,600 square feet in Newark, Delaware, used for research and development, 1,100 square feet in Allentown, Pennsylvania, used for research and development, and 2,100 square feet of office space in New York City used for administration.

Item 3

Legal Proceedings

In June 2001, we and Abbott filed a patent infringement suit in the United States District Court for the Western District of Pennsylvania against Mylan Laboratories, Inc. The suit alleges infringement of U.S. Patent numbers 5,733,888, 5,972,992, 5,977,164, 6,140,359 and 6,306,894, all of which relate to paclitaxel. Mylan has asserted defenses that, if successful, would result in the invalidity or unenforceability of the patents. A finding of invalidity or unenforceability of the patents could have a material adverse affect on us.

Item 4

Submission of Matters to Vote of Security Holders

None.

Part II

Item 5

Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

During 2002 and prior, our common stock was traded in the Nasdaq National Market under the symbol “NPRO.” The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock.

		High	Low

2002	Fourth Quarter	$2.09	$0.61
	Third Quarter	6.18	1.12
	Second Quarter	9.23	5.04
	First Quarter	12.10	8.48

2001	Fourth Quarter	$13.00	$6.11
	Third Quarter	10.62	6.00
	Second Quarter	11.88	6.44
	First Quarter	8.25	5.53

On February 12, 2003, we announced that we had applied to transfer our common stock listing to the Nasdaq SmallCap Market. The reason for this action is that we received on February 6, 2003 a determination letter from Nasdaq Staff that we no longer met the $10.0 million shareholders’ equity requirements for continued listing on the Nasdaq National Market. On February 28, 2003, the Nasdaq staff notified us that our SmallCap Market application was approved. Our common stock continues to trade under the current symbol, NPRO.

In addition, on January 28, 2003, the Nasdaq Staff notified us that the bid price of our common stock had closed below the required $1.00 per share for 30 consecutive trading days, and, accordingly, that we did not comply with Marketplace Rule 4450(a)(5). We will be provided until July 28, 2003, to regain compliance with this requirement.

Stockholders

As of December 31, 2002, we had 264 stockholders of record.

Dividends

To date, we have not paid any dividends on our common stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future, if at all.

Sales of Unregistered Securities

During 2002, we issued 200,000 shares of common stock to the University of Delaware associated with a 20-year Gene Editing technology license. The license provides for research and patent funding commitments and payments in common stock. To date, we have issued 300,000 shares under the license agreement. Assuming we do not cancel the license, we will issue an additional 900,000 shares in 100,000 share-per-year increments on the license anniversaries. We may, at our option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at NaPro’s option. If terminated, no further shares would be issued.

In February 2002, we sold 888,889 shares of common stock and $8.0 million principal amount of five-year 4% debentures convertible into common stock at $15 per share. As issuances to accredited investors not involving any public offering, the sales were exempt from registration under Section 4(2) of the Securities Act and Regulation D thereunder. In August 2002, we issued 47,973 shares of common stock in lieu of cash interest payments.

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

Item 6

Selected Financial Data

The selected financial data presented below for each year in the five years ended December 31, 2002, are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with our consolidated financial statements at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and the related Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Product sales	$34,193	$15,711	$8,148	$7,592	$4,952

Expenses:
Cost of sales	23,976	19,354	6,835	6,320	6,263
Research and development	16,112	12,312	8,356	6,014	3,898
General and administrative	9,876	8,596	6,959	5,901	6,270
Asset writedowns	—	1,966	2,245	146	1,899

	49,964	42,228	24,395	18,381	18,330

Operating loss	(15,771)	(26,517)	(16,247)	(10,789)	(13,378)
Other income (expense):
License fee income	8,902	1,092	—	2,320	11,110
Interest income	267	793	372	309	550
Interest expense	(2,063)	(1,136)	(750)	(842)	(902)

Net loss	$(8,665)	$(25,768)	$(16,625)	$(9,002)	$(2,620)

Net loss attributable to common stockholders	$(8,665)	$(25,768)	$(16,625)	$(10,213)	$(3,212)

Basic and diluted net loss per common share	$(0.29)	$(0.93)	$(0.69)	$(0.50)	$(0.22)

Weighted average common shares outstanding	29,606	27,585	23,924	20,554	14,642

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term securities	$6,762	$10,144	$18,982	$1,937	$7,441
Working capital	18,843	13,582	23,168	2,915	7,121
Total assets	45,328	37,061	38,001	19,257	25,666
Long term debt, net of current maturities	19,861	19,846	14,953	4,723	80
Deferred income, long term	5,887	6,508	—	—	—
Senior convertible debt, long term portion	—	—	—	—	5,176
Senior convertible redeemable preferred stock	—	—	—	—	3,805
Convertible debt	5,151	—	—	—	—
Minority interest	—	—	—	622	622
Accumulated deficit	(103,678)	(95,013)	(69,245)	(52,620)	(43,618)
Stockholders’ equity	6,796	1,137	18,587	11,133	10,884

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of NaPro BioTherapeutics, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Certain statements set forth below constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the “Reform Act.” See “Special Note Regarding Forward Looking Statements.”

General

We are a pharmaceutical company focused in three distinct areas: the production and sale of paclitaxel, an approved cancer drug; the development of Targeted Oncology products, and the development of novel genomic technologies, primarily in the area of Gene Editing for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. Our first and only commercialized product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. In addition to our efforts with paclitaxel and genomics, we are also working on several types of compounds that we believe have promising activity as anti-cancer agents. We believe some of these agents function by novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

We continue to incur substantial research and development expense related to the development of novel, targeted anti-cancer agents, and the development of novel genomic technologies, primarily in the area of Gene Editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics,as well as the improvement of our paclitaxel yield, the reduction of our long-term cost of product and the development of our semisynthesis process. Accordingly, we have incurred significant losses, including losses of $8.7 million, $25.8 million and $16.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our accumulated deficit was $103.7 million as of December 31, 2002. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends primarily upon the successful commercialization of our worldwide paclitaxel program. Our strategy for that program has been to form strategic alliances through long-term exclusive agreements with established pharmaceutical companies. In 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott Laboratories (Abbott) to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an ANDA with the FDA for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002. We received an approval for a second ANDA on August 1, 2002, which provides for greater manufacturing flexibility for the generic paclitaxel product.

In connection with the Abbott agreement, we may receive total funding of up to $118.0 million in the form of up to $30.0 million in development milestones, up to $57.0 million in marketing milestones, $20.0 million in secured debt, and $11.0 million in equity investments. Marketing milestones are based upon certain annual sales levels, the majority of which are unlikely to be achieved given the current pricing of paclitaxel. Through December 31, 2002, and excluding product sales, we received $40.0 million under the agreement, including $11.0 million in equity investments in exchange for 2,000,000 shares of our common stock, $9.0 million in development milestones, and $20.0 million in secured debt.

Of the $30.0 million of potential development-related milestone payments, we received $1.0 million upon execution of our agreement with Abbott in July 1999. With the approval of our ANDA, and upon commencement of commercial sales, we received an $8.0 million payment in May 2002. Thus, $21.0 million in possible development milestones remain. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work, which is not currently anticipated.

We have received $20.0 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our paclitaxel inventories, and specific assets which relate to the manufacture of paclitaxel, are collateralized as security for the debt. Abbott’s only recourse in the event of our default on the debt is to these specific assets.

Contingent upon achieving certain commercial sales thresholds for all approved formulations of paclitaxel over several years, we may receive marketing milestone payments from Abbott of up to $57.0 million. Given the current pricing of paclitaxel, we believe that the majority of these annual sales thresholds are unlikely to be achieved.

Under terms of the agreement, Abbott purchases bulk drug from us. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to us and to give us twelve months prior written notice. Since the approval of generic paclitaxel in mid-2001, the selling price of paclitaxel has fallen significantly, and may continue to do so. We receive a fixed price payment of $500 per gram, upon delivery of paclitaxel to Abbott, plus a quarterly royalty payment, if any. The royalty payment is a percentage of sales recorded by Abbott less any product payment already paid to us. The percentage of sales varies each year based upon total sales in that year recorded by Abbott. We do not anticipate receiving significant royalty payments given the current price of the drug.

In 1992, we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd. (Faulding), a large Australian pharmaceutical company, for the clinical development, sale, marketing and distribution of paclitaxel. In October 2001, Faulding was acquired by Mayne-Nickless Limited, an Australian based health care provider and logistics operator. As a result, Faulding is now known as Mayne Pharma. Mayne Pharma actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, we amended the Mayne Pharma agreement to, among other things, add additional countries to Mayne Pharma’s exclusive territory. In

2001, we entered into a separate agreement with Mayne Pharma covering development and sale of paclitaxel in Europe. We cannot assure that we will receive regulatory approval in any of the major markets in Europe. Should we receive approval, Mayne Pharma will then market and sell our paclitaxel in Europe. We and Mayne Pharma will share equally the net sales of the product in Europe. Including the new agreement for Europe, the Mayne Pharma territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Mayne Pharma has received marketing approval for, and is selling paclitaxel as ANZATAX™ in more than 25 countries.

In July 2002, the European Patent Office, Opposition Division, ruled that NaPro’s currently issued paclitaxel formulation patent in the European Patent Convention is invalid. We have appealed this ruling and expect the appeal to be heard within the next 36 months. We do not believe this decision will have any effect outside of the jurisdiction of the European Patent Office; nor will it affect our ability to enter the market in Europe as regulatory approvals are received. We also do not believe this patent decision will affect our revenues or earnings through calendar year 2003.

In January 2001, we received approval in Israel to sell paclitaxel under the trade name Biotax™. We have established an exclusive supply and distribution agreement with Tzamal Pharma (Tzamal) for the development and distribution of paclitaxel in Israel. The Israeli Ministry of Health has approved Biotax for use in treating a variety of cancers.

In June 2001, we and JCR Pharmaceuticals Co., Ltd. (JCR) entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. Under the agreement, we will be responsible for manufacturing and supplying the finished drug. We and JCR will jointly be responsible for the clinical and regulatory program necessary for seeking approval to market paclitaxel in Japan. JCR will be responsible for the sales and distribution of the product in Japan upon its approval. We cannot assure, however, that we will receive regulatory approval of paclitaxel in Japan, or that we and our strategic partner will successfully market it.

Research and Development

Research and development are major activities for us. We discussed the nature and status of our research and development in depth in this Form 10-K annual report in Item 1-Business, in the General, Paclitaxel, Paclitaxel Strategic Alliances, Biomass, Paclitaxel Manufacturing, Targeted Oncology, Genomics, Patents and Proprietary Technology, Government Regulation and Product Approvals, Competition and Research and Development sections, and in the General section of this Management’s Discussion and Analysis.

We have incurred the following expense on research and development projects, including process improvements in our paclitaxel business (in thousands):

	2002	2001	2000

Oncology	$9,933	$10,186	$8,252
Genomics	6,179	2,126	104

	$16,112	$12,312	$8,356

Research and development is expected to remain a significant expense of our business. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. We currently expect to concentrate on the development of novel, targeted anti-cancer agents, and the development of novel genomic technologies, primarily in the area of Gene Editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. We anticipate bringing our Targeted Oncology program to the clinic during the first half of 2004. Our Sickle Cell Disease and Huntington’s Disease programs are expected to go into the clinic during 2004 or the beginning of 2005. However, there can be no assurance that we will be able to achieve the timing of these programs. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs. Continued development of these programs is dependent upon additional capital. We cannot assure that we will be able to obtain such capital on terms, which are acceptable to us. We have included a number of the risks and uncertainties associated with completing development on schedule in the Special Note Regarding Forward-looking Statements, below.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Product Sales. Product sales for 2002 were $34.2 million, an increase of $18.5 million from the prior year. The increase during 2002 was primarily attributable to shipments to Abbott as a result of our FDA approval on May 8, 2002. Sales to Abbott for the current year were $24.9 million, an increase of $18.8 million from 2001. Sales to Mayne Pharma for the current year were $7.3 million, a decrease of $200,000 from the prior year. Sales to Tzamal for the current year were $1.9 million, a decrease of $100,000 from the prior year. Future sales are difficult to predict and are expected to vary from year to year depending upon numerous demand and competitive factors. Among these factors are: the relationship of competitors with their customers, the relationship of Abbott, Mayne Pharma and Tzamal with its customers and the amount of competitor product in the distribution channel.

Cost of Sales. Cost of sales for 2002 was $24.0 million, an increase of $4.6 million from the prior year. The increase was primarily attributable to an increase in volume produced, which was partially offset by a decrease in unit production cost due to improved yields and increased productivity. As a result, the gross margin increased to 29.9% in 2002 from a negative 23.2% in the prior year. We continue to look for improvements and cost saving measures to improve our gross margin in future periods.

Research and Development Expense. Research and development expense for 2002 was $16.1 million, an increase of $3.8 million from 2001. Genomics research and development increased $4.1 million from 2001, while oncology research and development decreased $300,000 from the prior year. The increase was primarily due to increased staffing ($2.1 million), legal costs associated with patent development ($1.4 million) and occupancy costs associated with development facilities ($400,000). These amounts were partially offset by a reduction in supplies expenses ($400,000), as well as a one-time charge for development costs, which we incurred in the prior year.

General and Administrative Expense. General and administrative expense for 2002 was $9.9 million, an increase of $1.3 million from 2001. The increase was primarily due to increased staffing ($1.2 million), general legal expenses ($900,000), insurance ($200,000) and services provided by third parties ($200,000). These amounts were partially offset by reductions in a number of areas, including supplies and recruiting expenses.

License Fee Income. License fee income for 2002 was $8.9 million, an increase of $7.8 million from 2001. The increase was attributable to our receipt of a one-time milestone payment of $8.0 million from Abbott upon commencement of commercial sales in the United States.

Interest Income. Interest income for 2002 was $300,000, a decrease of $500,000 from the prior year. The decrease was attributable to lower average balances of interest-bearing investments, as well as lower interest rates.

Interest Expense. Interest expense for 2002 was $2.1 million, an increase of $1.0 million from the prior year. The increase was primarily attributable to the issuance of $8.0 million in convertible debt during the first quarter of 2002, including amortization of the discount attributable to the conversion feature.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Product Sales. Product sales for 2001 were $15.7 million, an increase of $7.6 million from the prior year. Sales to Abbott for 2001 were $6.1 million, an increase of $6.1 million from 2000. Sales to Mayne Pharma for 2001 were $7.6 million, a decrease of $100,000 from 2000. Sales to Tzamal for 2001 were $2.0 million, an increase of $1.7 million from 2000.

Cost of Sales. Cost of sales for 2001 was $19.4 million, an increase of $12.6 million from 2000. The increase was primarily attributable to a 141% increase in volume ($9.6 million) and an increase in unit production cost ($1.6 million). The unit production cost increased as we rapidly expanded capacity by modifying equipment for increased volume and by adding shifts, resulting in training and other start-up cost.

Research and Development Expense. Research and development expense for 2001 was $12.3 million, an increase of $3.9 million from 2000. Genomics research and development increased $2.0 million from 2000, while oncology research and development increased $1.9 million from the prior year.

General and Administrative Expense. General and administrative expense for 2001 was $8.6 million, an increase of $1.6 million from 2000. The increase is primarily attributable to increased staffing ($1.0 million) and increased consulting expense ($600,000).

Asset Writedowns. Asset writedowns for 2001 were $1.9 million, a decrease of $300,000 from 2000. In 2001 we recorded a $1.0 million writedown of production equipment in the Boulder extraction facility related to operations that we transferred to a lower cost third party vendor. We expensed preliminary engineering and design cost of a considered new production facility when we determined that we could expand capacity in our existing facilities sufficiently to meet near-term demand ($900,000).

The 2000 amount was attributable to prior construction cost that was not applicable in the redesign of the manufacturing facilities in Boulder, Colorado.

License Fee Income. License fee income for 2001 was $1.1 million. There was no similar amount in 2000. Although license fees and milestone payments are unusual and may be non-recurring, $7.5 million was received under the Mayne Pharma European agreement and $1.5 million under the JCR Japanese agreement. The 2001 income represents amortization of these payments.

Interest Income. Interest income for 2001 was $800,000, an increase of $400,000 from 2000. The increase was primarily attributable to higher overall balances of interest bearing investments.

Interest Expense. Interest expense for 2001 was $1.1 million, an increase of $300,000 from 2000. The increase was primarily attributable to a higher balance on the Abbott loan.

Liquidity and Capital Resources

Our capital requirements have been, and will continue to be, significant. As of December 31, 2002, we had a working capital balance of $18.8 million compared to a working capital balance of $13.6 million as of December 31, 2001. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $62.6 million, with the exercise of warrants and options of $8.0 million and with net borrowing of $27.8 million.

In February 2002, we sold privately $8.0 million of common stock issued at $9 per share and $8.0 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. The net proceeds were $15.6 million. As part of this transaction, we recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. During the first quarter of 2002, we filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock, common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. In July 2002, the registration statement was declared effective by the SEC. NaPro may pay the debenture interest in cash or common stock at its option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. The conversion price of the common stock in such a circumstance could be materially below the price at which we otherwise would be willing to issue our common stock. Issuance of common stock at such a price could result in substantial dilution to our other stockholders and could have a material adverse effect on the market price of our common stock.

In December 2002, we acquired the genomics business of Pangene Corporation for $1.3 million in cash and assumption of debt obligations totaling approximately $65,000. The acquisition consisted primarily of patents and intellectual property relating to Pangene’s homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. The purchase price was allocated to intangible assets totaling $987,000, fixed assets and software of $183,000, and other current assets of $44,000. In process research and development of $151,000 was expensed at the time of the acquisition. We will amortize intangible assets over 5 to 15 years, and fixed assets and software over 3 years. In connection with this agreement, we acquired additional patents in January 2003 in the amount of $400,000.

In November 2000, we entered into a 20-year Gene Editing technology license with the University of Delaware and Thomas Jefferson University relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. To date, we have issued 300,000 shares under the license agreement. Assuming we do not cancel the license, we will issue an additional 900,000 shares in 100,000 share-per-year increments on the license anniversaries. We may, at our option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at NaPro’s option. If terminated, no further shares would be issued. We have committed to fund at least $300,000 in research under this agreement during 2003.

We believe existing capital and projected 2003 sales, as well as the conversion of current inventory and accounts receivable, will provide adequate capital to fund our operations and capital expenditures in 2003. However, pharmaceutical development is a costly and time consuming process. We may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. As a result, we may seek additional capital. We cannot assure that we will be able to obtain such capital on terms, which are acceptable to us.

Working Capital and Cash Flow Cash and cash equivalents decreased $3.4 million to $6.8 million for the year ended December 31, 2002 from $10.1 million at December 31, 2001. During 2002, net cash used in operating activities of $12.9 million and in investing activities of $6.1 million was partially offset with net cash provided by financing activities of $15.6 million.

Inventory was $13.2 million at December 31, 2002, of which $3.8 million is classified as non-current. Non-current inventory consists of raw materials which are not expected to be utilized during 2003, due to the timing of biomass harvests and anticipated future changes to our production process. The amount of inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of seasonal biomass harvests. Inventory balances may vary significantly during product development, launch periods and during seasonal harvests.

Accounts receivable was $9.3 million at December 31, 2002. We anticipate that the level of our accounts receivable will decrease significantly during 2003.

Capital Expenditures We spent $4.8 million during 2002 for capital projects. These expenditures primarily included manufacturing capacity expansion, plantation cost and laboratory equipment purchases.

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

We anticipate a significant reduction of capital expenditures during 2003. The primary focus of capital spending during 2003 is expected to be in our research and development areas. Although we may seek additional long-term financing to fund capital expenditures, we cannot assure that we can obtain such financing on terms, which are acceptable to us.

Net Operating Loss Carryforwards As of December 31, 2002, we had approximately $87.0 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders.

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

Use of Estimates Policy: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Inventory Policy: We state inventory at the lower of cost or market using the first-in, first-out method. Inventory, which is not expected to be utilized during 2003, has been classified as a non-current asset. We periodically review the composition of our inventory for slow-moving and obsolete items. If deemed appropriate, we record a reserve against those inventory items.

Plantation Cost Policy: We have determined the cultivation of renewable sources of biomass to be used in the manufacture of paclitaxel is a technically feasible business strategy. Paclitaxel is a naturally occurring cancer-fighting compound found in certain species of yew (Taxus) trees. We capitalize plantation expenditures incurred prior to the first commercial harvest on each planting of trees. Plantation expenditures include the acquisition cost of trees and the related cost of planting and growing. We deplete such cost using estimated units of production over the expected number of annual harvests. The number and timing of harvests can vary depending on product demand.

Long-Lived Assets Policy: In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets, we review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired. If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.

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

The table below summarizes our future contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Notes Payable	$20,122	$102	$20,020	$—	$—
Convertible Debentures	8,000	—	—	8,000	—
Operating leases	3,844	1,445	2,163	151	85

Total	$31,966	$1,547	$22,183	$8,151	$85

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

•          the timing and amount of sales of paclitaxel to our strategic partners;

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•          competition from Bristol-Myers Squibb Company, IVAX Corporation, Aventis S.A., Mylan Laboratories, Inc., and other producers of paclitaxel and other drugs;

•          the ability to obtain European or Japanese regulatory approvals for paclitaxel or a delay in such approvals;

•          technological advances in cancer treatment and drug development that may make paclitaxel obsolete;

•          the risks associated with patent litigation;

•          the ability to obtain rights to technology;

•          competition in the field of genomics therapeutics, reagents, services and diagnostics;

•          the ability to obtain, maintain and enforce patents;

•          the ability to maintain trade secrets;

•          the ability to obtain raw materials and commercialize manufacturing processes;

•          the effectiveness of other pharmaceuticals we develop in treating disease;

•          the results of preclinical and clinical studies for ourselves and our competitors;

•          the ability to fund preclinical and clinical studies;

•          the results of research and development activities;

•          the ability to fund research and development activities;

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

•          our ability to meet all applicable Nasdaq or Nasdaq SmallCap requirements for continued listing of our common stock;

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

Item 7A

Quantitative and Qualitative Disclosures about Market Risk.

During 2002, we sold a significant amount of paclitaxel to Mayne Pharma. Under the Mayne Pharma agreement, Mayne Pharma pays us a fixed percentage of their sales price for paclitaxel. Each year, Mayne

Pharma estimates the sales price it will receive in the upcoming year, and, based upon that estimate, we determine the price we will charge Mayne Pharma. We recognize the corresponding sales at the time of shipment to Mayne Pharma. However, Mayne Pharma’s actual selling price may differ from that estimated. Pursuant to the agreement, Mayne Pharma is obligated to provide us with their calculation of the actual sales price for sales made during the preceding year, and an adjustment is calculated that may increase or decrease our sales of products to Mayne Pharma during that year.

Mayne Pharma’s sales are made in the currencies of each of the countries in which it sells paclitaxel. As a result, our sales are affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, currency fluctuations were a significant factor in reductions in the price we charged Mayne Pharma. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Mayne Pharma, there could be a material adverse effect on our earnings and cash flow. We currently record a reserve for potential Mayne Pharma pricing adjustments based upon historical experience and periodic reporting provided by Mayne Pharma. Our sales to JCR, if and when they occur, will be subject to the same risk.

Certain statements set forth in Item 7A may constitute “forward-looking statements.” See “Special Note Regarding Forward-looking Statements.”

Item 8

Financial Statements and Supplementary Data

The information required by this item begins at Page F-1.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

Part III

Item 10

Directors and Executive Officers of the Registrant

The information concerning our directors and executive officers is incorporated by reference to the section entitled “Election of Directors” in our definitive Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the Proxy Statement).

Item 11

Executive Compensation

The section entitled “Executive Compensation” appearing in our Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the SEC.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section labeled “Security Ownership of Directors and Executive Officers and Certain Beneficial Owners” appearing in our Proxy Statement is incorporated herein by reference.

Item 13

Certain Relationships and Related Transactions

The section labeled “Certain Relationships and Related Transactions” appearing in our Proxy Statement is incorporated herein by reference.

Item 14

Controls and Procedures

(a) The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

(b) The Company also maintains a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company’s financial reporting, the effectiveness and efficiency of the Company’s operations and the Company’s compliance with applicable laws and regulations. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the date of such evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

The Financial Statement Index is on Page F-1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.

Exhibits and Reports on Form 8-K

We filed a Current Report on Form 8-K dated January 24, 2003 reporting the change in our fiscal year.

We filed a Current Report on Form 8-K dated February 13, 2003 reporting the application for the transfer of our common stock to the Nasdaq SmallCap Market.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996 (1)

3.2	Certificate of Amendment dated September 29, 1998 to the Amended and Restated Certificate of Incorporation of the Company (2)

3.3	Certificate of Amendment dated September 13, 2000 to the Amended and Restated Certificate of Incorporation of the Company (3)

3.4	Bylaws of the Company as amended through December 2000 (4)

3.5	Certificate of Designation for Convertible Preferred Stock, Series A (5)

3.6	Certificate of Designation for Series B Junior Participating Preferred Stock (6)

3.7	Certificate of Designation for Series C Senior Convertible Preferred Stock (7)

4.1	Common Stock Certificate (8)

4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent (9)

4.3	Form of 4% Convertible Subordinated Debenture due 2007 (10)

6	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.4

10.1*	Company’s 1993 Stock Option Plan (8)

10.2*	Amendment dated December 11, 2000 to the Company’s 1993 Stock Option Plan (4)

10.3*	Company’s 1994 Long-Term Performance Incentive Plan, as amended and restated effective June 21, 2001 (11)

10.4	Company’s 1998 Stock Incentive Plan as amended and restated effective September 25, 2001 (11)

10.5*	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin (16)

10.6*	Employment Agreement effective October 1, 2001 between the Company and Sterling Ainsworth (16)

10.7*	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia (16)

10.8*	Employment Agreement effective October 1, 2001 between the Company and Gordon Link (16)

10.9*	Employment Agreement effective October 1, 2001 between the Company and Kai Larson (16)

10.10*	Employment Agreement effective October 1, 2001 between the Company and David Denny (16)

10.11*	Employment Agreement effective October 1, 2001 between the Company and James McChesney (16)

10.12*	Employment Agreement effective October 1, 2001 between the Company and Steve Bannister (16)

10.13*	Employment Agreement effective October 1, 2001 between the Company and Brenda Fielding (16)

10.14	Second Amended and Restated Master Agreement dated June 5, 2000 between the Company and F.H. Faulding & Co., Ltd. (12)

10.15	European Agreement dated March 2, 2001 between the Company and F.H. Faulding & Co., Ltd. (4)

10.16	Development, License and Supply Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories (14)

10.17	Loan and Security Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories (14)

10.18	Stock Purchase Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories (14)

10.19	Amendment dated June 23, 2000 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories (15)

10.20	Amendment dated June 23, 2000 to Stock Purchase Agreement by and between the Company and Abbott Laboratories (15)

10.21	Amendment dated November 28, 2001 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories (16)

10.22	License Agreement dated November 21, 2000 by and between the Company and The University of Delaware and Thomas Jefferson University (4)

10.23+	Release and License Agreement dated November 28, 2001 by and between Bristol-Meyers Squibb Co. and the Company (16)

10.24	Lease dated October 16, 1995 between the Company and Gunbarrel Facility L.L.C. (13)

10.25	First Amendment to Lease November 27, 1995 between the Company and Gunbarrel Facility L.L.C. (13)

10.26	Form of Subscription Agreement including Registration Rights (4)

10.27	Securities Purchase Agreement dated February 13, 2002 between T/L Ventures, Inc. and the Company (10)

10.28	Registration Rights Agreement dated February 13, 2002 between T/L Ventures, Inc. and the Company (10)

10.29	Agreement dated November 7, 2001 between R. J. Reynolds Tobacco Company and the Company (16)

10.30	Agreement dated December 31, 2002 between Pangene Corporation and the Company

10.31	Fourth Amendment to lease between the Company and Gunbarrel Facility L.L.C.

21.1	List of Subsidiaries (16)

23.1	Consent of Ernst & Young LLP

99	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

______________

      *   A management compensation plan.

      +   Portions have been omitted pursuant to a request for confidential treatment.

   (1)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1996 (File No. 0-24320).

   (2)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24320).

   (3)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 0-24320).

   (4)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24320).

   (5)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 20, 1995 (File No. 0-24320)

   (6)   Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 8, 1996 (File No. 0-24320).

   (7)   Incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on December 16, 1997 (File No. 333-42419)

   (8)   Incorporated herein by reference to the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).

   (9)   Incorporated herein by reference to the Registration Statement on Form 8-A12G/A of the Company, filed with the Commission on October 23, 2001 (File No. 0-24320)

 (10)   Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated February 13, 2002 (File No. 0-24320).

 (11)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 (File No. 0-24320).

 (12)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000 (File No. 0-24320).

 (13)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-24320).

 (14)   Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated July 23, 1999 (File No. 0-24320).

 (15)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2000 (File No. 0-24320).

 (16)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320).

Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, NaPro caused this report on Form 10-K to be signed on its behalf.

NAPRO BIOTHERAPEUTICS, INC.
By: /s/ LEONARD P. SHAYKIN	March 26, 2003

Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer

Pursuant to the Exchange Act, this report has been signed on behalf of NaPro BioTherapeutics, Inc. and in the capacities indicated.

/s/ LEONARD P. SHAYKIN	Chairman of the Board of Directors, Chief Executive Officer	March 26, 2003

Leonard P. Shaykin

/s/ STERLING K. AINSWORTH	Vice Chairman, President, Chief Scientific Officer, Director	March 26, 2003

Sterling K. Ainsworth, Ph.D.

/s/ PATRICIA A. PILIA	Executive Vice President, Director	March 26, 2003

Patricia A. Pilia, Ph.D.

/s/ GORDON LINK	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 26, 2003

Gordon Link

/s/ SANFORD D. GOLDBERG	Controller (Principal Accounting Officer)	March 26, 2003

Sanford D. Goldberg

/s/ EDWARD L. ERICKSON	Director	March 26, 2003

Edward L. Erickson

/s/ GEORGE M. GOULD	Director	March 26, 2003

George M. Gould

	Director	March 26, 2003
Arthur H. Hayes, Jr., M.D.

/s/ MARC J. OSTRO	Director	March 26, 2003

Marc J. Ostro, Ph.D.

/s/ RICHARD N. PERLE	Director	March 26, 2003

The Honorable Richard N. Perle

/s/ ROBERT E. POLLACK	Director	March 26, 2003

Robert E. Pollack, Ph.D.

CERTIFICATION

I, Leonard P. Shaykin, certify that:

1.        I have reviewed this annual report on Form 10-K of NaPro BioTherapeutics, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ LEONARD P. SHAYKIN

Leonard P. Shaykin Chairman of the Board of Directors Chief Executive Officer

CERTIFICATION

I, Gordon Link, certify that:

1.        I have reviewed this annual report on Form 10-K of NaPro BioTherapeutics, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ GORDON LINK

Gordon Link Senior Vice President and Chief Financial Officer

NaPro BioTherapeutics, Inc. and Subsidiaries
Financial Statements
Index to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders
NaPro BioTherapeutics, Inc.

We have audited the accompanying consolidated balance sheets of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Denver, Colorado February 21, 2003

NaPro BioTherapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$6,762	$10,144
Accounts receivable	9,340	3,745
Inventory	9,397	8,098
Prepaid expense and other current assets	977	1,165

Total current assets	26,476	23,152

Property, plant and equipment, net	13,731	13,454
Inventory – raw materials	3,781	—
Other assets	1,340	455

Total assets	$45,328	$37,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,234	$6,513
Accrued payroll and payroll taxes	1,147	1,473
Notes payable - current portion	102	184
Deferred income	1,150	1,400

Total current liabilities	7,633	9,570

Notes payable - long term	19,861	19,846
Deferred income - long term	5,887	6,508

Convertible debentures - related party	5,151	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 66,000,000 and 45,000,000 shares authorized in 2002 and 2001, respectively; 29,964,292 and 28,706,195 shares issued in 2002 and 2001, respectively	225	215
Additional paid-in capital	110,430	96,776
Accumulated deficit	(103,678)	(95,013)
Treasury stock, 54,306 and 254,306 shares at cost in 2002 and 2001, respectively	(181)	(841)

Total stockholders’ equity	6,796	1,137

Total liabilities and stockholders’ equity	$45,328	$37,061

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Product sales	$34,193	$15,711	$8,148

Expenses:
Cost of sales	23,976	19,354	6,835
Research and development	16,112	12,312	8,356
General and administrative	9,876	8,596	6,959
Asset writedowns	—	1,966	2,245

	49,964	42,228	24,395

Operating loss	(15,771)	(26,517)	(16,247)

Other income (expense):
License fee income	8,902	1,092	—
Interest income	267	793	372
Interest expense	(2,063)	(1,136)	(750)

Net loss	$(8,665)	$(25,768)	$(16,625)

Basic and diluted loss per share	$(0.29)	$(0.93)	$(0.69)

Weighted average shares outstanding	29,606	27,585	23,924

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

	Nonvoting Common Stock	Common Stock	Number of Common Shares Issued	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 1999	$3	$176	23,482,671	$65,358	$(52,620)	$(1,784)	$11,133

Contribution of 133,982 shares of common stock from treasury at $6.44 per share to retirement plans	—	—	—	420	—	442	862

Issuance of common stock to retirement plan	—	—	25,000	186	—	—	186

Issuance of common stock upon completion of milestone	—	5	711,111	3,995	—	—	4,000

Issuance of common stock options in exchange for consulting services	—	—	—	27	—	—	27

Exercise of stock options and warrants	—	2	301,646	565	—	—	567

Private placement of common stock	—	15	2,000,000	15,741	—	—	15,756

Issuance of common stock for compensation	—	1	60,444	472	—	—	473

Issuance of common stock for in-licensing of genomics technology	—	1	100,000	993	—	—	994

Issuance of stock and warrants in connection with private placement	—	—	—	592	—	—	592

Exchange of subsidiary’s preferred stock for common stock	—	1	77,272	621	—	—	622

Net loss	—	—	—	—	(16,625)	—	(16,625)

Balance at December 31, 2000	$3	$201	26,758,144	$88,970	$(69,245)	$(1,342)	$18,587

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (continued)
(Dollars in thousands)

	Nonvoting Common Stock	Common Stock	Number of Common Shares Issued	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2000	$3	$201	26,758,144	$88,970	$(69,245)	$(1,342)	$18,587

Contribution of 151,579 shares of common stock from treasury at $9.50 per share to retirement plans	—	—	—	939	—	501	1,440

Issuance of common stock upon completion of milestone	—	7	888,889	4,993	—	—	5,000

Issuance of stock options in exchange for consulting services	—	—	—	531	—	—	531

Issuance of common stock for compensation	—	—	4,636	29	—	—	29

Exercise of stock options and warrants	—	4	659,526	1,314	—	—	1,318

Conversion of non-voting common stock to common stock	(3)	3	395,000	—	—	—	—

Net loss	—	—	—	—	(25,768)	—	(25,768)

Balance at December 31, 2001	—	215	28,706,195	96,776	(95,013)	(841)	1,137

Contribution of 200,000 shares of common stock from treasury at $9.50 per share to retirement plans	—	—	—	1,240	—	660	1,900

Issuance of common stock for in-licensing of genomics technology	—	2	200,000	961	—	—	963

Issuance of stock options in exchange for consulting services	—	—	—	93	—	—	93

Issuance of common stock for compensation	—	—	19,587	164	—	—	164

Issuance of common stock for payment of interest expense	—	—	47,973	148	—	—	148

Exercise of stock options and warrants	—	1	101,648	216	—	—	217

Issuance of common stock in connection with private placement, net of issuance costs	—	7	888,889	7,775	—	—	7,782

Discount on convertible debentures issued in connection with private placement	—	—	—	3,057	—	—	3,057

Net loss	—	—	—	—	(8,665)	—	(8,665)

Balance at December 31, 2002	$—	$225	29,964,292	$110,430	(103,678)	$(181)	$6,796

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(8,665)	$(25,768)	$(16,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,267	1,559	1,805
Accretion of debt issue cost	82	40	40
Amortization of debt discount	386	—	—
Accretion of license fee income	(902)	(1,092)	—
In-process research and development expensed in connection with acquired assets of Pangene	151	—	—
License fees paid with common stock	718	1,014	83
Retirement contributions paid with common stock	1,900	1,440	862
Compensation paid with common stock, options and warrants	257	560	344
Interest expense paid with common stock	148	—	—
Asset writedowns	—	1,966	2,245
Biomass development cost	—	453	—
Changes in operating assets and liabilities:
Accounts receivable	(5,565)	(2,332)	3
Inventory	(2,755)	(819)	(968)
Prepaid expense and other assets	519	(922)	110
Accounts payable	(1,139)	3,142	1,197
Accrued liabilities	(326)	518	398
Deferred income	—	9,000	—

Net cash used in operating activities	(12,924)	(11,241)	(10,506)

Investing activities:
Additions to property and equipment	(4,760)	(8,817)	(3,641)
Acquisition of assets from Pangene Corporation	(1,300)	—	—

Net cash used in investing activities	(6,060)	(8,817)	(3,641)

Financing activities:
Proceeds from convertible debentures and notes payable, net of issuance cost	8,088	5,334	10,562
Payments of notes payable	(485)	(432)	(285)
Proceeds from sale of common stock and the exercise of common stock options and warrants, net of issuance cost	7,999	6,318	20,915

Net cash provided by financing activities	15,602	11,220	31,192

Net (decrease) increase in cash and cash equivalents	(3,382)	(8,838)	17,045
Cash and cash equivalents at beginning of year	10,144	18,982	1,937

Cash and cash equivalents at end of year	$6,762	$10,144	$18,982

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

Supplemental schedule of non-cash investing and financing activities:
Plantation cost harvested to inventory	$2,399	$1,022	$647
Issuance of common stock to prepay license fee	105	—	994
Insurance claim for damaged inventory	100	—	—
Non-cash exercise of warrants	—	145	—
Exchange of preferred shares of subsidiary for common stock of NaPro BioTherapeutics, Inc.	—	—	622
Issuance of restricted common stock to prepay compensation	—	—	342

NaPro BioTherapeutics, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Description of Business

NaPro BioTherapeutics, Inc. (referred to herein as NaPro or Company) together with its subsidiaries is a pharmaceutical company focused in three distinct areas: the production and sale of paclitaxel, an approved cancer drug; the development of novel, targeted anti-cancer agents, and the development of novel genomic technologies, primarily in the area of Gene Editing for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. NaPro is a Delaware corporation, which was incorporated in 1991. In 1994, the Company completed an initial public offering of its common stock. The Company has incurred net losses since inception and may incur additional losses for the next several years. To date, all of NaPro’s sales have been of one product, paclitaxel, which is derived from extractions from yew trees.

Capital Requirements and Management’s Plans

The Company incurred a net loss of $8.7 million for the year ended December 31, 2002 and has an accumulated deficit of $103.7 million as of December 31, 2002. Development of the Company’s Gene Editing and Targeted Oncology products will require a commitment of substantial additional funds to conduct the costly and time-consuming research, preclinical and clinical testing necessary to bring its proposed products to market and to establish manufacturing and marketing capabilities. The Company’s future capital requirements will depend on many factors, including, among others, the progress of the Company’s research, development and drug discovery efforts, the ability of the Company to establish collaborative arrangements for clinical testing, progress with preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, competing technological and market developments, changes in the Company’s existing research relationships, determination as to the commercial potential of the Company’s potential products, effective commercialization activities and arrangements, and the cost and availability of third-party financing for capital expenditures. Management intends to address the future capital requirements of the Company through strategic alliances, potential equity and debt financing and the management of current operations as required. Management believes that its operational plans will be sufficient to allow the Company to sustain its operations through December 31, 2003. However, there can be no assurance that the Company will be able to obtain additional capital on terms which are acceptable to it.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid investments with maturities of three months or less when purchased.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and notes payable (other than the note payable to Abbott Laboratories (Abbott)) are carried at cost, which approximates fair value. The fair value of notes payable, other than the Abbott note, is estimated using discounted cash flow analysis based on our estimated current borrowing rate for similar types of arrangements. The Company has not estimated the fair value of the Abbott note due to a lack of quoted market price for such debt. The convertible debentures are carried at cost, which approximates fair market value, as NaPro recorded a discount attributable to the conversion feature (see Note 5).

Accounts Receivable and Provision for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances when the Company is aware of a specific customer’s inability to meet its financial obligations, NaPro records a specific reserve for bad debts against amounts due. For all other instances, the Company reviews the historical collections experience for its customers in determining if a provision for doubtful accounts is deemed necessary. As the Company’s receivables primarily relate to amounts due from its strategic partners and the collection of amounts due have historically been timely (see Note 12), the Company has not recorded a provision for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory, which is not expected to be utilized during 2003, has been classified as a non-current asset.

Plantation Costs

The Company capitalizes plantation costs consisting of expenditures incurred prior to the first commercial harvest of its yew trees. Plantation expenditures include the acquisition cost of trees and the related cost of planting and growing. NaPro depletes such cost using estimated units of production over the expected number of annual harvests. The estimated units of production are based upon the estimated quantities of plant material obtained in the harvests, measured in dry weight kilograms. The depletion model anticipates eight annual harvests in which the trees in a given grove are trimmed, with the whole tree being harvested in the year after the eighth annual trimming harvest. The Company takes depletion of 10% of the initial value of the grove in the first year that the grove receives a trimming harvest. However, the number and timing of harvests can vary depending on product demand and alternative sources of plant material. A given grove may not be harvested each year, and we record no depletion for the grove in which there is no harvest. If an annual trimming is skipped, the depletion for a trimming harvest the following year would be 20%, reflecting the fact that the tree would have an additional year of growth to be trimmed. Alternatively, the whole trees in one or more groves may be harvested before the ninth harvest year in order to obtain more plant material, or to reduce expenditures necessary to grow and maintain the trees. In the year the whole trees in a given grove are harvested, the Company takes depletion of the full remaining value of the grove, whenever that may be, thereby fully depleting the grove. A grove that has five annual trimmings followed by a whole tree harvest would have 10% of its value depleted in each of the five years and 50% in the year of the whole tree harvest. The period over which depletion is taken is thus determined by the number of years between the initial trimming harvest and the whole tree harvest.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment, and inventory. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the recoverability of the carrying value of long-lived assets to be held and used is evaluated based upon changes in the business environment or other facts and circumstances that suggest they may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, the Company reduces the carrying amount to the estimated fair value.

Depreciation and Amortization

Depreciation of production and lab equipment, and furniture and fixtures is computed using the straight-line method over estimated useful lives ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the improvement’s estimated useful life or remaining lease term. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

Stock Options

NaPro accounts for its stock options to employees and directors in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB No. 25, compensation expense is recorded over the vesting period only if the fair value of the underlying stock exceeds the exercise price. Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. NaPro estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate ranges of 2.51% to 5.07%, 3.75% to 5.10% and 5.01% to 5.16%; no expected dividend; volatility factor of 1.090 to 1.167, 0.974 to 0.984 and 0.984, and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options’ vesting period. NaPro’s pro forma information is as follows (in thousands, except per share amounts):

	2002	2001	2000

Net loss as reported	$(8,665)	$(25,768)	$(16,625)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(4,238)	(2,829)	(1,111)

Pro forma net loss	$(12,903)	$(28,597)	$(17,736)

Basic and diluted loss per share - as reported	$(0.29)	$(0.93)	$(0.69)

Pro forma basic and diluted loss per share	$(0.44)	$(1.04)	$(0.74)

NaPro accounts for options issued to consultants using the provisions of SFAS 123. Expense recognized in 2002, 2001 and 2000 was $93,000, $531,000 and $27,000, respectively.

Revenue Recognition

Product sales: NaPro recognizes revenue from product sales at the time of shipment, as the title passes to the customer, and the customer assumes the risks and rewards of ownership. Payments received in advance against future sales are recorded as deferred revenue until earned. See also Note 12.

License fees: Prior to 2002, NaPro capitalized license fees and amortized them to income over the estimated economic life of the license. During the second quarter of 2002, the Company revised the period during which it amortizes deferred revenue from license fees, due to the potential decline in the price of paclitaxel in the European market. Since the second quarter of 2002, the amortization period consists of amortizing 80% of fees to income over the first five years of the license, and the remaining 20% of the fees to income over the remaining period of the license. The effect of this change in estimate is not material to the consolidated financial statements.

The Company recognizes income from development milestones when the milestone is achieved and the Company has no future obligation to perform additional work associated with the given milestone.

Foreign and Domestic Operations and Export Sales; Significant Customers

Domestic and foreign financial information is as follows (in thousands):

	Year	United States	Canada	Elimin- ations	Total

Net sales to affiliated and unaffiliated customers	2002	$34,193	$—	$—	$34,193
	2001	15,711	—	—	15,711
	2000	8,148	—	—	8,148

Operating income (loss)	2002	(15,784)	13	—	(15,771)
	2001	(26,444)	(73)	—	(26,517)
	2000	(16,168)	(79)	—	(16,247)

Total identifiable assets December 31,	2002	48,394	2,893	(5,959)	45,328
	2001	40,120	2,900	(5,959)	37,061

The Company is dependent on sales to its strategic partners, Abbott Laboratories, Mayne Pharma, and Tzamal Pharma. NaPro does not require collateral to secure accounts receivable. Substantially all of NaPro’s accounts receivable at December 31, 2002 and 2001 were from these partners. Sales to these partners as a percent of total sales are as follows:

	2002	2001	2000

Abbott	73%	39%	—
Mayne Pharma	21%	48%	95%
Tzamal	6%	12%	—

Export sales are as follows (in thousands):

Sales	2002	2001	2000

Australia	$7,330	$7,576	$7,720
Other Foreign	1,881	1,954	288

Total Foreign	9,211	9,530	8,008
United States	24,982	6,181	140

Total Sales	$34,193	$15,711	$8,148

Research and Development

Research and development costs are expensed as they are incurred.

Patent Cost

All costs incurred in prosecuting and enforcing patents are expensed.

Asset Writedowns

In 2001, the Company recorded a $1.0 million writedown of production equipment in the Boulder extraction facility related to operations that were transferred to a lower cost third party vendor. The Company also expensed $900,000 related to preliminary engineering and design cost of a new production facility that was cancelled. In 2000, the Company expensed $2.2 million of previously capitalized construction costs incurred in connection with expanded production facilities deemed to be impaired.

Net Loss Per Share

Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalents from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share as their effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	2002	2001	2000

Net loss	$(8,665)	$(25,768)	$(16,625)
Denominator:
Weighted average common shares outstanding	29,606	27,585	23,924

Basic and diluted net loss per common share	$(0.29)	$(0.93)	$(0.69)

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would be antidilutive for the periods presented, amounted to 6,181,800, 5,154,714 and 4,405,769 at December 31, 2002, 2001 and 2000, respectively.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles the Company uses estimates and assumptions. Actual results could vary from these estimates.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123 to provide three alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of SFAS 123. Transition to SFAS 123 is not required by SFAS 148. The Company has elected to use the intrinsic value method of accounting for stock compensation for options granted to employees and directors in accordance with APB 25.

SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28 (APB 28), Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under Note 7, Common Stock Warrants and Options.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the effect of this new standard; however, the Company anticipates that the adoption of SFAS 146 may have a material effect on its financial position, results of operations or cash flows based upon the expected termination of leases, as well as the involuntary termination of employees during 2003.

In August 2001, the FASB issued SFAS 144, which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS 144.

SFAS 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and the fair value of the asset. With respect to a long-lived asset to be disposed of other than by sale, SFAS 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. SFAS 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to its owners in a spin-off if the carrying amount of the asset exceeds its fair value. With respect to a long-lived asset to be disposed of by sale, SFAS 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS 144 also broadens the previously existing income statement presentation requirements for discontinued operations to include a component of a business, that being the operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity, and the entity will not have any significant continuing involvement in the operations of the component. As required, NaPro adopted SFAS 144 in its consolidated financial statements for the first quarter of 2002.

Reclassifications

Certain data in the prior years consolidated financial statements has been reclassified to conform to current year presentation.

Note 2. Inventory

Inventory consists of the following as of December 31 (in thousands):

	2002	2001

Raw materials	$3,858	$4,685
Work in process	3,402	1,486
Finished goods	2,137	1,927

Total current inventory	9,397	8,098
Raw materials-long-term	3,781	—

Total inventory	$13,178	$8,098

Long-term inventory consists of raw materials which are not expected to be utilized during 2003, due to the timing of biomass harvests and anticipated future changes to our production process.

Note 3. Property, Plant and Equipment

Property and equipment consists of the following as of December 31 (in thousands):

	2002	2001

Land	$718	$718
Furniture, fixtures and office equipment	987	569
Laboratory and production equipment	9,140	6,967
Plantation costs	4,650	5,916
Leasehold improvements	3,911	3,057
Construction in progress	568	386

	19,974	17,613
Less accumulated depreciation and amortization	(6,243)	(4,159)

Property, plant and equipment, net	$13,731	$13,454

Note 4. Notes Payable

Notes payable consists of the following as of December 31 (in thousands):

	2002	2001

Note payable, due in May 2004, interest at 6.5%, interest payable quarterly, net of unamortized issuance costs of $159,000 and $198,000 at December 31 2002 and 2001, respectively	$19,841	$19,803
Other	122	227

	19,963	20,030
Less current portion	102	184

Notes payable - long term	$19,861	$19,846

The Company has $20.0 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement (see Note 12); or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of NaPro’s paclitaxel inventories, and specific assets, which relate to the manufacture of paclitaxel, are collateralized as security for the debt. Abbott’s only recourse in the event of NaPro’s default on the debt is to these specific assets. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro and to give NaPro twelve months prior written notice.

In addition to the Company’s $20.0 million secured debt with Abbott due in May 2004, notes payable have the following minimum future payments:

2003	$102
2004	11
2005	9

Total	$122

For the years ended December 31, 2002, 2001, and 2000, interest paid in cash was $1,651,000, $1,051,000, and $467,000, respectively.

Note 5. Convertible Debentures

In February 2002, the Company sold privately $8.0 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. The net proceeds were $7.8 million. As part of this transaction, NaPro recorded a discount attributable to the fair value of the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. During the first quarter of 2002, the Company filed a registration statement with the Securities and Exchange Commission to register the common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. In July 2002, the registration statement was declared effective by the SEC. The Company may pay the debenture interest in cash or common stock at its option. In 2002, the Company paid the interest in stock. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If NaPro has insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock.

Note 6. Stockholders’ Equity

Stockholder Rights Plan

In November 1996, the Company adopted a Stockholder Rights Plan and distributed a dividend of one Right to purchase one one-hundredth of a share of a new series of junior participating preferred stock, Series B, for each share of common stock. The Stockholder Rights Plan was amended and restated in September 2001. The objective of the Stockholder Rights Plan is to secure for stockholders the long term value of their investment and to protect stockholders from coercive takeover attempts by strongly encouraging anyone seeking to acquire us to negotiate with our Board of Directors. The adoption of the Stockholder Rights Plan was not in response to any hostile takeover proposal.

The Rights trade with common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 20% or more of common stock. In certain events after the Rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the Rights’ then current exercise price (currently set at $60), a number of shares of common stock having market value of twice the Right’s exercise price or a number of the acquiring company’s common shares having a market value at the time of twice the Rights’ exercise price. For example, in the event of an acquisition of greater than 20% of our stock without approval of our Board of Directors, our stockholders (other than the 20% acquirer) would have the right to purchase $120 worth of stock for $60. A stockholder would have one such right for each share of stock held at the time the rights become exercisable.

The Company may amend the Rights, except in certain limited respects or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

Private Placements

In February 2002, the Company sold privately $8.0 million of common stock issued at $9 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. The net proceeds were $7.8 million. See Note 5 for information concerning the convertible debentures.

In November 2000, the Company sold privately 2.0 million shares of common stock to a group of institutional investors for $17.5 million, receiving $16.3 million in proceeds net of issuance cost. The Company subsequently registered the resale of the shares under the Securities Act of 1933. The Company issued to the placement agent a three year warrant for 100,000 shares exercisable at $8.75 per share. The warrants were valued at $592,000 using the Black-Scholes option pricing model and credited that portion of the proceeds to Additional Paid-in Capital attributed to the warrants.

Authorized Shares

During the Annual Meeting of Stockholders in July 2002, the stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation, which increased the total number of authorized shares from 45.0 million to 66.0 million, as well as removing references to non-voting common stock from the Certificate of Incorporation. All of the Company’s previously issued non-voting common stock was converted into common stock during 2001.

Stock Options and Warrants

The Company reserved 5,648,467 unissued, authorized shares of common stock as of December 31, 2002 for future issuance of common stock options and warrants.

Note 7. Common Stock Warrants and Options

The following summarizes warrant activity:

	Warrants	Exercise Price	Expiration Dates

Outstanding at December 31, 2000	457,034	$1.50 - $8.75	2001 - 2003
Exercised	(327,700)	1.50 - 1.88	2001 - 2003

Outstanding at December 31, 2001	129,334	1.88 - 8.75	2002 - 2003
Expirations	(13,334)	1.88	2002
Exercised	(5,000)	1.88	2003

Outstanding at December 31, 2002	111,000	$1.88 - $8.75	2003

In 2001, there was a cashless exercise of 112,375 warrants resulting in the issuance of 96,913 shares.

Nonplan Stock Options

In January 1994, the Company granted to four outside directors 27,000 nonplan options to purchase shares of common stock which were immediately exercisable at a price of $2.40 and which expire in January 2004. As a result of option exercises, 16,000 of these options remained outstanding as of December 31, 2002. In September 1997, The Company granted to its employees 20,075 nonplan options to purchase shares of common stock which vested over two years and which expire in September 2007. As of December 31, 2002, 750 of these options remained outstanding.

The 1993 Stock Option Plan

During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the Plan), to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provides for option grants designated as either nonqualified or incentive stock options. The Plan provides for the issuance of up to 146,667 shares of common stock. The initial term of the Plan is ten years, which expires in September 2003, and the maximum option exercise period shall be no more than ten years from the date of grant. The term of options for 667 or more shares is eight years, and the term of options for fewer than 667 shares is five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan is equal to the fair market value of the Company’s common stock on the date of grant.

1994 Long-Term Performance Incentive Plan

The Company has a Long-Term Performance Incentive Plan (the Incentive Plan) which was approved by stockholders in July 1994. The Incentive Plan initially authorized 375,000 shares for issuance. Stockholders subsequently approved increases in the number of authorized shares. There are currently 6,600,000 shares authorized for issuance under the Incentive Plan. The Incentive Plan provides for granting to employees and other key individuals who perform services for the Company the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the Incentive Plan. In addition, each person who is not an employee and (i) who is elected or re-elected as a director by the stockholders at any annual meeting of stockholders, (ii) who continues as a director following an annual meeting of stockholders at which such director is not subject to re-election or (iii) is appointed as a director in accordance with Company bylaws other than at an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a non-qualified option to purchase 10,000 shares of common stock. The Incentive Plan also provides for annual automatic grants of options to purchase 10,000 shares to the chairs of the Board of Directors’ Audit, Compensation, Strategic Planning, and Research and Development committees. The Incentive Plan provides for an automatic grant of non-qualified stock options to purchase 7,500 shares of common stock to members of the Research and Development committee upon their initial appointment to the committee, and an automatic grant of non-qualified stock options to purchase 3,000 shares of common stock to a Research and Development committee member who continues to serve on the committee after an annual meeting of stockholders.

The 1998 Stock Option Plan

In 1998, the Board of Directors adopted the 1998 Stock Option Plan (the 1998 Plan) to provide stock options for employees and other individuals who perform services for the Company. Originally, 125,000 shares were authorized for issuance under the 1998 Plan. In 1999, 2000, 2001 and 2002 the Board of Directors approved increases in the number of authorized shares. There are currently 1,925,000 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are NaPro officers or directors.

The following summarizes stock option activity and balances:

	Non Plan	93 Plan	94 Plan	98 Plan	Total

Authorized	212,235	146,667	6,600,000	1,925,000	8,883,902

Less:

Exercised	195,085	133,232	427,349	99,344	855,010

Stock grants	400	—	174,956	87,558	262,914

Issued and unexercised	16,750	—	4,161,641	1,359,076	5,537,467

Available to be issued	—	13,435	1,836,054	379,022	2,228,511

	Stock Options	Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 1999	2,801,435	$0.75 - 10.13	$2.00
Granted	890,310	2.25 - 9.00	7.34
Forfeited	(6,364)	1.00 - 9.50	2.19
Exercised	(131,646)	1.00 - 10.13	1.71

Outstanding at December 31, 2000	3,553,735	0.75 - 10.13	3.35
Granted	1,876,050	2.25 - 11.25	8.18
Forfeited	(56,587)	1.00 - 8.94	3.76
Expired	(530)	1.72 - 1.81	1.77
Exercised	(347,288)	0.75 - 8.00	2.86

Outstanding at December 31, 2001	5,025,380	1.00 - 11.25	5.18
Granted	765,300	0.72 - 12.10	4.85
Forfeited	(139,897)	1.00 - 12.10	5.58
Expired	(16,668)	2.40 - 6.00	4.56
Exercised	(96,648)	1.00 - 3.65	6.37

Outstanding at December 31, 2002	5,537,467	$0.72 - 12.10	$5.17

The weighted-average fair value of options granted during 2002, 2001 and 2000 was $3.80, $6.49 and $5.84, respectively.

	Outstanding Options			Exercisable Options

Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.72 - $1.79	$559,785	6.48	$1.04	459,785	$1.01
$1.80 - $1.99	683,212	5.33	1.82	679,712	1.82
$2.00 - $2.49	524,624	7.03	2.18	339,691	2.18
$2.50 - $4.95	910,000	7.38	2.87	622,500	2.55
$5.00 - $6.70	970,740	8.12	6.56	446,053	6.58
$6.75 - $8.95	959,606	8.07	7.96	507,729	8.01
$9.25 - $12.10	929,500	8.52	9.72	28,626	9.72

$0.72 - $12.10	$5,537,467	7.44	$5.17	3,084,096	$3.67

Note 8. Retirement Plans

The Company sponsors a defined contribution retirement plan (the Plan) for all eligible employees that allows participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions to the Plan on behalf of the participants in the form of cash or in shares of common stock. No matching contribution was made in 2002. In 2001 and 2000, the Company matched the first $2,000 in contributions of each participating employee with common stock, at a rate of 262% for 2001 and 284% for 2000. In 2001 and 2000, the Company contributed 25,263 and 44,661 shares of common stock to the Plan, valued at $240,000, and $287,000, respectively. In January 2003, the Board approved transferring NaPro common stock held in the Plan to the Employee Stock Ownership Plan (ESOP).

The Company adopted an ESOP for its employees, in accordance with the Internal Revenue Code. Under this plan, employees over the age of 17 are eligible to participate on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12-continuous-month period. Participants make no contributions to the ESOP. The Company contributes common stock to the ESOP which is allocated to all eligible employees based on their allowable pay. For 2002, 2001 and 2000 the Company contributed 200,000, 126,316 and 114,321 shares to the ESOP, valued at $1.9 million, $1.2 million and $761,000, respectively. All shares held by the ESOP are treated as outstanding in computing earnings per share.

Note 9. Income Taxes

As of December 31, 2002, the Company had the following net operating loss carryforwards and research and development credits to offset future taxable income in the U.S. (in thousands):

Expiring December 31,	Net Operating Losses	Research and Development Credits

2007	$1,746	$52
2008	3,328	54
2009	4,713	38
2010	4,960	15
2011	7,389	49
2012	12,043	140
2018	—	205
2019	8,445	230
2020	15,899	340
2021	19,781	112
2022	9,083	566

	$87,387	$1,801

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the utilization of the Company’s net operating loss and tax credit carryforwards, and could be triggered by sales of securities by NaPro or its stockholders.

In Canada, the Company had net operating loss carryforwards of approximately US $1.7 million, expiring in years ending in 2003 through 2009.

Significant components of our deferred tax assets are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Deferred tax assets:
Tax net operating loss carryforward	$32,770	$30,738	$21,975
Deferred revenue	1,878	2,216	—
Research and development credits	1,801	1,813	1,330
Depreciation	1,673	1,379	1,371
Other	293	383	186

Total deferred tax assets	38,415	36,529	24,862
Valuation allowance	(38,415)	(36,529)	(24,862)

Net deferred tax assets	$—	$—	$—

Variations from the federal statutory rate are as follows:

	Year Ended December 31,

	2002	2001	2000

Federal statutory income tax rate	35.00%	35.00%	35.00%
Effect of permanent differences	5.54	0.30	0.35
State income tax rate net of federal benefit	(3.18)	(2.94)	(2.93)
Effect of foreign operations	4.85	2.09	2.27
Valuation allowance	(42.21)	(34.45)	(34.69)

Effective income tax rate	0.00%	0.00%	0.00%

Note 10. Restructuring Plan

In July 2002, NaPro initiated a company-wide restructuring plan involving a reduction of full-time staff by 30 employees, as well as the elimination of other operating expenses. Included in this reduction were 16 employees in manufacturing, 10 employees in research and development and 4 employees in general and administrative positions. The annual payroll cost savings is expected to be approximately $1.5 million. During the third quarter of 2002, the Company incurred restructuring charges of approximately $199,000, which were paid by December 31, 2002. NaPro will continue to focus on cost saving measures, which it believes will result in additional changes to its operations.

Note 11. Pangene Acquisition

In December 2002, NaPro acquired the genomics business of Pangene Corporation for $1.3 million in cash and assumption of debt obligations totaling approximately $65,000. The acquisition consisted primarily of patents and intellectual property relating to Pangene’s homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. The purchase price was allocated to intangible assets totaling $987,000, fixed assets and software of $183,000, and other current assets of $44,000. In process research and development of $151,000 was expensed at the time of the acquisition. The Company will amortize intangible assets over 5 to 15 years, and fixed assets and software over 3 years. In connection with this agreement, the Company acquired additional patents in January 2003 in the amount of $400,000.

Note 12. Strategic Alliances

In connection with the Company’s paclitaxel business, NaPro has strategic alliances with four pharmaceutical companies: Abbott Laboratories, Mayne Pharma, Tzamal Pharma, and JCR Pharmaceuticals Co., Ltd.

Abbott Laboratories Agreement

In July 1999, the Company entered into a collaborative agreement of up to 20 years with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. The exclusive agreement covers the U.S. and Canada. Under the agreement with Abbott, NaPro is responsible for supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing and sale of the finished drug product. Most primary decisions related to the development program are made by a joint Abbott-NaPro Development Committee. In March 2001, NaPro and Abbott filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration, or FDA, for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002. The Company received an approval for a second ANDA on August 1, 2002, which provides for greater manufacturing flexibility for the generic paclitaxel product.

In connection with the Abbott agreement, NaPro may receive total funding of up to $118.0 million in the form of up to $30.0 million in development milestones, up to $57.0 million in marketing milestones, $20.0 million in secured debt, and $11.0 million in equity investments. Marketing milestones are based upon certain annual sales levels, the majority of which are unlikely to be achieved given the current pricing of paclitaxel. Through December 31, 2002, and excluding product sales, the Company has received $40.0 million under the agreement, including $11.0 million in equity investments in exchange for 2.0 million shares of our common stock, $9.0 million in development milestones, and $20.0 million in secured debt.

Of the $30.0 million of potential development-related milestone payments, the Company received $1.0 million upon execution of its agreement with Abbott in July 1999. With the approval of NaPro’s ANDA, and upon commencement of commercial sales, the Company received an $8.0 million payment in May 2002. Thus, $21.0 million in possible development milestones remain. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work, which is not currently anticipated.

NaPro has received $20.0 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of the Company’s paclitaxel inventories, and specific assets, which relate to the manufacture of paclitaxel, are collateralized as security for the debt. Abbott’s only recourse in the event of NaPro’s default on the debt is to these specific assets.

Contingent upon achieving certain commercial sales thresholds for all approved formulations of paclitaxel over several years, NaPro may receive marketing milestone payments from Abbott of up to $57.0 million. Given the current pricing of paclitaxel, the Company believes that the majority of these annual sales thresholds are unlikely to be achieved.

Under terms of the agreement, Abbott purchases bulk drug from NaPro. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to NaPro and to give NaPro twelve months prior written notice. Since the approval of generic paclitaxel in mid-2001, the selling price of paclitaxel has fallen significantly, and may continue to do so. NaPro receives a fixed price payment of $500 per gram, upon delivery of paclitaxel to Abbott, plus a quarterly royalty payment, if any. The royalty payment is a percentage of sales recorded by Abbott less any product payment already paid to NaPro. The percentage of sales varies each year based upon total sales in that year recorded by Abbott. The Company does not anticipate receiving significant royalty payments given the current price of the drug.

Mayne Pharma Agreement

In 1992, the Company entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd. (Faulding), a large Australian pharmaceutical company for the clinical development, sale, marketing and distribution of paclitaxel. In October 2001, Faulding was acquired by Mayne Nickless Limited, an Australian based health care provider and logistics operator. As a result, Faulding is now known as Mayne Pharma. Mayne Pharma markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, the Company amended the Mayne Pharma agreement to, among other things, add additional countries to Mayne Pharma’s exclusive territory. In 2001, the Company entered into a separate agreement with Mayne Pharma covering development and sale of paclitaxel in Europe. Including the new agreement for Europe, the Mayne Pharma territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Mayne Pharma has received marketing approval for, and is selling, paclitaxel as ANZATAX™ in more than 25 countries.

In Europe, NaPro is responsible for regulatory filings and will supply paclitaxel exclusively to Mayne Pharma to formulate and finish the product. Should NaPro receive regulatory approval in Europe, Mayne Pharma will then market and sell the final proprietary paclitaxel formulation in Europe. NaPro will share equally the net sales of the product in Europe. Under the agreement, Mayne Pharma paid an up-front licensing fee to NaPro of $7.5 million. NaPro deferred the $7.5 million, $5.5 million of which is being amortized 80% over the first five years to license fee income and the remaining 20% over the remaining seven years of the license. NaPro has deferred $2.0 million until agreed upon events occur. NaPro may be obligated to return part or all of the $2.0 million should these events not occur.

Tzamal Pharma Agreement

In January 2001, the Company received approval to sell paclitaxel in Israel. NaPro established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel under the trade name Biotax™. The Israeli Ministry of Health has approved Biotax™ for use in a variety of cancers.

JCR Pharmaceuticals Co., Ltd. Agreement

In June 2001, NaPro and JCR Pharmaceuticals Co., Ltd. (JCR) entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. Under the agreement, NaPro is responsible for manufacturing and supplying the finished drug. NaPro and JCR are jointly responsible for the clinical and regulatory program necessary for seeking approval to market paclitaxel in Japan. JCR will be responsible for the sales and distribution of the product in Japan upon its approval. NaPro cannot assure, however, such regulatory approval will be attained in Japan, or that JCR will successfully market paclitaxel in Japan. JCR paid an up-front licensing fee to NaPro of $1.5 million. NaPro deferred the $1.5 million, which is being amortized 80% over the first five years to license fee income and the remaining 20% over the remaining thirteen and one-half years of the license.

Gene Editing Technology License

In November 2000, the Company entered into a 20-year Gene Editing technology license, with the University of Delaware and Thomas Jefferson University, relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. To date, the Company has issued 300,000 shares under the license agreement. Assuming the Company does not cancel the license, it will issue an additional 900,000 shares in 100,000 share-per-year increments on the license anniversaries. The Company may, at its option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at NaPro’s option. If terminated, no further shares would be issued. NaPro has committed to fund at least $300,000 in research under this agreement during 2003.

Note 13. Commitments and Contingencies

Operating Leases

The Company has executed noncancellable operating lease agreements for office, research and production facilities, equipment and for plantations. As of December 31, 2002, future minimum lease payments under noncancellable operating lease agreements are as follows (in thousands):

2003	$1,445
2004	1,171
2005	504
2006	488
2007	94
Thereafter	142

Total	$3,844

NaPro has renewal clauses in some of these leases which range from one to ten years. Rent expense for the years ended December 31, 2002, 2001, and 2000 was $1,528,000, $981,000 and $955,000, respectively.

Uncertainty Over the Selling Price Under the Mayne Pharma Agreement

Under the Mayne Pharma Agreement (see Note 12), Mayne Pharma pays NaPro a fixed percentage of their sales price. Title to the paclitaxel and risk of loss passes to Mayne Pharma when the product is shipped; the sales are unconditional other than for the failure of product to meet specifications. NaPro then recognizes revenue at the time of shipment, based upon Mayne Pharma’s forecast of prices provided to NaPro. Mayne Pharma’s actual selling price, however, may differ from the amounts originally estimated. Each year ended March 31, Mayne Pharma calculates and reports to NaPro the actual quantity of sales and the sales price per gram. NaPro then calculates a price adjustment, which may either increase or decrease NaPro’s sales revenue during the prior twelve months. NaPro records the price adjustment and then either invoices or remits the adjustment to Mayne Pharma. As NaPro cannot control the price adjustments, it is possible that the adjustments could have a material effect on the Company’s financial position, results of operations or cash flows. The Company currently records a reserve for potential Mayne Pharma price adjustments based upon historical experience and periodic reporting provided by Mayne Pharma.

Note 14. Research and Development

The Company has incurred the following expense on research and development projects for the years ended December 31, (in thousands):

	2002	2001	2000

Oncology	$9,933	$10,186	$8,252
Genomics	6,179	2,126	104

Total	$16,112	$12,312	$8,356

Research and development is expected to remain a significant expense of the Company’s business. NaPro’s research and development activity is subject to change as it develops a better understanding of the feasibility of its projects. The Company currently expects to concentrate on the development of novel, targeted anti-cancer agents, and the development of novel genomic technologies, primarily in the area of Gene Editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. The Company anticipates bringing its Targeted Oncology program to the clinic in both the U.S. and Europe during the first half of 2004. The Sickle Cell Disease and Huntington’s Disease programs are expected to go into the clinic by the second half of 2004 to the beginning of 2005. However, there can be no assurance that the Company will be able to achieve the timing of these programs. The Company also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs.

Note 15. Related Party Transactions

Marc Ostro, one of the Company’s directors, is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds, which purchased $8.0 million of common stock and $8.0 million principal of five-year 4% debentures convertible into common stock (see Notes 5 and 6).

Note 16. Quarterly Data (unaudited)
(In thousands, except per share amounts)

Quarter Ended	Product Sales	Cost of Sales	Basic and Diluted Income (Loss) per Share	Net Income (Loss)

March 31, 2002	$6,736	$7,120	$(0.23)	$(6,663)
June 30, 2002	9,490	7,018	$.10	3,055
September 30, 2002	8,320	5,551	$(0.13)	(3,944)
December 31, 2002	9,647	4,287	$(0.04)	(1,113)

2002	$34,193	$23,976	$(0.29)	$(8,665)

March 31, 2001	$3,931	$2,975	$(0.08)	$(2,101)
June 30, 2001	2,158	4,665	$(0.28)	(7,701)
September 30, 2001	3,872	3,458	$(0.21)	(5,901)
December 31, 2001	5,750	8,256	$(0.36)	(10,065)

2001	$15,711	$19,354	$(0.93)	$(25,768)