Form 10-K/A
period 2002-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2003-04-30
CIK 891504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment to Annual Report Pursuant to Section 13 or 15(d) of the

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No

As of April 11, 2003, 29,939,486 shares of the Registrant’s common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,766,000 on that date.

The registrant is filing this amendment to its 2002 Form 10-K in order to provide the information required by Part III of Form 10-K.

Part III

Item 10

Directors and Executive Officers of the Registrant

Directors

Our Board of Directors currently consists of nine members: Sterling Ainsworth, Ph.D. (Vice Chairman); Edward Erickson; George Gould, Esq.; Arthur Hayes, Jr., M.D.; Marc Ostro, Ph. D.; The Honorable Richard Perle; Patricia Pilia, Ph.D.; Robert Pollack, Ph.D., and Leonard Shaykin (Chairman). These directors are divided into three classes. Mr. Shaykin and Drs. Hayes and Pollack are Class I directors with terms of office expiring at the 2003 Annual Meeting. Dr. Pilia and Messrs. Erickson and Perle are Class II directors with terms of office expiring at the 2004 Annual Meeting. Drs. Ainsworth and Ostro and Mr. Gould are Class III directors with terms of office expiring at the 2005 Annual Meeting of Stockholders.

Sterling K. Ainsworth, Ph.D., 63, a co-founder of the Company, has served as an executive officer and director since our inception. He served as our Chief Executive Officer from November 1991 to August 1999, and has served as our President since October 1992 and as Vice Chairman of the Board and Chief Scientific Officer since August 1999. In 1990, he co-founded, with Dr. Pilia, Pacific Biotechnology, Inc. (a predecessor of ours) and served as Chairman and President of such company until our inception. From 1972 to 1990, Dr. Ainsworth held various levels of professorships of Pathology with tenure in the College of Medicine and Dental Medicine and Graduate Studies at the Medical University of South Carolina (“MUSC”), where he established, developed and directed MUSC’s Immunopathology Diagnostic Laboratory. Dr. Ainsworth received a Bachelor’s degree from the University of Mississippi in 1963. He received a Master’s degree in medical microbiology in 1965 and a Doctoral degree in medical science in 1969 from the University of Mississippi Medical School. He completed his post-doctoral fellowship in the Department of Pathology at Harvard Medical School from 1970 to 1972. Dr. Ainsworth is engaged to be married to Dr. Pilia, a co-founder, director and executive officer of the Company.

Edward L. Erickson, 56, has served as a director since 2000. He is currently Chairman of the Board, President and Chief Executive Officer of Immunicon Corporation, a venture capital backed medical products company with technology for use in diagnostics, life science research, and therapeutic applications. He was appointed Chairman of Immunicon in April 1998 and Chief Executive Officer in September 1998. From 1993 to 1998, Mr. Erickson was President, Chief Executive Officer and a director of DepoTech Corporation, a biopharmaceutical company in the drug delivery field. Additionally, from 1995 to 1998, he served as a director of MegaBios Corporation, a gene therapy company. From 1991 to 1993, he was President, Chief Executive Officer and a director of Cholestech Corporation, a diagnostic products company in point-of-care cholesterol testing and screening. Mr. Erickson holds B.S. and M.S. degrees in mathematics from the Illinois Institute of Technology and an M.B.A. with high distinction from Harvard University.

George M. Gould, Esq., 65, has served as a director since January 2003. He has served as Of Counsel to the law firm Gibbons, Del Deo, Dolan, Griffinger & Vecchione since June 1996. Mr. Gould is also a director of Protein Design Labs, Inc. a biotechnology company engaged in the development of humanized monoclonal antibodies for the prevention and treatment of disease. Additionally, Mr. Gould is a director of Angiogenex, Inc., a privately-held biopharmaceutical company that develops therapeutic and diagnostic applications of Id gene and protein technologies as well as Supratek Pharma, a private Canadian biopharmaceuticals company developing novel block copolymer targeted drug formulations. From May 1996 to December 1996, Mr. Gould was a Senior Vice President of PharmaGenics, Inc. Prior to that time Mr. Gould served as Vice President, Licensing & Corporate Development and Chief Patent Counsel for Hoffmann-La Roche Inc. from October 1989 to May 1996. Mr. Gould received a Bachelor of Arts degree in Organic Chemistry from The Johns Hopkins University, attended the New York University Graduate School of Chemistry, received a J.D. from Columbia University School of Law and an L.L.M. from New York University School of Law.

Arthur H. Hayes, Jr., M.D., 67, has served as a director since March 1996. He is currently President and Chief Operating Officer of MediScience Associates, Inc., a pharmaceutical consulting company, and is a Professor of Medicine at New York Medical College and Pennsylvania State University College of Medicine. From 1981 to 1983, Dr. Hayes served as Commissioner of the United States Food and Drug Administration. From 1986 to 1991, he was President and Chief Executive Officer of EM Pharmaceuticals, as well as a member of their board of directors. Dr. Hayes served as Provost & Dean at New York Medical College from 1983 to 1986, and served as the Director of the Institute of Human Values in Medical Ethics, International Health and Biomedical Sciences, the latter of which he also served as Chairman. Dr. Hayes has held several posts with Pennsylvania State University, which included Professor of Medicine and Pharmacology from 1977 to 1981, Dean of Admissions from 1976 to 1979 and Associate Professor of Medicine and Pharmacology and Director of the Division of Clinical Pharmacology from 1972 to 1977. Dr. Hayes currently serves on the board of directors of Myriad Genetics, Inc. (a genomic research and pharmaceutical company), Celgene Corporation (a pharmaceutical company), and Premier Research Worldwide. Dr. Hayes received his M.D. from Cornell University Medical College, and also attended Cornell’s Graduate School of Medical Sciences, Department of Pharmacology. He undertook premedical studies, and attended medical school at Georgetown University. Dr. Hayes received his M.S. (philosophy, politics and economics) from Oxford University, where he was a Rhodes Scholar, and his B.A. (philosophy) from Santa Clara University.

Marc J. Ostro, Ph.D., 53, has served as a director since 2000. He has been a partner in TL Ventures, a Pennsylvania-based venture capital firm since January 1, 2002. Immediately prior to that, Dr. Ostro was a private consultant to the biotechnology industry since May 2000. From November 1997 to May 2000, he was Senior Managing Director and GroupLeader for KPMG Life Science Corporate Finance (Mergers and Acquisitions). From June 1997 to November 1997, Dr. Ostro was a Senior Vice President at Ross Financial Group engaged in portfolio management. From May 1994 to June 1997, he was Managing Director and Senior Biotechnology Analyst at UBS Securities. Prior to that, he was a Senior Vice President and Senior Biotechnology Analyst at Mabon Securities. In July 1981, he co-founded the Liposome Company (Princeton) where he held various positions in that company including President, Vice Chairman and Chief Scientific Officer until May 1993. Dr. Ostro received a B.A. in biology from Lehigh University, a Ph.D. in biochemistry from Syracuse University, and was a postdoctoral fellow and assistant professor at the University of Illinois Medical School.

The Honorable Richard N. Perle, 61, has served as a director since 2000. He is a fellow at the American Enterprise Institute. Additionally, Mr. Perle is a director of Hollinger International, Inc., a company that publishes English language newspapers in the United States, the United Kingdom, Canada and Israel. Mr. Perle is also a director of Autonomy, PLC, a company engaged in the development of various software applications, as well as a director of Morgan Crucible, PLC, a company specializing in the design, development, manufacture and marketing of engineered products for use in various industries. From 1981 to 1987, Mr. Perle was the United States Assistant Secretary of Defense for International Security Policy at the

United States Department of Defense. Mr. Perle attended the London School of Economics with Honors Examinations, received a B.A. in international relations from the University of Southern California, an M.A. in politics from Princeton University, and completed various fellowships at Princeton University, the Ford Foundation and the American Council of Learned Societies.

Patricia A. Pilia, Ph.D., 54, a co-founder of the Company, has served as a director since our inception. She has served as our Secretary since November 1991, our Vice President of BioResearch and Toxicology since March 1993, and our Executive Vice President since October 1998. Additionally, in 2002, she was appointed Acting Head, Research and Development. In 1990, she co-founded, with Dr. Ainsworth, Pacific Biotechnology, Inc. (a predecessor of ours) and served as its Vice President and Director of Biotechnology. From 1983 to 1991, Dr. Pilia was an Assistant Professor of Pathology in the College of Medicine and Dental Medicine and the College of Graduate Studies at MUSC. Dr. Pilia served as the Assistant Director of the MUSC Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1984 she has been a consultant on the design and development of biomedical devices and treatment modalities and the design and performance of clinical trials. Dr. Pilia received a Bachelor’s degree from Boston University, a Master’s degree in immunology/microbiology and a Doctoral degree in pathology from MUSC. Dr. Pilia is engaged to be married to Dr. Ainsworth, a co-founder, director and executive officer of the Company.

Robert E. Pollack, Ph.D., 61, has served as a director since 2000. He is currently Professor of Biological Sciences, Lecturer in Psychiatry at the Center for Psychoanalytic Training and Research, and Director of the Center for the Study of Science and Religion, at Columbia University. He has been a Professor of Biological Sciences at Columbia since 1978, and was Dean of Columbia College from 1982-1989. He received the Alexander Hamilton Medal from Columbia University, and has held a Guggenheim Fellowship. He currently serves on Advisory Boards of the John Templeton Foundation, California Newsreels, The Fred Friendly Seminars, the Program in Religion and Ecology of the Center for the Study of World Religions at Harvard University, and as a Senior Consultant for the Director, Program of Dialogue on Science, Ethics and Religion, American Association for the Advancement of Science. He is also currently a director and Chair of the Scientific Advisory Board of Nutrition 21, Inc., a company focusing on the development and marketing of proprietary nutritional products. Dr. Pollack graduated from Columbia University with a B.A. in physics, and received a Ph.D. in biology from Brandeis University.

Leonard P. Shaykin, 59, has served as our Chairman of the Board since June 1993, and our Chairman and Chief Executive Officer since August 1999. In 1995, Mr. Shaykin founded Shaykin & Co., LLC, a private investment and management company. Prior to founding Shaykin & Co., Mr. Shaykin was a managing partner of Adler & Shaykin, an investment partnership organized to sponsor management leveraged buyouts. Prior to that, Mr. Shaykin was Vice President, Director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. He is currently a Director of the Jerusalem Post, a subsidiary of Hollinger International, a Board Member of the Friends of Sheba Medical Center-Tel Hashomer, Israel, and a trustee of the Jackson Laboratories, a not-for-profit genetic research institute. Mr. Shaykin received a B.A. and an M.A. from the University of Chicago, and an M.B.A. from the University of Chicago Graduate School of Business.

Other Executive Officers

We have the following executive officers in addition to those who serve as directors:

Martin Batt, 60, has served as our Vice President, Chief Information Officer since September 2002. Prior to joining us, from 1986 to August 2002, he was a Partner in the consulting firm of Grisanti, Galef & Goldress specializing in the implementation of Information Technology solutions to complex business problems. Prior to that, Mr. Batt served in various Information Technology positions at U. S. Steel Corporation. Mr. Batt received a B.S. in Computer Sciences, Cum Laude, from Point Park College, Pittsburgh and has also taught Computer Sciences at the college level.

Kai P. Larson, Esq., 39, served as our Director of Legal Affairs from 1994 to December 1999, when his position was changed to Vice President and General Counsel. Prior to joining us, he worked as an attorney in the New York office of Kirkland & Ellis. Mr. Larson received a B.A. from Brigham Young University, and a J.D. from Columbia University School of Law.

Hope Liebke, Ph.D., Esq., 57, has served as our Vice President, General Counsel, NaPro Genomics Division and Vice President, Business Development, NaPro Genomics Division since April 2002. Prior to joining us, from 1998 to 2002, she served as Of Counsel at the law firm of Fish and Neave. Previously, she held the position of Associate Attorney at the law firm of Pennie and Edmonds, LLP from 1989 to 1998. Dr. Liebke received a B.S. in Biology from Newcomb College of Tulane University and received a Ph.D. in Molecular and Cellular Biology from the University of Southern California. She performed research in the fields of biochemistry, genetics, physiology, nucleic acid sequencing and molecular biology at the University of Connecticut, Farmington and Storrs campuses and at Yale University, and received a J.D. from the University of Connecticut.

Gordon H. Link, Jr., 49, a certified public accountant and a certified management accountant, served as our Vice President and Chief Financial Officer from September 1993 to October 2002, when his position was changed to Senior Vice President and Chief Financial Officer. Prior to that, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and Treasurer of the Syntex-Synergen Neuroscience Joint Venture. From February 1991 to April 1993, Mr. Link was Treasurer of Synergen Development Corporation. From October 1983 to May 1990, Mr. Link practiced as a certified public accountant, including the position of Audit Manager with Deloitte & Touche. He attended the graduate school of the University of Denver and received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

Brian McCudden, 43, has served as our Vice President, Manufacturing since January 2002. Prior to joining us, from 1997 to December 2001, he served as Director, Manufacturing at Roche Colorado Corporation, a subsidiary of F. Hoffman-La Roche Ltd. Previously, he held the position of Director, Large Scale Manufacturing with Roche Colorado Corporation from 1995 to 1997. Mr. McCudden received a B.S. in chemical engineering, Cum Laude, from the University of Delaware and an M.B.A from Loyola College (Baltimore).

Jeffrey White, 41, joined us as President, NaPro Genomics Division in August 2002. Prior to that, Mr. White was VP/General Manager of BioChemistries and Services Division for the Life Sciences & Chemical Analysis Group at Agilent Technologies, Inc., where he was responsible for the Genomics and Proteomics businesses. Prior to this assignment Mr. White was employed at Hewlett Packard where he served in a number of senior management roles, including general management responsibility for worldwide businesses, as well as management positions in Research & Development, Marketing, Business Development, and Customer Support. He received a B.S. in Electrical Engineering/Computer Science from Worcester Polytech Institute in 1984 and an M.B.A. from Northeastern University Boston, MA, in 1989. Mr. White is an active member of the Delaware Biotech Community and serves on the board of directors for OVO, Inc., a privately-held manufacturer of ski wear.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and certain of our officers, and persons holding more than ten percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us copies of forms so filed. Based solely upon a review of copies of such forms furnished to us, Gordon Link was late in filing a Form 4 in which he reported three transactions, Patricia Pilia, Hope Liebke and Arthur Hayes were each late in filing a Form 4 in which they reported one transaction each; and Richard Perle was late in filing a Form 5 in which he reported one transaction. No other directors or officers were late in filing any reports on Forms 3, 4 or 5.

Item 11

Executive Compensation

The following table shows for the years ended December 31, 2002, 2001 and 2000, compensation awarded or paid to, or earned by our chief executive and our four most highly compensated executive officers at December 31, 2002 (the Named Executive Officers):

Summary Compensation Table

Name and		Annual Compensation				Securities Underlying	All Other
Principal Position	Year	Salary	Bonus			Options(#)	Compensation(1)
Leonard P. Shaykin Chairman of the Board, Chief Executive Officer	2002 2001 2000	$270,000 239,331 221,397	$	— 200,000 214,977		— 375,000 120,000	$40,000 33,188 28,349

Sterling K. Ainsworth Vice Chairman of the Board, President, Chief Scientific Officer	2002 2001 2000	260,000 259,423 243,654		— 100,000 203,453		— 150,000 100,000	40,000 33,188 28,349

Patricia A. Pilia Executive Vice President, Secretary	2002 2001 2000	209,577 199,577 187,962		— 125,000 156,114		— 200,000 100,000	40,000 33,188 26,641

Gordon H. Link, Jr. Senior Vice President, Chief Financial Officer	2002 2001 2000	208,731 179,615 169,231		28,073 125,000 105,934	(2)	— 250,000 80,000	40,000 33,188 28,349

Kai P. Larson Vice President, General Counsel	2002 2001 2000	179,154 159,615 149,215		25,000 125,000 84,758		— 200,000 80,000	40,000 33,188 28,349

(1) Represents our 401(k) plan and Employee Stock Ownership Plan (ESOP) contributions of common stock (valued at fair market value as of the date of the contribution) for each of the Named Executive Officers.

(2) In light of an inadvertent expiration of certain options held by Mr. Link, the Board authorized a stock award to Mr. Link of 2,955 shares, with a market value of $28,073, which represented the economic value of the expired options as of the expiration date of the options.

In light of applicable regulations of the Securities and Exchange Commission, two executive officers, Hope Liebke and Brian McCudden, have been omitted from the Summary Compensation Table because the bonuses paid to each of them, which brought their total salary and bonus to levels that otherwise would have required them to be included among the four highest paid executive officers, were paid as an inducement to each of them to begin their employment with us and are not part of a recurring arrangement and are unlikely to continue.

In 2002, Ms. Liebke was paid a salary of $140,000 and a hiring bonus in April and September 2002 of $188,000, which consisted of a cash payment of $25,000 and a restricted grant of 20,000 shares of NaPro common stock at a fair market value of $163,000. During 2002, she received certain contributions of common stock under our Employee Stock Ownership Plan in the amount of $7,136. In addition, she received a grant of 100,000 stock options, which was 13.07% of the total options granted to employees during 2002, with an exercise price of $8.15 per share. The options expire on April 4, 2012. The potential realizable value of the options at an assumed annual rate of stock price appreciation for the option term of 5% is $512,549 and at an assumed annual rate of 10% is $1,298,900. Ms. Liebke did not acquire any shares upon exercise of options during 2002. At December 31, 2002, Ms. Liebke held 100,000 stock options that were unexercisable as of that date and held no exercisable options. As of April 11, 2003, Ms. Liebke owned 55,000 shares of NaPro common stock, which includes 25,000 shares issuable upon exercise of options granted to her under the 1994 Plan.

In 2002, Mr. McCudden was paid a salary of $145,961 and a hiring bonus of $75,000, which was paid in January and September 2002. He also received during 2002 certain contributions of common stock under our Employee Stock Ownership Plan in the amount of $16,719. In addition, he received a grant during 2001 of 50,000 stock options with an exercise price of $11.25 per share. The options expire on December 13, 2011. The potential realizable value of the options at an assumed annual rate of stock price appreciation for the option term of 5% is $353,753 and at an assumed annual rate of 10% is $896,480. Mr. McCudden did not acquire any shares upon exercise of options during 2002. At December 31, 2002, Mr. McCudden held 12,500 options that were exercisable and 37,500 stock options that were unexercisable as of that date. As of April 11, 2003, Mr. McCudden owned 17,000 shares of NaPro common stock, which includes 12,500 shares issuable upon exercise of options granted to Mr. McCudden under the 1994 Plan.

No options were granted to any of the Named Executive Officers during the fiscal year ended December 31, 2002.

The following table reports information, as to each of the Named Executive Officers, concerning the number of shares subject to both exercisable and unexercisable stock options held as of December 31, 2002. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2002:

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Year End (#)		Value of Unexercised in-the-Money Options at Year End($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Leonard P. Shaykin	—	—	633,768	341,232	—	—
Sterling K. Ainsworth	—	—	519,508	162,492	—	—
Patricia A. Pilia	—	—	361,001	199,999	—	—
Gordon H. Link, Jr.(2)	10,000	39,275	277,513	252,487	—	—
Kai P. Larson	10,000	66,675	61,666	202,500	—	—

(1) Calculated on the basis of the closing price per share of our common stock on the date of exercise on the Nasdaq National Market, less the exercise price.

(2) Mr. Link inadvertently permitted 3,334 options issued to him under the 1993 Plan to expire unexercised. In light of this inadvertent expiration, the Board authorized a stock award to Mr. Link under the 1994 Plan of 2,955 shares, with a market value of $28,073, which represented the economic value of the expired options as of the expiration date of the options.

Compensation of Directors

Pursuant to the 1994 Plan, each year non-employee directors are automatically granted, on the date of our annual meeting of stockholders, non-qualified options to purchase 10,000 shares of NaPro common stock. In addition, any non-employee director who is first appointed or elected other than at an annual meeting of stockholders automatically receives non-qualified options to purchase 10,000 shares of common stock upon such appointment or election. The 1994 Plan also provides for automatic annual grants of non-qualified stock options to purchase 10,000 shares of common stock to directors who serve as chair of the Audit, Compensation, Strategic Planning, and Research and Development committees of the Board of Directors. The 1994 Plan also provides for an automatic grant of non-qualified stock options to purchase 7,500 shares of common stock to members of the Research and Development Committee (the “RDC”) upon their initial appointment to the committee, and an automatic grant of non-qualified stock options to purchase 3,000 shares of common stock to a RDC member who continues service on the RDC after an annual meeting of stockholders. In addition, the 1994 Plan permits the discretionary grant by the Board of Directors of non-qualified options to non-employee directors under certain circumstances. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to certain vesting schedules.

Directors are paid $3,000 for each meeting attended in person and $500 for each meeting attended by telephone. In addition, directors serving on committees of the Board of Directors are paid for attendance at each committee meeting as follows: $1,000 for the committee chairperson attending in person and $500 for non-chair committee members attending in person or any committee members attending by telephone. The RDC chairman receives $40,000 per year for service as chairman of the RDC. RDC members receive $2,500 for attendance at RDC meetings which are not held concurrently with regularly scheduled Board of Directors meetings. Directors are also reimbursed for their cost incurred in attending Board of Directors and committee meetings.

Employment Agreements and Termination of Employment Agreements

Effective October 1, 2001, we entered into employment agreements (collectively, the “Senior Executive Employment Agreements”), with Leonard Shaykin, Dr. Sterling Ainsworth, and Dr. Patricia Pilia (collectively, the “Senior Executives”). In addition, effective October 1, 2001, we entered into employment agreements (collectively, the “Employment Agreements”) with Gordon Link and Kai Larson (collectively, the “Executive Officers”). The Senior Executive Employment Agreements, and the Employment Agreements are referred to together as the “Executive Agreements”, and the Senior Executives and the Executive Officers are referred to together as the “Executives”.

Each of the Senior Executive Employment Agreements provides for an initial three year employment term that expires on October 1, 2004 and is automatically renewed on each anniversary of the date of the agreement for an additional one-year term unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any additional one-year term. No such notice of termination has been given by or to any of the Senior Executives. Each of the Employment Agreements provides for an initial two-year employment term that expires on October 1, 2003, and is automatically renewed on each anniversary of the date of the agreement for an additional one-year term unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any additional one-year term. No such notice of termination has been given by or to any of the Executive Officers.

The Senior Executive Employment Agreements provide for initial annual base salaries for Mr. Shaykin and Drs. Ainsworth and Pilia of $270,000, $260,000 and $210,000 respectively. Under the Senior Executive

Employment Agreements, in the event of a change of control, the Senior Executives are to be granted a payment equal to the greater of 100% of their prior year’s bonus or 75% of their base annual salary and a payment equal to a percentage of the Senior Executive’s base annual salary (300% for Mr. Shaykin, 200% for Dr. Pilia, and 150% for Dr. Ainsworth). Mr. Shaykin is a part-time employee, and is not required under his Senior Executive Employment Agreement to spend more than 32 hours in any week or 128 hours per month on NaPro affairs. However, since 1999, when Mr. Shaykin became Chief Executive Officer, he has spent a majority of his business time on NaPro’s affairs.

The Employment Agreements provide for initial annual base salaries for Mr. Link and Mr. Larson of $210,000 and $180,000 respectively. Under the Employment Agreements, in the event of a change of control, the Executive Officers are to be granted a payment equal to the greater of 100% of their prior year’s bonus or 75% of their base annual salary and a payment equal to 200% of the Executive Officer’s base annual salary.

Under the Employment Agreements and Senior Executive Employment Agreements, Executives may receive an annual bonus in such amount, if any, as the Compensation Committee (or if the Board has no Compensation Committee at the time, then the Board), in its discretion, may award to Executives, based upon the Executive’s and the Company’s performance during each year of the Employment Period.

Each Executive Agreement provides for certain benefits if, prior to the end of the initial term or any additional one-year term, an Executive’s employment is terminated either by us other than for Cause (as defined in the Executive Agreements) or by the Executive for good reason (as defined in the Executive Agreements). In general, each Executive would be entitled to receive, subject to certain limitations, (i) a continuance of their respective salary and bonus, if any, through the end of the initial term or the then current term, (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination, (iii) full vesting for all outstanding Company stock options owned by the Executive, which become immediately fully exercisable, and (iv) a bonus payment in an amount determined by whether or not a change of control of the company is occurring at the time of the termination of the Executive’s employment. If a change of control occurs, the Executive is entitled to receive a payment equal to a percentage of the individual Executive’s base salary, according to the terms set forth above for each named individual. If a change of control does not occur, the Executive is entitled to receive a payment equal to 100% of his or her base salary for the preceding 12 months. The foregoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended (the Code).

The Executive Agreements also contain provisions (i) prohibiting disclosure of confidential information, (ii) granting to the Company rights to intellectual property developed by the Executives that relate to its business or are developed in the course of employment with NaPro, and (iii) prohibiting competition with NaPro under certain circumstances during and for five-years after the Executive’s employment.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2002, our compensation committee consisted of Mr. Edward Erickson, The Honorable Richard Perle (Chair), and Dr. Robert Pollack. None of our executive officers serve as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on the Board of Directors or Compensation Committee.

Compensation Committee Report on Executive Compensation

The report of the Compensation Committee of the Board of Directors (the “Committee”) shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee implements our executive compensation policies. We are committed to executive compensation policies that promote and support our goals and that inspire executives to make a significant contribution to our financial success. Our overall compensation philosophy for executive officers has the following goals and objectives: (1) the attraction and retention of qualified personnel whose participation is important to our short-term and long-term success; and (2) the creation of a mutual interest between executive officers and stockholders that permits executive officers to share in the risks and rewards of strategic decision-making. The Compensation Committee retained a compensation consultant to assist it in 2000. This same consultant was consulted in 2001 in connection with the Committee’s review of the Employment Agreements described above.

The Committee has established the Company’s executive compensation policies using the above objectives as its foundation. The Committee’s practice is to review annually the compensation of each of the executive officers. The Committee also makes annual determinations of bonuses and equity-based incentive compensation including grants of stock options and restricted stock to executive officers. The following describes the three primary components of our current executive compensation program.

Base Salary. The existing base salary levels of our Chief Executive Officer, Mr. Shaykin, and the other senior executives named in the compensation table were set in connection with the signing of their Employment Agreements in October 2001 and they have not been increased since then. The decision to not increase their base salaries since that date has been driven by the Company’s overriding need to conserve cash. In any event, the Compensation Committee believes that the current base salaries of our executive officers are generally below comparable companies.

Bonuses. Mr. Larson was paid a bonus in the amount of $25,000 during January 2002 relating to work he did on the Company’s intellectual property portfolio in 2001. On February 11, 2002, Mr. Link was given a stock award with a value of $28,073 to replace options that he had inadvertently allowed to expire. Certain other executive officers were paid bonuses in 2002 in connection with their hiring. Ms. Liebke received a cash sign-on bonus of $25,000 and a restricted grant of 20,000 shares of NaPro common stock then valued at $163,000 upon her being hired. In 2002, Messrs. McCudden, White and Batt, respectively, received cash sign-on bonuses associated with their hiring of $75,000, $25,000 and $35,000. In each of these cases, the Compensation Committee believed that the bonuses were required to attract these employees to the Company. Because of the Company’s need to conserve cash, however, the Compensation Committee awarded no other bonuses to executive officers in 2002.

Equity-based Incentives. Other than stock options granted to executive officers upon hiring, no other options were granted to executive officers during 2002. Factors considered in the decision not to grant stock options included the volatility of the Company’s stock price and a desire to more fully develop measurable, long term strategic goals prior to granting of additional equity-based incentives. In this determination, the Compensation Committee took into account recommendations made to the Committee by the Chairman of the Board as well as the Committee’s own evaluation of the circumstances. Although options were not granted in 2002 to existing executives, the Compensation Committee considers equity-based incentives to be an integral part of executive compensation. The grant of restricted stock awards, stock options and other awards pursuant to the 1994 Long-Term Performance Incentive Plan and the 1998 Stock Incentive Plan has been, and will continue to be, an effective method for the creation of a mutual interest between our employees and our stockholders. In granting equity-based incentives, the Committee takes into account an individual executive’s performance and the performance of the Company as a whole, while taking into account the goals and the Company’s overall compensation philosophy.

Compensation Committee

Richard Perle, Chair

Edward Erickson

Robert Pollack

April 29, 2003

Stock Price Performance Graph

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph compares the cumulative return of the Company’s common stock against the Total Return Index for the NASDAQ Market (U.S.) and a peer group which is comprised of the companies listed on the NASDAQ Pharmaceutical Stock Index. The comparison assumes an initial investment of $100 on December 31, 1997 in NaPro’s common stock and in each of the indices shown. All values assume the reinvestment of dividends by the companies included in these indices and are calculated as of December 31 of each year. The historical stock price performance on the graph below is not necessarily indicative of future stock price performance.

	December 31, 1997	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002
NaPro (NPRO)	$100	$56.40	$115.20	$339.20	$456.00	$26.40
NASDAQ Market (U.S.)	$100	$140.99	$261.48	$157.77	$125.16	$86.53
Peer Group (NASDAQ Pharmaceutical Index)	$100	$126.94	$239.34	$298.54	$254.43	$164.38

Item 12

Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2002 concerning our common stock that may be issued upon the exercise of options or the purchases of restricted stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1994 Long-Term Performance Incentive Plan	4,161,641	$5.14	1,836,054
1993 Stock Option Plan	—	—	13,435

Total Approved Plans	4,161,641	$5.14	1,849,489

Equity compensation plans not approved by security holders:
Non-plan	16,750	$2.72	—
1998 Stock Option Plan	1,359,076	$5.28	379,022

Total Unapproved Plans	1,375,826	$5.25	379,022

Total Plans	5,537,467	$5.17	2,228,511

Summary of Equity Compensation Plans Not Approved by Stockholders

Non-plan Stock Options

In January 1994, the Company granted to four outside directors 27,000 non-plan options to purchase shares of common stock which were immediately exercisable at a price of $2.40 and which expire in January 2004. As a result of option exercises, 16,000 of these options remained outstanding as of December 31, 2002. In September 1997, the Company granted to its employees 20,075 non-plan options to purchase shares of common stock which vested over two years and which expire in September 2007. As of December 31, 2002, 750 of these options remained outstanding.

The 1998 Stock Option Plan

In 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”) to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 1998 Plan provides for option grants designated as nonqualified stock options. Originally, 125,000 shares were authorized for issuance under the 1998 Plan. In 1999, 2000, 2001 and 2002 the Board of Directors approved increases in the number of authorized shares. There are currently 1,925,000 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are NaPro officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, or to NaPro directors. Options granted under the 1998 Plan typically vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. The exercise price for stock options issued under the 1998 Plan is equal to the fair market value of the Company’s common stock on the date of grant.

Security Ownership by Certain Persons

The following table sets forth certain information as of April 11, 2003 regarding the ownership of our common stock by (1) persons believed by us to be the beneficial owners of more than five percent of our outstanding common stock; (2) by each director and by each executive officer named in the Summary Compensation Table above; and (3) by all executive officers and directors as a group. Except where otherwise indicated, the address for each of the persons listed in the table is: NaPro BioTherapeutics, Inc., 6304 Spine Road, Unit A, Boulder, CO 80301.

Name of Director, Officer or Beneficial Owner (1)	Number of Shares of Common Stock		Percent of Class
Leonard P. Shaykin	1,256,322	(2)	4.11%
Sterling K. Ainsworth	1,432,782	(3)	4.70%
Edward L. Erickson	30,000	(4)	*
George M. Gould	—		*
Arthur H. Hayes, Jr.	80,000	(5)	*
Marc J. Ostro	107,500	(6)	*
The Honorable Richard N. Perle	70,000	(7)	*
Patricia A. Pilia	604,293	(8)	1.99%
Robert E. Pollack	45,500	(9)	*
Kai P. Larson	90,056	(10)	*
Gordon H. Link, Jr.	358,348	(11)	1.19%
All Directors and Executive Officers as a Group (15 persons)	4,174,322	(12)	13.00%
Abbott Laboratories 100 Abbott Park Road Abbott Park, IL 60064	2,000,000	(13)	6.68%
TL Ventures 700 Bldg., 435 Devon Park Dr. Wayne, PA 19087	936,862	(14)	3.13%

* Less than 1%

(1)	Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentage of beneficial ownership is based on 29,939,486 shares of common stock outstanding as of April 11, 2003, as adjusted as required by the rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days of April 11, 2003 are deemed outstanding for computing the percentage of the person or entity holding such securities, but not outstanding for purposes of computing the percentage of any other person or entity.
(2)	Includes 633,768 shares of common stock issuable upon exercise of options granted to Mr. Shaykin under the 1994 Plan and 37,937 shares of common stock beneficially owned through our 401(k) and ESOP plans as of April 11,2003.
(3)	Includes 519,508 shares of common stock issuable upon exercise of 1994 Plan options; 36,019 shares of common stock beneficially owned through the Company’s 401(k) and ESOP plans as of April 11, 2003; and 42,550 shares of common stock gifted by Dr. Ainsworth to relatives and certain other persons, which Dr. Ainsworth may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Does not include shares held by Dr. Pilia, who is engaged to be married to Dr. Ainsworth, and Dr. Ainsworth disclaims beneficial ownership of the shares of common stock beneficially owned by Dr. Pilia as well as of the gifted shares over which Dr. Ainsworth holds powers of attorney. See note (8) below.
(4)	Includes 30,000 shares of common stock issuable upon exercise of options granted to Mr. Erickson under the 1994 Plan.
(5)	Includes 80,000 shares of common stock issuable upon exercise of options granted to Dr. Hayes under the 1994 Plan.
(6)	Includes 67,500 shares of common stock issuable upon exercise of options granted to Dr. Ostro under the 1994 Plan.
(7)	Includes 60,000 shares of common stock issuable upon exercise of options granted to Mr. Perle under the 1994 Plan.
(8)	Includes 361,001 shares of common stock issuable upon exercise of 1994 Plan options; 37,786 shares of common stock beneficially owned through the Company’s 401(k) and ESOP plans as of April 11, 2003; and 10,800 shares of common stock gifted by Dr. Pilia to relatives and certain other persons which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Does not include shares held by Dr. Ainsworth, who is engaged to be married to Dr. Pilia. Dr. Pilia disclaims beneficial ownership of shares of common stock beneficially owned by Dr. Ainsworth and the gifted shares over which Dr. Pilia holds powers of attorney. See note (3) above.
(9)	Includes 45,500 shares of common stock issuable upon exercise of options granted to Dr. Pollack under the 1994 Plan.
(10)	Includes 61,666 shares of common stock issuable upon the exercise of options granted to Mr. Larson under the 1994 Plan and 28,391 shares beneficially owned through our 401(k) and ESOP plans as of April 11, 2003.
(11)	Includes 277,513 shares of common stock issuable upon the exercise of options granted to Mr. Link under the 1994 Plan and 33,304 shares of common stock beneficially owned through our 401(k) and ESOP plans as of April 11, 2003.
(12)	Includes an aggregate of 2,173,956 shares of common stock issuable upon exercise of outstanding stock options held by such persons.
(13)	Information in the table as to beneficial ownership of common stock by Abbott Laboratories is based upon filings on Schedule 13D made by Abbott Laboratories on April 27, 2001.
(14)	Information in the table as to beneficial ownership of common stock by TL Ventures is based upon the registration statement that was declared effective in July 2002. This includes 47,973 shares of common stock issued in lieu of cash interest payments.

Item 13

Certain Relationships and Related Transactions

Arthur H. Hayes, Jr., M.D., provides certain consulting services to us. We are parties with MediScience Associates to a consulting agreement (the “MediScience Agreement”) whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, provides us with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. We make quarterly payments to MediScience under the MediScience Agreement in the amount of $12,500 for such services. Dr. Hayes is obligated to provide consulting services to us under the MediScience Agreement indefinitely, but the MediScience Agreement is terminable by us or MediScience at any time with 90 days’ prior written notice.

In February 2002, we sold privately $8.0 million of our common stock issued at $9 per share and $8.0 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds (collectively, the “TL Venture Funds”). Dr. Ostro, one of our directors, is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds. No placement agent was involved in the transaction. The net proceeds of the transaction were $15.6 million. As part of this transaction, we recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. We maintain a registration statement with the Securities and Exchange Commission to register the resale of the common stock, common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. We may pay the debenture interest in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock.

Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, we have caused this amendment to our report on Form 10-K to be signed on our behalf.

NAPRO BIOTHERAPEUTICS, INC.

April 30, 2003
/s/ Gordon H. Link, Jr.
Gordon H. Link, Jr.
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)