Form 10-Q
period 2003-04-02
NAPRO BIOTHERAPEUTICS INC
filed 2003-05-16
CIK 891504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended April 2, 2003

Commission File Number 0-24320

NAPRO BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its charter)

Incorporated in Delaware	IRS ID No. 84-1187753

6304 Spine Road, Unit A

Boulder, Colorado 80301

(303) 516-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 2, 2003, the registrant had 29,939,486 shares of common stock, $0.0075 par value, outstanding.

NaPro BioTherapeutics, Inc. and Subsidiaries

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share data)

	April 2, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,594	$6,762
Accounts receivable, net of allowance for doubtful accounts	7,026	9,340
Inventory	7,723	9,397
Prepaid expense and other current assets	1,209	977

Total current assets	22,552	26,476

Property, plant and equipment, net	13,294	13,731
Inventory – raw materials	5,891	3,781
Other assets	1,633	1,340

Total assets	$43,370	$45,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,074	$5,234
Accrued payroll and payroll taxes	1,916	1,147
Notes payable – current portion	374	102
Deferred income	1,120	1,150

Total current liabilities	8,484	7,633

Notes payable – long term	19,901	19,861
Deferred income – long term	5,607	5,887

Convertible debentures	5,283	5,151

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 66,000,000 shares authorized; 29,993,792 and 29,964,292 shares issued at April 2, 2003 and December 31, 2002, respectively	225	225
Additional paid-in capital	110,479	110,430
Accumulated deficit	(106,428)	(103,678)
Treasury stock, 54,306 shares at cost at April 2, 2003 and December 31, 2002	(181)	(181)

Total stockholders’ equity	4,095	6,796

Total liabilities and stockholders’ equity	$43,370	$45,328

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	April 2, 2003	March 31, 2002
Product sales	$6,888	$6,736

Expenses:
Cost of sales	3,334	7,100
Research and development	2,637	3,761
General and administrative	3,422	2,576

	9,393	13,437

Operating loss	(2,505)	(6,701)

Other income (expense):
License fee income	280	350
Interest income	29	69
Interest expense	(554)	(381)

Net loss	$(2,750)	$(6,663)

Basic and diluted loss per share	$(0.09)	$(0.23)

Weighted average shares outstanding	29,937	29,088

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	April 2, 2003	March 31, 2002
Operating activities:
Net loss	$(2,750)	$(6,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	792	485
Accretion of debt issue cost	21	11
Amortization of debt discount	121	—
Accretion of license fee income	(280)	(350)
Compensation paid with common stock, options and warrants	49	488
Changes in operating assets and liabilities:
Accounts receivable	2,314	(533)
Inventory	(436)	(532)
Prepaid expense and other assets	(155)	157
Accounts payable and accrued liabilities	(160)	819
Accrued payroll and payroll taxes	769	(74)
Deferred income	(30)	—

Net cash provided by (used in) operating activities	255	(6,192)

Investing activities:
Additions to property and equipment	(324)	(1,941)
Acquisition of patents	(400)	—

Net cash used in investing activities	(724)	(1,941)

Financing activities:
Proceeds from convertible debentures, net of issuance cost	—	7,833
Proceeds from notes payable	393	302
Payments of notes payable	(92)	(165)
Proceeds from the sale of common stock, net of issuance cost	—	7,850
Proceeds from the exercise of common stock options and warrants	—	122

Net cash provided by financing activities	301	15,942

Net (decrease) increase in cash and cash equivalents	(168)	7,809
Cash and cash equivalents at beginning of period	6,762	10,144

Cash and cash equivalents at end of period	$6,594	$17,953

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Quarter Ended
	April 2, 2003	March 31, 2002
Supplemental disclosure of cash flow information:

Interest paid	$489	$338

Non-cash investing and financing activities:
Issuance of common stock to prepay retirement plan contributions	—	1,425
Issuance of common stock to prepay license fees	—	837

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc.

Notes to Consolidated Condensed Financial Statements

April 2, 2003

(Unaudited)

Note 1. Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Effective January 1, 2003, the Company changed its fiscal year, from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the Wednesday closest to December 31. As a result of this change, the Company’s three fiscal quarters in 2003 end on April 2, July 2, and October 1, 2003, and its fiscal year will end on December 31, 2003. Thereafter, the Company will maintain a 52-53 week cycle ending on a Wednesday and the Company will add a 53rd week to every fifth or sixth fiscal year.

Note 2. Reclassifications

Certain data in the consolidated condensed financial statements of the prior year has been reclassified to conform to the current year presentation.

Note 3. Revenue Recognition

Product sales: NaPro recognizes revenue from product sales at the time of shipment, as the title passes to the customer, and the customer assumes the risks and rewards of ownership. Payments received in advance against future sales are recorded as deferred revenue until earned.

License fees: NaPro capitalizes license fees and amortizes them to income over the estimated economic life of the license. The amortization period consists of amortizing 80% of fees to income over the first five years of the license, and the remaining 20% of the fees to income over the remaining period of the license.

The Company recognizes income from development milestones when the milestone is achieved and the Company has no future obligation to perform additional work associated with the given milestone.

Note 4. Inventory

Inventory consists of the following (in thousands):

	April 2, 2003	December 31, 2002
Raw materials	$2,321	$3,858
Work in process	4,606	3,402
Finished goods	796	2,137

Total current inventory	7,723	9,397
Raw materials-long-term	5,891	3,781

Total inventory	$13,614	$13,178

Long-term inventory consists of raw materials which are not expected to be utilized during the next twelve months, due to the timing of biomass harvests and anticipated future changes to our production process.

Note 5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	April 2, 2003	December 31, 2002
Land	$718	$718
Furniture, fixtures and office equipment	987	987
Laboratory and production equipment	9,140	9,140
Plantation costs	4,744	4,650
Leasehold improvements	3,911	3,911
Construction in progress	796	568

	20,296	19,974
Less accumulated depreciation and amortization	(7,002)	(6,243)

Property, plant and equipment, net	$13,294	$13,731

Note 6. Stock Options

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. NaPro estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended April 2, 2003 and March 31, 2002, respectively: risk-free interest rates of 2.49% to 3.18% and 4.12% to 4.72%; no expected dividend; volatility factors of 1.187 and 1.167, and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options’ vesting period. NaPro’s pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended
	April 2, 2003	March 31, 2002
Net loss as reported	$(2,750)	$(6,663)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(996)	(1,064)

Pro forma net loss	$(3,746)	$(7,727)

Basic and diluted loss per share – as reported	$(0.09)	$(0.23)

Pro forma basic and diluted loss per share	$(0.13)	$(0.27)

Note 7. Lease Amendment

In March 2003, the Company entered into an agreement to terminate its lease comprising 54,000 square feet of office, research and development and manufacturing space in Boulder, Colorado in two phases through the end of 2003. In conjunction with terminating the lease, NaPro paid to the lessor fees totaling $249,000 during the quarter ended April 2, 2003. The Company expects to enter into a new agreement to lease approximately 10,000 square feet of administrative space by June 2003. In accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the depreciable lives of long-lived assets to be abandoned will be accounted for prospectively as a change in estimate in accordance with Accounting Principles Board Opinion No. 20 (APB 20), Accounting Changes. Therefore, the remaining useful lives of assets affected by this lease termination have been revised through the remaining lease period. The effect of this change in estimate was not material to the Company’s consolidated condensed financial statements for the quarter ended April 2, 2003. In addition to the leasehold improvements that will be abandoned, the Company may move, sell or abandon certain pieces of equipment as a result of this lease termination. However, NaPro is unable to estimate the financial impact of any potential charges at this time.

In connection with the termination of this lease, the Company expects to incur additional costs of approximately $400,000 to ready the facility for new tenants. These additional costs are expected to be incurred during the remainder of 2003.

Note 8. Restructuring Plan

During the first quarter of 2003, the Company incurred severance costs of $377,000 associated with the termination of two executive officers. The Company anticipates further personnel changes as a result of the lease termination and expected production process changes during the remainder of 2003. However, NaPro is unable to estimate the financial impact of these potential charges at this time.

Note 9. Subsequent Events

In April 2003, the Company announced that it is offering to sell its worldwide generic cremaphor injectable paclitaxel business, its first product approved for commercial sale. Proceeds from the sale would be used to accelerate the development and commercialization of therapeutic products based on NaPro’s proprietary Gene Editing and Targeted Oncology platforms, to advance the Company’s reagent and services business, and to retire $20.0 million of debt owed to Abbott Laboratories. The assets which may be sold include the Company’s domestic and international issued and pending patents associated with the cremaphor injectable paclitaxel business, development and supply agreements, inventories and manufacturing property, plant and equipment.

In April 2003, the Company sold its technical and analytical services group to privately held ChromaDex, Inc. in exchange for approximately 18% of the outstanding common stock of ChromaDex, Inc. In total, approximately 20 NaPro employees will transfer to ChromaDex in April and September 2003 as part of this transaction. In exchange for the common stock received, the Company is selling property and equipment valued at approximately $1.0 million, as well as providing occupancy cost subsidies of approximately $500,000. ChromaDex assumed the lease for NaPro’s research facility in Boulder, Colorado as part of this transaction. ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries.

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

General

We are a pharmaceutical company focused in three distinct areas: the production and sale of paclitaxel, an approved cancer drug; the development of Targeted Oncology products, and the development of novel genomic technologies, primarily in the area of Gene Editing for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. Our first commercialized product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

In April 2003, we announced that we are actively seeking to sell our worldwide generic cremaphor injectable paclitaxel business. The contemplated sale would transfer all of our assets related to the manufacture and sale of paclitaxel, which comprises a significant portion of our total assets and our current operations. The assets to be sold include our bulk paclitaxel manufacturing facilities and related production equipment; plantations; our contracts with Abbott Laboratories (Abbott), Mayne Pharma, Tzamal Pharma (Tzamal), and JCR Pharmaceuticals Co., Ltd. (JCR); regulatory filings; and patents and intellectual property relating to the manufacture and formulation of paclitaxel. We expect to retain a non-exclusive right under transferred patents and intellectual property for formulations other than the polyethoxylated castor oil and ethanol formulation currently approved by the FDA and other international regulatory agencies. We have retained Wells Fargo Securities, LLC to act as our agent in this sale transaction. The timing and terms of sale of the paclitaxel business are uncertain at this time, and we can give no assurance that any transaction will occur. If the sale of our paclitaxel business is successful, we will exit that business and we intend to utilize the proceeds of the sale to fund further development of our novel Gene Editing and Targeted Oncology agents, as well as retire $20.0 million of debt owed to Abbott. If the transaction does not occur, we would expect to remain in the paclitaxel business for the foreseeable future.

We continue to incur substantial research and development expense related to the development of novel, targeted anti-cancer agents, and the development of novel genomic technologies, primarily in the area of Gene Editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics, as well as the improvement of our paclitaxel yield, the reduction of our long-term cost of product and the development of our semisynthesis process. Accordingly, we have incurred significant losses, including losses of $8.7 million, $25.8 million and $16.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. We incurred a loss of $2.8 million for the three months ended April 2, 2003, resulting in an accumulated deficit of $106.4 million as of April 2, 2003. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends primarily upon the successful commercialization of our worldwide paclitaxel program or, if our paclitaxel business is sold, upon our successful development of Gene Editing and Targeted Oncology products. Our strategy for the paclitaxel program has been to form strategic alliances through long-term exclusive agreements with established pharmaceutical companies. In 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an Abbreviated New Drug Application (ANDA) with the United States Food and Drug Administration (FDA) for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002. We received an approval for a second ANDA on August 1, 2002, which provides for greater manufacturing flexibility for the generic paclitaxel product.

In connection with the Abbott agreement, we could have received total funding of up to $118.0 million in the form of up to $30.0 million in development milestones, up to $57.0 million in marketing milestones, $20.0 million in secured debt, and $11.0 million in equity investments. Marketing milestones are based upon certain annual sales levels, the majority of which are unlikely to be achieved given the current pricing of paclitaxel. Through April 2, 2003, and excluding product sales, we received $40.0 million under the agreement, including $11.0 million in equity investments in exchange for 2,000,000 shares of our common stock, $9.0 million in development milestones, and $20.0 million in secured debt.

Of the $30.0 million of potential development-related milestone payments, we received $1.0 million upon execution of our agreement with Abbott in July 1999. With the approval of our ANDA, and upon commencement of commercial sales, we received an $8.0 million payment in May 2002. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work, which is not currently anticipated. Therefore, it is highly unlikely that we will receive any further development milestone payments. If we were to sell our paclitaxel operations, we would no longer be entitled to any future milestone payments from Abbott.

We have received $20.0 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our paclitaxel inventories, and specific assets which relate to the manufacture and related sale of paclitaxel, are collateralized as security for the debt. Abbott’s only recourse in the event of our default on the debt is to these specific assets. We anticipate that we will use a portion of the proceeds from the sale of the paclitaxel business to retire the debt to Abbott.

Contingent upon achieving certain commercial sales thresholds for all approved formulations of paclitaxel over several years, we could have received marketing milestone payments from Abbott of up to $57.0 million. Given the current pricing of paclitaxel, we believe that the majority, if not all, of these annual sales thresholds are unlikely to be achieved.

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

In 1992, we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd. (Faulding), a large Australian pharmaceutical company, for the clinical development, finishing, sale, marketing and distribution of paclitaxel. In October 2001, Faulding was acquired by Mayne-Nickless Limited, an Australian based health care provider and logistics operator. As a result, Faulding is now known as Mayne Pharma. Mayne Pharma actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, we amended the Mayne Pharma agreement to, among other things, add additional countries to Mayne Pharma’s exclusive territory. In 2001, we entered into a separate agreement with Mayne Pharma covering development and sale of paclitaxel in Europe. We cannot assure that we will receive regulatory approval in any of the major markets in Europe. Should we receive approval, Mayne Pharma will then market and sell our paclitaxel in Europe. We and Mayne Pharma will share equally the net sales of the product in Europe. Including the new agreement for Europe, the Mayne Pharma territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Mayne Pharma has received marketing approval for, and is selling paclitaxel as ANZATAX™ in more than 25 countries.

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

In January 2001, we received approval in Israel to sell paclitaxel under the trade name Biotax™. We have established an exclusive supply and distribution agreement with Tzamal for the development and distribution of paclitaxel in Israel. Tzamal is an Israeli pharmaceutical company, active and well established in the Israeli pharmaceutical market and specializing, among other areas, in ethical products for the treatment of cancer, metabolic diseases, neurological disorders and gynecology/fertility. The Israeli Ministry of Health has approved Biotax for use in treating a variety of cancers.

In June 2001, we and JCR entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. JCR, headquartered in Ashiya, Japan, is a research and development oriented pharmaceutical manufacturer, focusing on the research of bioactive substances such as enzymes, hormones, enzyme inhibitors, growth factors and stimulating factors. Under the agreement, we will be responsible for manufacturing and supplying the finished drug. We and JCR will jointly be responsible for the clinical and regulatory program necessary for seeking approval to market paclitaxel in Japan. JCR will be responsible for the sales and distribution of the product in Japan upon its approval. We cannot assure, however, that we will receive regulatory approval of paclitaxel in Japan, or that we and our strategic partner will successfully market it.

Research and Development

Research and development are major activities for us. We discussed the nature and status of our research and development in depth in our Annual Report on Form 10-K for the year ended December 31, 2002, and in the General section of this Management’s Discussion and Analysis. If the paclitaxel business is sold, we would expect to fund our near-term research and development efforts with a portion of the proceeds from the sale.

We have incurred the following expense on research and development projects, including process improvements in our paclitaxel business (in thousands):

	Quarter Ended
	April 2, 2003	March 31, 2002
Pharmaceutical	$1,678	$2,864
Genomics	959	897

	$2,637	$3,761

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

Quarter Ended April 2, 2003 Compared to Quarter Ended March 31, 2002

Product Sales. Product sales for the quarter ended April 2, 2003 were $6.9 million, an increase of approximately $200,000 from the prior year period. The increase during this quarter was primarily attributable to shipments to Abbott and Mayne Pharma offset by a decrease in sales to Tzamal. Sales to Abbott for the quarter were $4.1 million, an increase of $100,000 from the same period in 2002. Sales to Mayne Pharma for the quarter were $2.7 million, an increase of $500,000 from the prior year quarter. There were no sales to Tzamal for the current year period, which resulted in a decrease of $500,000 from the prior year period. Other sales of reagents and standards were approximately $100,000 in the current year period. There were no significant comparable sales during the prior year period. Future sales are difficult to predict and are expected to vary from year to year depending upon numerous demand and competitive factors. Among these factors are: the relationship of competitors with their customers, the relationship of Abbott, Mayne Pharma and Tzamal with its customers and the amount of competitor product in the distribution channel.

Cost of Sales. Cost of sales for the current year quarter were $3.3 million, a decrease of $3.8 million from the prior year quarter. The decrease was primarily attributable to favorable yields resulting from the utilization of biomass with higher taxane content, more effective utilization of our production facilities, a reduction in manufacturing operating expenses and improvements in our manufacturing processes. As a result, the gross margin increased to 51.6% in the first quarter of 2003 compared with a negative 5.4% in the prior year quarter. Gross margins may fluctuate in future periods depending on a number of factors, including biomass taxane content, production volumes and developments in our manufacturing process.

Research and Development Expense. Research and development expense for the current year quarter was $2.6 million, a decrease of $1.1 million from the prior year quarter. Genomics research and development increased $100,000 from the 2002 quarter, while pharmaceutical research and development decreased $1.2 million from the prior year quarter. The decrease was primarily attributable to reductions in our contract services ($1.0 million) and supplies ($400,000) expenses. These reductions were partially offset by severance costs associated with an executive officer ($200,000). In the prior year period, a significant portion of our research and development expenditures were related to our semisynthesis paclitaxel program. During the current year period, we incurred costs associated with our Targeted Oncology program for which there were no comparable costs during the prior year period.

General and Administrative Expense. General and administrative expense for the current year quarter was $3.4 million, an increase of approximately $800,000 from the prior year quarter. The increase was primarily due to increased staffing at our genomics division ($300,000), lease termination costs associated with our corporate facilities in Boulder, Colorado ($200,000) and increased depreciation ($100,000).

License Fee Income. License fee income for the current year quarter was $280,000, a decrease of $70,000 from the prior year quarter. The decrease was attributable to a change in accounting estimate made during the second quarter of 2002.

Interest Expense. Interest expense for the first quarter of 2003 was $554,000, an increase of $173,000 from the prior year quarter. The increase was primarily attributable to the convertible debenture interest and amortization of the discount attributable to the conversion feature of the $8.0 million in convertible debt issued in February 2002.

Liquidity and Capital Resources

Our capital requirements have been, and will continue to be, significant. As of April 2, 2003, we had a working capital balance of $14.1 million compared to a working capital balance of $18.8 million as of December 31, 2002. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $62.6 million, with the exercise of warrants and options of $8.0 million and with net borrowing of $27.8 million.

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

In December 2002, we acquired the genomics business of Pangene Corporation for $1.3 million in cash and assumption of debt obligations totaling approximately $65,000. The acquisition consisted primarily of patents and intellectual property relating to Pangene’s homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. The purchase price was allocated to intangible assets totaling $987,000, fixed assets and software of $183,000, and other current assets of $44,000. In process research and development of $151,000 was expensed at the time of the acquisition. We are amortizing the intangible assets over 5 to 15 years, and fixed assets and software over 3 years. In connection with this agreement, we acquired additional patents in January 2003 in the amount of $400,000.

In November 2000, we entered into a 20-year Gene Editing technology license with the University of Delaware and Thomas Jefferson University relating to the use of proprietary oligonucleotides (small, synthetic DNA polymers) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. To date, we have issued 300,000 shares under the license agreement. Assuming we do not cancel the license, we will issue an additional 900,000 shares in 100,000 share-per-year increments on the license anniversaries. We may, at our option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at NaPro’s option. If terminated, no further shares would be issued. We have committed to fund at least $300,000 in research under this agreement during 2003.

We believe existing capital and projected sales, as well as the reduction of current inventory and collection of accounts receivable, will provide adequate capital to fund our operations and capital expenditures for the next twelve months. However, pharmaceutical development is a costly and time-consuming process. We may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. As a result, we may seek additional capital. We cannot assure that we will be able to obtain such capital on terms, which are acceptable to us.

Working Capital and Cash Flow. Cash and cash equivalents decreased $168,000 to $6.6 million for the quarter ended April 2, 2003 from $6.8 million as of December 31, 2002. During the current quarter, net cash provided by operating activities was $255,000, net cash used in investing activities was $724,000 and financing activities provided net cash of $301,000.

Inventory was $13.6 million at April 2, 2003, of which $5.9 million was classified as non-current. Non-current inventory consists of raw materials which are not expected to be utilized during the next twelve months, due to the timing of biomass harvests and anticipated future changes to our production process. The amount of inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of seasonal biomass harvests. Inventory balances may vary significantly during product development, launch periods and during seasonal harvests.

Accounts receivable was $7.0 million at April 2, 2003 and $9.3 million at December 31, 2002. We anticipate that the level of our accounts receivable will continue to decrease throughout the remainder of 2003. If we sell the paclitaxel business, we expect that our accounts receivable will be significantly reduced from our current levels for the foreseeable future.

Capital Expenditures. We spent $324,000 for capital projects during the first quarter of 2003 and $400,000 for patents acquired in connection with the prior year acquisition of assets from Pangene Corporation. These capital project expenditures primarily consisted of manufacturing and laboratory equipment purchases, and plantation costs.

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

We anticipate capital expenditures of approximately $2.0 million during 2003, which will be significantly reduced from the prior year. The primary focus of capital spending during the remainder of 2003 is expected to be in our research and development areas. Although we may seek additional long-term financing to fund capital expenditures, we cannot assure that we can obtain such financing on terms, which are acceptable to us.

Net Operating Loss Carryforwards. As of December 31, 2002, we had approximately $87.0 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders.

Business Development Activities. In the normal course of our business, we investigate, evaluate, and discuss licensing relationships, acquisitions, and other business combination opportunities in the pharmaceutical and genomics businesses. In the event we enter into any such relationships or transactions, we may consider using available cash, issuing equity securities or increasing our debt. Such transactions could materially affect our capital structure.

Critical Accounting Policies

The Company’s critical accounting policies are presented in its Annual Report on Form 10-K for the year ended December 31, 2002. There were no changes to these critical accounting policies during the quarter ended April 2, 2003.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	competition from Bristol-Myers Squibb Company, IVAX Corporation, Aventis S.A., Mylan Laboratories, Inc., and other producers of paclitaxel and other drugs;
•	the ability to obtain European or Japanese regulatory approvals for paclitaxel or a delay in such approvals;

•	technological advances in cancer treatment and drug development that may make paclitaxel obsolete;
•	the risks associated with patent litigation;
•	the ability to obtain rights to technology;
•	competition in the field of genomics therapeutics, reagents, services and diagnostics;
•	the ability to obtain, maintain and enforce patents;
•	the ability to maintain trade secrets;
•	the ability to obtain raw materials and commercialize manufacturing processes;
•	the ability to scale-up and optimize laboratory processes into viable, commercial scale manufacturing processes;
•	the effectiveness of other pharmaceuticals we develop in treating disease;
•	the results of preclinical and clinical studies for ourselves and our competitors;
•	the ability to fund preclinical and clinical studies;
•	the results of research and development activities;
•	the ability to fund research and development activities;
•	the ability to purchase or license new products;
•	the successful development of new products;
•	the business abilities and judgment of our management and other personnel;
•	the ability to hire and retain skilled personnel to perform research and development and to run our manufacturing operations;
•	the ability of contract manufacturers to perform adequately under anticipated contracts;
•	the decision-making processes of regulatory agencies;
•	changes in and compliance with governmental regulations;
•	the effect of capital market conditions and other factors on capital availability;
•	the ability of Abbott, Mayne Pharma, Tzamal and JCR to perform their obligations under their existing agreements with us;
•	our ability to perform our obligations under our existing and future agreements;
•	our limited relevant operating history upon which an evaluation of our prospects can be made;
•	the effect on sales, cash flow and earnings from foreign exchange rate fluctuations;
•	our ability to meet all applicable Nasdaq SmallCap requirements for continued listing of our common stock;
•	our ability to sell our paclitaxel business for an acceptable price;
•	adverse economic and general business conditions; and
•	other factors referenced in this report.

If we fail to meet all applicable Nasdaq SmallCap requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq SmallCap Market. In order to maintain our listing, we must meet minimum financial and other requirements. This includes a minimum stockholders’ equity requirement of at least $2.5 million or a minimum market value of listed securities of $35.0 million. As of April 2, 2003, our stockholders’ equity was $4.1 million and the market value of our common stock outstanding was $21.6 million. In addition, on January 28, 2003, the Nasdaq Staff notified us that the bid price of our common stock had closed below the required $1.00 per share for 30 consecutive trading days, and, accordingly, that we did not comply with Marketplace Rule 4450(a)(5). We have been provided 180 calendar days, or until July 28, 2003, to regain compliance with this requirement. To demonstrate compliance with the bid price requirement, we must maintain a bid price of greater than $1.00 for a minimum of 10 consecutive business days, although in certain circumstances Nasdaq may require a longer compliance period.

If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from the Nasdaq SmallCap Market. If Nasdaq made a determination to delist our common stock, the delisting procedure would involve a process beginning with Nasdaq’s notification and would include a hearing and the possibility of appeal. There is no assurance that at the end of this process our common stock would continue to be listed on the

SmallCap Market. If our common stock were delisted for any reason, it could reduce the value of our common stock and its liquidity. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by suppliers, customers and employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Under the Mayne Pharma agreement, Mayne Pharma pays us a fixed percentage of their sales price for paclitaxel. Each year, Mayne Pharma estimates the sales price it will receive in the upcoming year, and based upon that estimate, we determine the price we will charge Mayne Pharma. We recognize the corresponding sales at the time of shipment to Mayne Pharma. However, Mayne Pharma’s actual selling price may differ from that estimated. Pursuant to the agreement, Mayne Pharma is obligated to provide us with their calculation of the actual sales price for sales made during the preceding year, and an adjustment is calculated that may increase or decrease our sales of products to Mayne Pharma during that year.

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

Certain statements set forth in this Item 3 may constitute “forward-looking statements.” See “Special Note Regarding Forward-looking Statements.”

Item 4. Controls and Procedures

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

Part II—Other Information

Item 1. Legal Proceedings. None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit Number	Description of Exhibit

99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*Filed herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

(b)	Reports on Form 8-K:

We filed a Current Report on Form 8-K dated January 23, 2003 reporting on Item 8 the change in our fiscal year.

We filed a Current Report on Form 8-K dated February 13, 2003 reporting on Item 5 the application for the transfer of our common stock to the Nasdaq SmallCap Market.

We filed a Current Report on Form 8-K dated March 26, 2003 reporting on Item 9, Regulation FD Disclosure certifying the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

We filed a Current Report on Form 8-K dated April 9, 2003 reporting on Item 5 and attaching as an exhibit to the report a press release that relates to the offering for sale of the Company’s worldwide generic cremaphor injectable paclitaxel business.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro caused this report on Form 10-Q to be signed on its behalf.

NAPRO BIOTHERAPEUTICS, INC.

May 15, 2003	By: /s/ Leonard P. Shaykin
Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer

May 15, 2003	By: /s/ Gordon Link
Gordon Link Senior Vice President, Chief Financial Officer (Principal Financial Officer)

May 15, 2003	By: /s/ Sanford D. Goldberg
Sanford D. Goldberg Controller (Principal Accounting Officer)

CERTIFICATION

I, Leonard P. Shaykin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NaPro BioTherapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

Date: May 15, 2003

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

Date: May 15, 2003

/s/ Gordon Link

Gordon Link

Senior Vice President and Chief Financial Officer