Form 10-K/A
period 2002-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2003-08-08
CIK 891504

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2
TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24320

NaPro BioTherapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1187753 (I.R.S. Employer Identification No.)
4840 Pearl East Circle, Suite 300W Boulder, CO 80301 (303) 516-8500 (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, $0.0075 par value; Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $151,191,000 as of June 28, 2002 (the last business day of the registrant's second fiscal quarter in 2002). For purposes of determining this number, 6,697,884 shares of common stock held by affiliates are excluded. For purposes of making this calculation, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.

As of August 5, 2003, the Registrant had 30,762,631 shares of Common Stock outstanding.

        NaPro BioTherapeutics, Inc. hereby amends its Form 10-K for the period from January 1, 2002 to December 31, 2002, as amended (the "Form 10-K"), as set forth in this Form 10-K/A (the "Form 10-K/A"). This Form 10-K/A is being amended to file Exhibits 3.8 and 10.38, to revise the Exhibit Index to add Exhibits 3.8 and 10.32 to 10.38, and to revise the Exhibit Index to show the proper date of the Certificate of Amendment listed as Exhibit 3.3. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, as previously amended, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996(1)
3.2	Certificate of Amendment dated September 29, 1998 to the Amended and Restated Certificate of Incorporation of the Company(2)
3.3	Certificate of Amendment dated October 31, 2000 to the Amended and Restated Certificate of Incorporation of the Company(3)
3.4	Bylaws of the Company as amended through December 2000(4)
3.5	Certificate of Designation for Convertible Preferred Stock, Series A(5)
3.6	Certificate of Designation for Series B Junior Participating Preferred Stock(6)
3.7	Certificate of Designation for Series C Senior Convertible Preferred Stock(7)
3.8	Certificate of Amendment dated March 3, 2003 to the Amended and Restated Certificate of Incorporation of the Company
4.1	Common Stock Certificate(8)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(9)
4.3	Form of 4% Convertible Subordinated Debenture due 2007(10)
10.1*	Company's 1993 Stock Option Plan(8)
10.2*	Amendment dated December 11, 2000 to the Company's 1993 Stock Option Plan(4)
10.3*	Company's 1994 Long-Term Performance Incentive Plan, as amended and restated effective June 21, 2001(11)
10.4	Company's 1998 Stock Incentive Plan as amended and restated effective September 25, 2001(11)
10.5*	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(16)

10.6*	Employment Agreement effective October 1, 2001 between the Company and Sterling Ainsworth(16)
10.7*	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(16)
10.8*	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(16)
10.9*	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(16)
10.10*	Employment Agreement effective October 1, 2001 between the Company and David Denny(16)
10.11*	Employment Agreement effective October 1, 2001 between the Company and James McChesney(16)
10.12*	Employment Agreement effective October 1, 2001 between the Company and Steve Bannister(16)
10.13*	Employment Agreement effective October 1, 2001 between the Company and Brenda Fielding(16)
10.14	Second Amended and Restated Master Agreement dated June 5, 2000 between the Company and F.H. Faulding & Co., Ltd.(12)
10.15	European Agreement dated March 2, 2001 between the Company and F.H. Faulding & Co., Ltd.(4)
10.16	Development, License and Supply Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories(14)
10.17	Loan and Security Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories(14)
10.18	Stock Purchase Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories(14)
10.19	Amendment dated June 23, 2000 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories(15)
10.20	Amendment dated June 23, 2000 to Stock Purchase Agreement by and between the Company and Abbott Laboratories(15)
10.21	Amendment dated November 28, 2001 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories(16)
10.22	License Agreement dated November 21, 2000 by and between the Company and The University of Delaware and Thomas Jefferson University(4)
10.23+	Release and License Agreement dated November 28, 2001 by and between Bristol-Meyers Squibb Co. and the Company(16)
10.24	Lease dated October 16, 1995 between the Company and Gunbarrel Facility L.L.C.(13)
10.25	First Amendment to Lease November 27, 1995 between the Company and Gunbarrel Facility L.L.C.(13)
10.26	Form of Subscription Agreement including Registration Rights(4)

10.27	Securities Purchase Agreement dated February 13, 2002 between T/L Ventures, Inc. and the Company(10)
10.28	Registration Rights Agreement dated February 13, 2002 between T/L Ventures, Inc. and the Company(10)
10.29	Agreement dated November 7, 2001 between R. J. Reynolds Tobacco Company and the Company(16)
10.30	Agreement dated December 31, 2002 between Pangene Corporation and the Company**
10.31	Fourth Amendment to lease between the Company and Gunbarrel Facility L.L.C.**
10.32	Culture Agreement dated March 1, 1996 between Zelenka Nursery, Inc. and the Company(17)
10.33	Agreement for Sale, Harvest and Storage of Nursery Stock dated May 1, 1996 between Zelenka Nursery, Inc. and the Company(17)
10.33	Culture Agreement dated March 1, 1997 between Zelenka Nursery, Inc. and the Company(1)
10.34	Lease Agreement dated March 1, 1997 between Zelenka Nursery, Inc. and the Company(1)
10.35	Agreement for Sale, Harvest and Storage of Nursery Stock dated March 1, 1997 between Zelenka Nursery, Inc. and the Company(1)
10.36	Culture Agreement dated July 26, 1997 between Cass-Mill, Inc. and the Company(18)
10.37	Lease Agreement dated April 28, 2000 between Cass-Mill, Inc. and the Company(4)
10.38*	Form of Director and Officer Indemnification Agreement (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)
21.1	List of Subsidiaries(16)
23.1	Consent of Ernst & Young LLP**
99	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

*
A management compensation plan.

**
Previously filed.

+
Portions have been omitted pursuant to a request for confidential treatment.

(1)
Incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1996 (File No. 0-24320).

(2)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24320).

(3)
Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 0-24320).

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

(14)
Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 23, 1999 (File No. 0-24320).

(15)
Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000 (File No. 0-24320).

(16)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320).

(17)
Incorporated herein by reference to the Company's Registration Statement on Form S-1 of the Company, filed with the Commission on August 1, 1996 (333-3051).

(18)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-24320).

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPRO BIOTHERAPEUTICS, INC.
/s/ GORDON H. LINK, JR. Gordon H. Link, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: August 8, 2003

CERTIFICATION

I, Leonard P. Shaykin, certify that:

        1.     I have reviewed this annual report on Form 10-K/A of NaPro BioTherapeutics, Inc.;

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

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 8, 2003	/s/ LEONARD P. SHAYKIN Leonard P. Shaykin Chairman of the Board of Directors Chief Executive Officer

CERTIFICATION

I, Gordon H. Link, Jr., certify that:

        1.     I have reviewed this annual report on Form 10-K/A of NaPro BioTherapeutics, Inc.;

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

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 8, 2003	/s/ GORDON H. LINK, JR. Gordon H. Link, Jr. Senior Vice President and Chief Financial Officer

QuickLinks

Part IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION