Form 10-Q
period 2003-07-02
NAPRO BIOTHERAPEUTICS INC
filed 2003-08-08
CIK 891504

Use these links to rapidly review the document
NaPro BioTherapeutics, Inc. and Subsidiaries Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended July 2, 2003

Commission File Number 0-24320

NAPRO BIOTHERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Incorporated in Delaware		IRS ID No. 84-1187753
4840 Pearl East Circle, Suite 300W Boulder, Colorado 80301 (303) 516-8500

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

        As of July 23, 2003, the registrant had 30,762,631 shares of common stock, $0.0075 par value, outstanding.

NaPro BioTherapeutics, Inc. and Subsidiaries
Table of Contents

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share data)

	July 2, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,836	$6,762
Accounts receivable, net of allowance for doubtful accounts	8,097	9,340
Inventory	6,871	9,397
Prepaid expense and other current assets	1,530	977

Total current assets	22,334	26,476
Property, plant and equipment, net	11,154	13,731
Inventory—raw materials	6,106	3,781
Other assets	3,097	1,340

Total assets	$42,691	$45,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,653	$5,234
Accrued payroll and payroll taxes	1,265	1,147
Notes payable—current portion	20,188	102
Deferred income	1,250	1,150

Total current liabilities	29,356	7,633
Notes payable—long term	81	19,861
Deferred income—long term	5,327	5,887
Convertible debentures	5,418	5,151
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 66,000,000 shares authorized; 30,762,631 and 29,964,292 shares issued at July 2, 2003 and December 31, 2002, respectively	231	225
Additional paid-in capital	111,017	110,430
Accumulated deficit	(108,558)	(103,678)
Treasury stock, 54,306 shares at cost at July 2, 2003 and December 31, 2002	(181)	(181)

Total stockholders' equity	2,509	6,796

Total liabilities and stockholders' equity	$42,691	$45,328

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2003	June 30, 2002	July 2, 2003	June 30, 2002
Product sales	$7,561	$9,490	$14,449	$16,226
Expenses:
Cost of sales	4,107	7,029	7,441	14,129
Research and development	2,495	4,035	5,490	8,328
General and administrative	2,755	2,869	5,819	4,913

	9,357	13,933	18,750	27,370

Operating loss	(1,796)	(4,443)	(4,301)	(11,144)
Other income (expense):
License fee income	280	8,010	560	8,360
Interest income	18	82	47	151
Interest expense	(632)	(594)	(1,186)	(975)

Net (loss) income	$(2,130)	$3,055	$(4,880)	$(3,608)

Basic (loss) income per share	$(0.07)	$0.10	$(0.16)	$(0.12)

Diluted (loss) income per share	$(0.07)	$0.10	$(0.16)	$(0.12)

Basic weighted average shares outstanding	30,507	29,724	30,221	29,408

Diluted weighted average shares outstanding	30,507	31,465	30,221	29,408

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2003	June 30, 2002
Operating activities:
Net loss	$(4,880)	$(3,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,682	1,030
Accretion of debt issue cost	103	32
Amortization of debt discount	246	159
Accretion of license fee income	(560)	(360)
License fees paid with common stock	—	468
Compensation paid with common stock, options and warrants	88	230
Retirement contributions paid with common stock	218	950
Asset writedown	30	—
Changes in operating assets and liabilities:
Accounts receivable	1,243	(3,596)
Inventory	920	(1,062)
Prepaid expense and other assets	(195)	(79)
Accounts payable and accrued liabilities	1,419	421
Accrued payroll and payroll taxes	118	522
Deferred income	100	—

Net cash provided by (used in) operating activities	532	(4,893)
Investing activities:
Additions to property and equipment	(731)	(3,798)
Acquisition of patents	(400)	—
Investment in Chromadex	(554)	—

Net cash used in investing activities	(1,685)	(3,798)
Financing activities:
Proceeds from convertible debentures, net of issuance cost	—	7,708
Proceeds from notes payable	486	302
Payments of notes payable	(262)	(291)
Proceeds from the sale of common stock, net of issuance cost	—	7,823
Proceeds from the exercise of common stock options and warrants	3	183

Net cash provided by financing activities	227	15,725

Net (decrease) increase in cash and cash equivalents	(926)	7,034
Cash and cash equivalents at beginning of period	6,762	10,144

Cash and cash equivalents at end of period	$5,836	$17,178

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2003	June 30, 2002
Supplemental disclosure of cash flow information:
Interest paid	$821	$699
Non-cash investing and financing activities:
Issuance of common stock to prepay retirement plan contributions	218	950
Transfer of fixed assets for investment in Chromadex	946	—
Issuance of common stock to prepay license fees	—	837
Depletion of plantation cost to inventory	719	695
Issuance of restricted common stock to prepay retention bonus	66	—

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc.

Notes to Consolidated Condensed Financial Statements

July 2, 2003

(Unaudited)

Note 1. Basis of Presentation

        The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2002.

        Effective January 1, 2003, the Company changed its fiscal year, from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the Wednesday closest to December 31. As a result of this change, the Company's three fiscal quarters in 2003 end on April 2, July 2, and October 1, 2003, and its fiscal year will end on December 31, 2003. Thereafter, the Company will maintain a 52-53 week cycle ending on a Wednesday and the Company will add a 53rd week to every fifth or sixth fiscal year.

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

Note 4. Proposed Sale of Paclitaxel Business

        In April 2003, the Company announced that it is offering to sell its worldwide polyethoxylated castor oil formulated injectable paclitaxel business, its first product approved for commercial sale. Polyethoxylated castor oil formulations are the only paclitaxel formulations currently approved by the United States Food and Drug Administration and other international regulatory agencies. Proceeds from the sale would be used to fund the development and commercialization of products based on NaPro's proprietary Gene Editing and Oncology platforms and to retire $20.0 million of debt owed to Abbott Laboratories. The contemplated sale would transfer all of the Company's assets related to the manufacture and sale of paclitaxel, which comprises a significant portion of the Company's total assets and its current operations. The assets to be sold include the Company's leased bulk paclitaxel manufacturing facilities and related production equipment; yew tree plantations (which includes related cultivation agreements, leases and yew trees owned by the Company); contracts with Abbott Laboratories (Abbott), Mayne Pharma, Tzamal Pharma (Tzamal), and JCR Pharmaceuticals Co., Ltd. (JCR) and other contracts related to the paclitaxel business; regulatory filings; and patents and intellectual property relating to the manufacture and formulation of generic cremaphor injectible paclitaxel. The Company expects to retain rights for formulations other than polyethoxylated castor oil formulations. The timing and terms of sale of the paclitaxel business are uncertain at this time, and the Company can not give assurance that any transaction will occur. If the sale of the paclitaxel business is successful, NaPro will exit that business. If the transaction does not occur, the Company expects to remain in the paclitaxel business for the foreseeable future.

Note 5. Sale of Analytical Services group

        In April 2003, the Company sold its technical and analytical services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex, Inc. Ten Company employees transferred to ChromaDex in April and eight employees may transfer in September 2003 as part of this transaction. In exchange for the common stock received, the Company sold property and equipment valued at approximately $1.0 million, as well as provided rents and other subsidies of approximately $500,000, which included a payment of $300,000 in cash at the closing. ChromaDex assumed the lease for NaPro's research facility in Boulder, Colorado as part of this transaction. ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries.

Note 6. Inventory

        Inventory consists of the following (in thousands):

	July 2, 2003	December 31, 2002
Raw materials	$1,966	$3,858
Work in process	2,724	3,402
Finished goods	2,181	2,137

Total current inventory	6,871	9,397
Raw materials-long-term	6,106	3,781

Total inventory	$12,977	$13,178

        Long-term inventory consists of raw materials that are not expected to be utilized during the next twelve months, due to the timing of biomass harvests and anticipated future changes to our production process.

        In May 2003, the Company recorded a loss of approximately $1.0 million resulting from the writedown of its current year harvest to the lower of cost or market. The writedown resulted from an early harvest of fields to reduce on-going maintenance costs.

Note 7. Property, Plant and Equipment

        Property, plant and equipment consists of the following (in thousands):

	July 2, 2003	December 31, 2002
Land	$718	$718
Furniture, fixtures and office equipment	1,578	987
Laboratory and production equipment	7,610	9,140
Plantation costs	4,129	4,650
Leasehold improvements	3,783	3,911
Construction in progress	266	568

	18,084	19,974
Less accumulated depreciation and amortization	(6,930)	(6,243)

Property, plant and equipment, net	$11,154	$13,731

Note 8. Stock Options

        NaPro accounts for its stock options to employees and directors in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB 25, compensation expense is recorded over the vesting period only if the fair value of the underlying stock exceeds the exercise price. Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation.

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. NaPro estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended July 2, 2003 and June 30, 2002, respectively: risk-free interest rates of 2.51% to 3.22% and 4.60% to 5.07%; no expected dividend; volatility factors of 1.194 and 1.090, and an estimated expected life range of three to six years. For the six months ended July 2, 2003 and June 30, 2002, respectively: NaPro estimated the fair value of these options with the following weighted average assumptions, risk-free interest rates of 2.49% to 3.22% and 4.12% to 5.07%; no expected dividend; volatility factors of 1.187 to 1.194 and 1.090 to 1.167, and an estimated expected life range of three to six years.

        For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options' vesting period. NaPro's pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	July 2, 2003	June 30, 2002	July 2, 2003	June 30, 2002
Net (loss) income as reported	$(2,130)	$3,055	$(4,880)	$(3,608)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(927)	(1,231)	(1,922)	(2,295)

Pro forma net (loss) income	$(3,057)	$1,824	$(6,802)	$(5,903)

Basic (loss) income per share—as reported	$(0.07)	$0.10	$(0.16)	$(0.12)

Diluted (loss) income per share—as reported	$(0.07)	$0.10	$(0.16)	$(0.12)

Pro forma basic (loss) income per share	$(0.10)	$0.06	$(0.23)	$(0.20)

Pro forma diluted (loss) income per share	$(0.10)	$0.06	$(0.23)	$(0.20)

Note 9. Delaware Economic Development Authority Grant

        In May 2003, the Company was awarded $130,000 of a grant that could total up to $1.0 million from the Delaware Economic Development Authority under the Delaware Strategic Fund Program. The grant award is based on maintaining a certain number of employees with an average salary above a minimum within the State of Delaware for four years or the Company is subject to defaulting on the grant. A default would require that the Company repay all or a portion of the grant that had been received. This grant award has been recorded as deferred income until the Company is past the default period. The Company does not expect to obtain any of the possible additional amounts under the grant. Application for the remaining awards, if any, must be submitted by May 2008.

Note 10. Restructuring Plan

        During the first quarter of 2003, the Company incurred severance costs of $377,000 associated with the termination of the employment of two executive officers. During the second quarter of 2003 the Company incurred severance costs of approximately $26,000 resulting from the involuntary termination of the employment of six additional employees. The Company anticipates further personnel reductions as a result of the termination of a Boulder, Colorado lease (see Note 11) and expected production process changes during the remainder of 2003. However, NaPro is unable to estimate the financial impact of these potential charges at this time.

        In June 2003, the Company offered certain of its paclitaxel manufacturing employees a retention bonus consisting of restricted stock grants, totaling 68,720 shares of the Company's common stock, valued at $77,000 plus related taxes of $25,000 to be paid by the Company. Restricted shares will vest if the employee is still employed by NaPro on the earlier of the sale of the paclitaxel business or January 5, 2004.

        In May 2003, the Company negotiated a voluntary termination of the majority of its regulatory affairs personnel and their transfer to an independent, third party consulting company. NaPro contracts its regulatory affairs with that company on an as needed basis.

        The sale of the Company's Analytical Services group, as discussed in Note 5, was also part of the Company's restructuring plan.

Note 11. Leases

        In March 2003, the Company entered into an agreement to terminate its lease of 54,000 square feet of office, research and development and manufacturing space in Boulder, Colorado in two phases during 2003. In connection with terminating the lease, during the first quarter of 2003, NaPro paid to the lessor an early termination fee totaling $249,000 and anticipates paying estimated additional site remediation costs of between $300,000 and $500,000 during the remainder of 2003. As a result of this lease termination, the Company was relieved of future minimum lease obligation payments, totaling approximately $600,000, and other occupancy costs, totaling approximately $400,000, due during the remainder of 2003 and 2004.

        In May 2003, NaPro entered into a new agreement to lease approximately 10,000 square feet of administrative space in Boulder, Colorado beginning June 1, 2003. The Company has the option to terminate all, or a portion of this lease in October 2003. The future minimum payments in connection with this lease total $37,000 from inception through October 2003. If the Company does not terminate this lease during the cancelable period, the lease becomes noncancelable over the remaining term, which goes through January 2008.

        In connection with the sale of the Analytical Services group to Chromadex (see Note 5), Chromadex assumed the Company's lease obligation for one of its facilities in Boulder, Colorado. This lease is a different lease than the lease for 54,000 square feet of office, research and development and manufacturing space discussed above in this Note 11. As a result, the Company was relieved of future minimum lease obligation payments totaling approximately $863,000.

Note 12. Commitments and Contingencies

        The Company has executed noncancelable operating lease agreements for office, research and production facilities, equipment and for plantations. As of July 2, 2003, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Remainder of 2003	$483
2004	470
2005	266
2006	242
2007	74
Thereafter	142

Total	$1,677

        NaPro has renewal clauses in some of these leases that range from one to ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of NaPro BioTherapeutics, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the "Reform Act." See "Special Note Regarding Forward Looking Statements."

General

        We are a pharmaceutical company focused in three distinct areas: the production and sale of paclitaxel, an approved cancer drug; the development of proprietary oncology products; and the development of novel genomic technologies, primarily in the area of Gene Editing for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. Our first commercialized product is paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees. We also may be engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

        In April 2003, we announced that we are actively seeking to sell our worldwide polyethoxylated castor oil formulated injectable paclitaxel business. Polyethoxylated castor oil formulations are the only paclitaxel formulations currently approved by the United States Food and Drug Administration (FDA) and other international regulatory agencies. The contemplated sale would transfer all of our assets related to the manufacture and sale of paclitaxel, which comprises a significant portion of our total assets and our current operations. The assets to be sold include our bulk paclitaxel manufacturing facilities and related production equipment; yew tree plantations (which includes related cultivation agreements; leases and yew trees owned by NaPro); our contracts with Abbott Laboratories (Abbott), Mayne Pharma, Tzamal Pharma (Tzamal), and JCR Pharmaceuticals Co., Ltd. (JCR) and other contracts related to the generic cremaphor injectible paclitaxel business; regulatory filings; and patents and intellectual property relating to the manufacture and formulation of paclitaxel. We expect to retain rights for formulations other than polyethoxylated castor oil formulations. We have retained Wells Fargo Securities, LLC to act as our agent in this sale transaction. The timing and terms of sale of the paclitaxel business are uncertain at this time, and we can give no assurance that any transaction will occur. If the sale of our paclitaxel business is successful, we will exit that business and we intend to utilize the proceeds of the sale to fund the development and commercialization of products based on NaPro's proprietary Gene Editing and Oncology platforms and to retire $20.0 million of debt owed to Abbott. If the transaction does not occur, we would expect to remain in the paclitaxel business for the foreseeable future.

        We continue to incur substantial research and development expense related to the development of novel, anti-cancer agents and the development of novel genomic technologies, primarily in the area of Gene Editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics, as well as the improvement of our paclitaxel yield, the reduction of our long-term cost of product and the development of our semisynthesis process. Accordingly, we have incurred significant losses, including losses of $8.7 million, $25.8 million and $16.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. We incurred a loss of $4.9 million for the six months ended July 2, 2003, resulting in an accumulated deficit of $108.6 million as of July 2, 2003. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

        Our ability to generate sufficient sales to support our operations currently depends primarily upon the successful commercialization of our worldwide paclitaxel program or, if our paclitaxel business is sold, upon our successful development of Gene Editing and/or Oncology products. Our strategy for the paclitaxel program has been to form strategic alliances through long-term exclusive agreements with established pharmaceutical companies. In 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for the supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an Abbreviated New Drug Application (ANDA) with the FDA for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002. We received an approval for a second ANDA on August 1, 2002, which provides for greater manufacturing flexibility for the generic paclitaxel product.

        In connection with the Abbott agreement, we could have received total funding of up to $118.0 million in the form of up to $30.0 million in development milestones, up to $57.0 million in marketing milestones, $20.0 million in secured debt, and $11.0 million in equity investments. Marketing milestones are based upon certain annual sales levels, the majority of which are unlikely to be achieved given the current pricing of paclitaxel. Through July 2, 2003, and excluding product sales, we received $40.0 million under the agreement, including $11.0 million in equity investments in exchange for 2,000,000 shares of our common stock, $9.0 million in development milestones, and $20.0 million in secured debt.

        Of the $30.0 million of potential development-related milestone payments, we received $1.0 million upon execution of our agreement with Abbott in July 1999. With the approval of our ANDA, and upon commencement of commercial sales, we received an $8.0 million payment in May 2002. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work, which is not currently anticipated. Therefore, it is highly unlikely that we will receive any further development milestone payments. If we were to sell our paclitaxel operations, it is probable that we would no longer be entitled to any future milestone payments from Abbott.

        We have received $20.0 million of secured debt from Abbott. The debt bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our paclitaxel inventories, and specific assets which relate to the manufacture and related sale of paclitaxel, are collateralized as security for the debt. Abbott's only recourse in the event of our default on the debt is to these specific assets. We anticipate that we will use a portion of the proceeds from the sale of the paclitaxel business to retire the debt to Abbott.

        Contingent upon achieving certain commercial sales thresholds for all approved formulations of paclitaxel over several years, we could have received marketing milestone payments from Abbott of up to $57.0 million. Given the current pricing of paclitaxel, we believe that the majority, if not all, of these annual sales thresholds are unlikely to be achieved.

        Under terms of the agreement, Abbott purchases bulk drug from us. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to us and to give us twelve months prior written notice. Since the approval of generic paclitaxel in mid-2001, the selling price of paclitaxel has fallen significantly, and may continue to do so. We receive a fixed price payment of $500 per gram, upon delivery of paclitaxel to Abbott, plus a quarterly royalty payment on sales, if any. The royalty payment is a percentage of sales recorded by Abbott less any product payment already paid to us. The percentage of sales varies each year based upon total sales in that year recorded by Abbott. We do not anticipate receiving significant royalty payments given the current price of the drug.

        In 1992, we entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd. (Faulding), a large Australian pharmaceutical company, for the clinical development, finishing, sale, marketing and distribution of paclitaxel. In October 2001, Faulding was acquired by Mayne-Nickless Limited, an Australian based health care provider and logistics operator. As a result, Faulding is now known as Mayne Pharma. Mayne Pharma actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, we amended the Mayne Pharma agreement to, among other things, add additional countries to Mayne Pharma's exclusive territory. In 2001, we entered into a separate agreement with Mayne Pharma covering development and sale of paclitaxel in Europe. We cannot assure that we will receive regulatory approval in any of the major markets in Europe. Should we receive approval, Mayne Pharma will then market and sell our paclitaxel in Europe. We and Mayne Pharma will share equally the net sales of the product in Europe. With the addition of the new agreement for Europe, the Mayne Pharma territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Mayne Pharma has received marketing approval for, and is selling paclitaxel as ANZATAX™ in more than 25 countries.

        In July 2002, the European Patent Office, Opposition Division, ruled that NaPro's currently issued paclitaxel formulation patent in the European Patent Convention is invalid. We have appealed this ruling and expect the appeal to be heard within the next 24 to 36 months. We do not believe this decision will have any effect outside of the jurisdiction of the European Patent Office; nor will it affect our ability to enter the market in Europe as regulatory approvals are received. We also do not believe this patent decision will affect our revenues or earnings through calendar year 2003.

        We have established an exclusive supply and distribution agreement with Tzamal for the development and distribution of paclitaxel in Israel. Tzamal is an Israeli pharmaceutical company, active and well established in the Israeli pharmaceutical market and specializing, among other areas, in ethical products for the treatment of cancer, metabolic diseases, neurological disorders and gynecology/fertility. In January 2001, Tzamal received approval in Israel to sell paclitaxel under the trade name Biotax™. The Israeli Ministry of Health has approved Biotax for use in treating a variety of cancers.

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

Research and Development

        Research and development are major activities for us. We discussed the nature and status of our research and development in depth in our Annual Report on Form 10-K for the year ended December 31, 2002, and in the General section of this Management's Discussion and Analysis. If the paclitaxel business is sold, we would expect to fund our near-term research and development efforts with a portion of the proceeds from the sale.

        We have incurred the following expense on research and development projects, including process improvements in our paclitaxel business and legal expenses incurred in connection with patent applications and regulatory filings (in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2003	June 30, 2002	July 2, 2003	June 30, 2002
Pharmaceutical	$1,437	$2,532	$3,252	$5,770
Genomics	1,058	1,503	2,238	2,558

	$2,495	$4,035	$5,490	$8,328

        Research and development is expected to remain a significant expense of our business. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. We currently expect to concentrate on the development of novel anti-cancer agents, and the development of novel genomic technologies, primarily in the area of Gene Editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. We anticipate bringing our Targeted Oncology program to the clinic during 2004. Our Sickle Cell Disease and Huntington's Disease programs are expected to go into the clinic during 2004 or the beginning of 2005. However, there can be no assurance that we will be able to achieve the timing of these programs. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs. Continued development of these programs is dependent upon additional capital. We cannot assure that we will be able to obtain such capital on terms, which are acceptable to us. We have included a number of the risks and uncertainties associated with completing development on schedule in the Special Note Regarding Forward-looking Statements, below.

Quarter Ended July 2, 2003 Compared to the Quarter Ended June 30, 2002

        Product Sales.    Product sales for the quarter ended July 2, 2003 were $7.6 million, a decrease of approximately $1.9 million from the prior year period. The decrease during this quarter was primarily attributable to lower shipments to Abbott partially offset by an increase in sales to Mayne Pharma. Sales to Abbott for the quarter were $2.6 million, a decrease of $4.7 million from the same period in 2002. The larger quantities in 2002 corresponded with the launch of sales by Abbott following the May 2002 approval by the FDA. Sales to Mayne Pharma for the quarter were $4.9 million, an increase of $2.8 million from the prior year quarter. This increase was primarily due to shipping initial launch quantities for Europe at a higher per unit sales price ($1.4 million) and a net increase in our share of gross proceeds from sales price reconciliations ($1.1 million). Future sales are difficult to predict and are expected to vary from year to year depending upon numerous demand and competitive factors. Among these factors are: the relationship of competitors with their customers, the relationship of Abbott, Mayne Pharma and Tzamal with their respective customers and the amount of competitive product in the distribution channel.

        Cost of Sales.    Cost of sales for the current year quarter was $4.1 million, a decrease of $2.9 million from the prior year quarter. The decrease was attributable to lower quantities sold ($3.3 million) and lower per unit cost ($1.3 million). Lower per unit cost resulted primarily from our biomass strategic plan, process improvements and cost containment efforts. This was partially offset by a biomass inventory valuation writedown of $1.0 million. As a result of our lower cost of sales, our gross margin increased to 46% in the second quarter of 2003 compared with 26% in the prior year quarter. Gross margins may fluctuate in future periods depending on a number of factors, including biomass taxane content, production volumes and developments in our manufacturing process.

        Research and Development Expense.    Research and development expense for the current year quarter was $2.5 million, a decrease of $1.5 million from the prior year quarter. Genomics research and development decreased $400,000 from the 2002 quarter, while pharmaceutical research and development decreased $1.1 million from the prior year quarter. The decrease in 2003 was primarily attributable to reductions in our salaries and benefits ($900,000), consulting and contract services ($400,000) and supplies ($200,000). This overall decrease is primarily a result of our restructuring plan designed to control costs. In the 2002 quarter, a significant portion of our contract services expenditures were related to our semi-synthesis paclitaxel program and in-licensing of technology. Salaries and benefits declined in the 2003 quarter primarily due to the sale of our Analytical Services group to Chromadex and reduction of personnel in our oncology division.

        General and Administrative Expense.    General and administrative expense for the current year quarter was $2.8 million, a decrease of approximately $100,000 from the prior year quarter. The decrease was primarily due to lower legal expenses ($500,000) and outside services ($200,000). These decreases were partially offset by higher depreciation expense resulting from a shortened useful life of leasehold improvements at the Boulder, Colorado facility in which we terminated our lease early ($300,000), and the early termination fee paid on the lease ($200,000).

        License Fee Income.    License fee income for the current year quarter was $280,000, a decrease of $7.8 million from the prior year quarter. The decrease was attributable to a one-time milestone payment of $8.0 million received in 2002 from Abbott upon commencement of commercial sales in the United States.

Six Months Ended July 2, 2003 Compared to the Six Months Ended June 30, 2002

        Product Sales.    Product sales for the 2003 period were $14.4 million, a decrease of approximately $1.8 million from the 2002 period. The decrease during this period was primarily attributable to lower shipments to Abbott and Tzamal partially offset by an increase in shipments to Mayne Pharma. Sales to Abbott for the period were $6.7 million, a decrease of $4.6 million from the same period in 2002. The 2002 sales included significant quantities sold in anticipation of launch following the May 2002 approval by the FDA. There were no sales to Tzamal for the current year period, which resulted in a decrease of $500,000 from the prior year period. Sales to Mayne Pharma for the period were $7.6 million, an increase of $3.3 million from the prior year period. A large portion of the increase in sales to Mayne Pharma resulted from shipping initial launch quantities for Europe at a higher per unit sales price ($1.4 million) and a net increase in NaPro's share of gross proceeds from sales price reconciliations ($1.1 million). Future sales are difficult to predict and are expected to vary from year to year depending upon numerous demand and competitive factors. Among these factors are: the relationship of competitors with their customers, the relationship of Abbott, Mayne Pharma and Tzamal with their respective customers and the amount of competitive product in the distribution channel.

        Cost of Sales.    Cost of sales for the 2003 period was $7.4 million, a decrease of $6.7 million from the 2002 period. The decrease was attributable to lower quantities sold ($3.0 million) and lower per unit cost ($3.2 million). Lower per unit cost resulted primarily from increased production yields, implementation of our biomass strategic plan and results of our cost containment efforts. The 2002 cost per unit was impacted by costs associated with the start-up of larger scale production. As a result, the gross margin increased to 49% for the 2003 period compared with 13% in the prior year period. Gross margins may fluctuate in future periods depending on a number of factors, including biomass taxane content, production volumes and developments in our manufacturing process.

        Research and Development Expense.    Research and development expense for the current year period was $5.5 million, a decrease of $2.8 million from the prior year period. Genomics research and development decreased $300,000 from the 2002 period, while pharmaceutical research and development decreased $2.5 million from the prior year period. The decrease was primarily attributable to reductions in our consulting and contract services ($1.2 million), salaries and fringe benefits ($700,000) and supplies ($600,000). This overall decrease is primarily a result of our restructuring plan designed to control costs. In the prior year period, a significant portion of our research and development expenditures were related to our semi-synthesis paclitaxel program and in-licensing of technology. Salaries and benefits declined in the 2003 quarter due to the sale of our Analytical Services group to Chromadex and personnel reductions in our oncology division, partially offset by severance costs associated with an executive officer.

        General and Administrative Expense.    General and administrative expense for the current year period was $5.8 million, an increase of approximately $900,000 from the prior year period. The increase was primarily due to higher depreciation resulting from a shortened useful life of leasehold improvements at the Boulder, Colorado facility in which we terminated our lease early ($400,000), increased staffing at our genomics division ($300,000) and lease termination costs associated with our corporate facilities in Boulder, Colorado ($200,000). These increases were partially offset by lower legal costs ($300,000) and lower supplies expense ($300,000).

        License Fee Income.    License fee income for the current year period was $600,000, a decrease of $7.8 million from the prior year period. The decrease was primarily attributable to a to a one-time milestone payment of $8.0 million received in 2002 from Abbott upon commencement of commercial sales in the United States.

        Interest Expense.    Interest expense for the 2003 period was $1.2 million, an increase of $200,000 from the 2002 period. The increase was primarily attributable to the convertible debenture interest and amortization of the discount attributable to the conversion feature of the $8.0 million in convertible debt issued in February 2002 and higher amortization of debt issuance costs.

Liquidity and Capital Resources

        Our capital requirements have been, and will continue to be, significant. As of July 2, 2003, we had a working capital deficit of $7.0 million compared to a working capital balance of $18.8 million as of December 31, 2002. We anticipate that we will be able to provide adequate capital to fund our operations and capital expenditures for at least the next twelve months. This would be accomplished through the sale of the paclitaxel business, renegotiation of debt, or raising additional capital, as well as projected sales, the reduction of current inventory and collection of accounts receivable. However, we cannot assure that we will be able to sell the paclitaxel business for a price acceptable to us or that we will be able to renegotiate the payment of the Abbott debt under terms acceptable to us. We also cannot assure that if we did seek additional capital we will be able to obtain such capital on terms that are acceptable to us.

        To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $62.6 million, with the exercise of warrants and options of $8.0 million and with net borrowing of $28.3 million.

        In February 2002, we sold privately $8.0 million of common stock issued at $9 per share and $8.0 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V L.P. and TL Ventures V Interfund L.P. No placement agent was involved in the transaction. The net proceeds were $15.6 million. As part of this transaction, we recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. During the first quarter of 2002, we filed a registration statement with the Securities and Exchange Commission to register under the Securities Act of 1933 the resale of common stock that was issuable upon conversion of the debentures and issuable in lieu of cash interest on the debentures. In July 2002, the registration statement was declared effective by the SEC. NaPro may pay the debenture interest in cash or common stock at its option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. The conversion price of the common stock in such a circumstance could be materially below the price at which we otherwise would be willing to issue our common stock. Issuance of common stock at such a price could result in substantial dilution to our other stockholders and could have a material adverse effect on the market price of our common stock.

        In February 2002, we sold privately $8.0 million of common stock and $8.0 million principal of five-year 4% debentures to TL Ventures V L.P. and TL Ventures V Interfund L.P. A representative of TL Ventures has recently asserted that TL Ventures will have the right to cause us to redeem its debentures if we complete the sale of our paclitaxel business. We do not agree with TL Venture's assertion and we are discussing with TL Ventures a resolution of this matter. However, if we are required to redeem these debentures with the proceeds of the sale of our paclitaxel business, the amount of the proceeds would be reduced accordingly and our ability to apply the proceeds to the benefit of our oncology and gene editing technologies would be reduced.

        In December 2002, we acquired the genomics business of Pangene Corporation for $1.3 million in cash and assumption of debt obligations totaling approximately $65,000. The acquisition consisted primarily of patents and intellectual property relating to Pangene's homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. The purchase price was allocated to intangible assets totaling $987,000, fixed assets and software of $183,000, and other current assets of $44,000. In process research and development of $151,000 was expensed at the time of the acquisition. We are amortizing the intangible assets over 5 to 15 years, and fixed assets and software over 3 years. In connection with this agreement, we acquired additional patents in January 2003 in the amount of $400,000.

        In November 2000, we entered into a 20-year Gene Editing technology license with the University of Delaware and Thomas Jefferson University relating to the use of proprietary oligonucleotides (small, synthetic DNA polymers) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. To date, we have issued 300,000 shares under the license agreement. Assuming we do not cancel the license, we will issue an additional 900,000 shares in 100,000 share-per-year increments on the license anniversaries. We may, at our option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at NaPro's option. If terminated, no further shares would be issued. We have committed to fund at least $300,000 in research under this agreement during 2003.

Working Capital and Cash Flow

        Cash and cash equivalents decreased $900,000 to $5.8 million for the period ended July 2, 2003 from $6.8 million as of December 31, 2002. During the 2003 period, net cash provided by operating activities was $500,000, net cash used in investing activities was $1.7 million and financing activities provided net cash of $200,000.

        Inventory was $13.0 million at July 2, 2003, of which $6.1 million was classified as non-current. Non-current inventory consists of raw materials which are not expected to be utilized during the next twelve months, due to the timing of biomass harvests and anticipated future changes to our production process. The amount of inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of seasonal biomass harvests. Inventory balances may vary significantly during product development, launch periods and during seasonal harvests.

        Accounts receivable was $8.1 million at July 2, 2003 and $9.3 million at December 31, 2002. We anticipate that the level of our accounts receivable will continue to decrease throughout the remainder of 2003. If we sell the paclitaxel business, we expect that our accounts receivable will be significantly reduced from our current levels for the foreseeable future.

        Notes payable—current portion was $20.2 million at July 2, 2003, an increase of $20.1 million from December 31, 2002. We reclassified our note payable due to Abbott of $20.0 million, and related unamortized issuance costs to current as the note is due on May 8, 2004.

Capital Expenditures

        We spent $700,000 on capital projects during the first six months of 2003. These capital project expenditures primarily consisted of manufacturing and laboratory equipment purchases, and plantation costs. We spent $600,000 for our investment in Chromadex and $400,000 for patents acquired in connection with the prior year acquisition of assets from Pangene Corporation.

        The amount and timing of future capital expenditures will depend upon numerous factors, including:

  •
  the manufacturing cost of paclitaxel;

  •
  the development of new products and technologies;

  •
  the acquisition of new products and technologies;

  •
  the cost of manufacturing resources for new products and technologies;

  •
  the nature of our relationship with our strategic partners;

  •
  the progress of our research and development programs;

  •
  changes in manufacturing processes;

  •
  the magnitude and scope of these activities;

  •
  competing technological and marketing developments;

  •
  changes in or terminations of existing strategic relationships;

  •
  changes in facilities; and

  •
  changes in staffing levels.

        We anticipate capital expenditures of approximately $1.7 million during 2003, which will be significantly reduced from the prior year. The primary focus of capital spending during the remainder of 2003 is expected to be in our manufacturing areas. Although we may seek additional long-term financing to fund capital expenditures, we cannot assure that we can obtain such financing on terms which are acceptable to us.

Net Operating Loss Carryforwards

        As of December 31, 2002, we had approximately $87.0 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders. Any gain on a sale of the paclitaxel business would use a portion of these carryforwards.

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

Critical Accounting Policies

        The Company's critical accounting policies are presented in its Annual Report on Form 10-K for the year ended December 31, 2002. There were no changes to these critical accounting policies during the six month period ended July 2, 2003.

        Special Note Regarding Forward-looking Statements

        The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "estimates", "may", "will", "should", "anticipated", "expected" or comparable terminology or by discussions of strategy. Such forward-looking statements may include, among others:

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

  •
  the availability of raw materials;

  •
  the sale of the paclitaxel business;

  •
  the ability to outsource activities;

  •
  the future acquisition of products or business entities;

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

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

  •
  our history of net losses;

  •
  our ability to obtain capital necessary to fund our operations when needed;

  •
  our ability to adequately protect our proprietary technologies;

  •
  litigation or third-party claims of intellectual property infringement;

  •
  success of any product liability lawsuits brought against us;

  •
  acceptance of our products in the marketplace;

  •
  reduction in revenues resulting from marketing practices such as returns, allowances and charge-backs and marketing programs adopted by wholesalers;

  •
  our ability to effectively price our products or obtain adequate reimbursement for sales of our products;

  •
  intense competition from our paciltaxel competitors;

  •
  our ability to retain our Chairman and Chief Executive Officer, Leonard P. Shaykin and other key executives;

  •
  our ability to attract and retain the qualified employees we need to be successful;

  •
  our reliance on independent, third-parties to perform certain services for us;

  •
  our ability to renew or extend the leases on our leased facilities;

  •
  any dilution resulting from future sales of common stock;

  •
  the volatility in our stock price;

  •
  our ability to continue to meet all applicable Nasdaq SmallCap requirements;

  •
  certain anti-takeover provisions we have implemented;

  •
  our ability to sell our paclitaxel business for an acceptable price;

  •
  any assertion by TL Ventures of a right to have its debentures redeemed;

  •
  political, economic or regulatory events in foreign countries that may limit our ability to generate revenue;

  •
  our dependence on strategic partners for the development and marketing of paclitaxel;

  •
  our ability to obtain regulatory approval for the sale of paclitaxel in the primary world markets outside the United States;

  •
  regulatory approvals for the sale of paclitaxel in the United States or any other primary world market in which our paclitaxel may be approved for commercial sale;

  •
  access to a stable, long term supply of yew trees, yew biomass and crude paclitaxel extract for use in the production of paclitaxel;

  •
  our ability to produce paclitaxel in sufficient quantities, on a timely basis and at an acceptable cost;

  •
  our ability to respond to recent declines in the price of paclitaxel resulting from increased competition;

  •
  our ability to market our paclitaxel successfully against our competitors' paclitaxel;

  •
  our ability to compete against new cost effective methods of harvesting or manufacturing paclitaxel or other technological developments;

  •
  adequate protection of our patents and trade secrets related to our paclitaxel;

  •
  our ability to replace the revenues lost if we sell our paclitaxel business;

  •
  our ability to commercialize our product candidates and technologies;

  •
  our reliance on strategic partners for the development, marketing and manufacturing of future products and technologies;

  •
  our efforts in developing our gene editing technology;

  •
  our ability to research and develop new potential products and technologies without diverting available capital or management's attention from other aspects of our business;

  •
  our ability to respond to technological changes that may make our potential products and technologies less attractive or obsolete;

  •
  adverse events in the field of gene alteration that could negatively impact regulatory approval or public perception of our potential products and technologies;

  •
  our reliance on the voluntary participation of patients in our clinical trials to test our potential products and technologies;

  •
  delays related to clinical testing of our potential products and technologies;

  •
  the limited clinical data relating to our gene editing and oncology technologies;

  •
  our ability to obtain foreign regulatory approvals;

  •
  our lack of experience in manufacturing our potential products;

  •
  our lack of experience in marketing or selling our potential products and technologies;

  •
  our ability to obtain rights to proprietary technologies to further develop our business; and

  •
  our exposure to material environmental liabilities related to our use of hazardous materials in connection with the operation of our research and manufacturing facilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Under the Mayne Pharma agreement, Mayne Pharma pays us a fixed percentage of their sales price for paclitaxel. Each year, Mayne Pharma estimates the sales price it will receive in the upcoming year, and based upon that estimate, we determine the price we will charge Mayne Pharma. We recognize the corresponding sales at the time of shipment to Mayne Pharma. However, Mayne Pharma's actual selling price may differ from that estimated. Pursuant to the agreement, Mayne Pharma is obligated to provide us with their calculation of the actual quantity of sales and the sales price per gram as of each March 30 and an adjustment is calculated that may increase or decrease our sales of products to Mayne Pharma during that year.

        Mayne Pharma's sales are made in the currencies of each of the countries in which it sells paclitaxel. As a result, our sales are affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, currency fluctuations were a significant factor in reductions in the price we charged Mayne Pharma. If changes in foreign currency markets continue to cause a decrease in the price per gram we receive from Mayne Pharma, there could be a material adverse effect on our earnings and cash flow. We currently record a reserve for potential Mayne Pharma pricing adjustments based upon historical experience and periodic reporting provided by Mayne Pharma. Our sales to JCR, if and when they occur, will be subject to the same risk.

        Certain statements set forth in this Item 3 may constitute "forward-looking statements." See "Special Note Regarding Forward-looking Statements."

Item 4. Controls and Procedures

        (a)   The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        (b)   The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the date of such evaluation.

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

Part II—Other Information

Item 1. Legal Proceedings.

        On April 28, 2003, NaPro filed a declaratory judgment action in the Federal District Court in Denver, and subsequently initiated legal action against Hande Tech Development Co. USA, Inc. (Hande Tech). Hande Tech is a supplier of bulk paclitaxel, who formerly supplied bulk paclitaxel feedstock to NaPro. This declaratory judgment filing was in response to allegations made by Hande Tech that NaPro had breached certain obligations to purchase paclitaxel feedstock from Hande Tech. Hande Tech has asserted that it was damaged by NaPro's failure to purchase paclitaxel feedstock valued at approximately $2.0 million. NaPro's position is that it had no obligation to purchase such feedstock and, therefore, owes Hande Tech nothing. This litigation is in the early stages, and no schedule has yet been set by the court.

Item 4. Submission of Matters to a Vote of Security Holders.

        At NaPro's annual meeting of stockholders on June 27, 2003, the four matters listed below were submitted to a vote of NaPro's stockholders.

        1.     The election of three Class I directors to hold office until the 2006 Annual Meeting

	Number of Shares
Nominee
	For	Withheld
Arthur H. Hayes, Jr. M.D.	24,879,222	2,058,678
Robert E. Pollack, Ph.D.	25,191,528	1,746,372
Leonard P. Shaykin	24,214,061	2,723,839

        2.     Approval of amendment to the Company's Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's outstanding common stock in the range of 1:5 to 1:40, as determined in the discretion of the Board of Directors.

Number of Shares
For	23,325,973
Against	3,561,621
Abstain	50,305

        3.     To ratify the selection by the Board of Directors of Ernst and Young LLP as our independent auditors for the year ending December 31, 2003:

Number of Shares
For	25,845,245
Against	998,328
Abstain	94,326

        4.     Shareholder proposal to urge the Board of Directors to significantly reduce executive compensation by eliminating bonuses, grants of new options to the Chief Executive Officer and the other four most highly compensated executive officers. In addition, to urge the Board of Directors to reduce salaries by 30% for the Chief Executive Officer and the other four most highly compensated executive officers.

Number of Shares
For	3,113,449
Against	8,299,175
Abstain	312,019
Unvoted	15,213,257

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits:

Exhibit Number	Description of Exhibit
10.1*+	Employment Agreement effective May 22, 2003 between the Company and James McChesney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

        *Filed herewith.

        # This certification shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

        + A management compensation plan.

(b)
Reports on Form 8-K:

        We filed a Current Report on Form 8-K dated April 9, 2003 reporting on Item 5, and attaching as an exhibit to the report a press release relating to the offering for sale of the Company's worldwide generic cremaphor injectable paclitaxel business.

        We filed a Current Report on Form 8-K dated May 15, 2003 reporting on Item 9, Regulation FD Dislosure, and attaching as an exhibit to the report a press release announcing the Company's first quarter 2003 earnings.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NAPRO BIOTHERAPEUTICS, INC.
August 8, 2003	By:	/s/ LEONARD P. SHAYKIN
Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer
August 8, 2003	By:	/s/ GORDON LINK
Gordon Link Senior Vice President, Chief Financial Officer (Principal Financial Officer)
August 8, 2003	By:	/s/ ROGER NEWBERRY
Roger Newberry Acting Controller (Principal Accounting Officer)