Form 10-K/A
period 2002-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2003-10-24
CIK 891504

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3
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

As of October 20, 2003, the Registrant had 30,756,384 shares of Common Stock outstanding.

        NaPro BioTherapeutics, Inc. hereby amends its Form 10-K for the period from January 1, 2002 to December 31, 2002, as amended (the "Form 10-K"), as set forth in this Form 10-K/A (the "Form 10-K/A"). This Form 10-K/A is being amended to revise Item 1 of Part I, Item 5 of Part II and Item 15 of Part IV. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, as previously amended, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

        Historically, the primary focus of our business has been the production and sale of paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees, and a majority of the NaPro's resources have been devoted to this endeavor. We have entered into marketing agreements with established pharmaceutical companies to assist us in gaining regulatory approvals, formulating, and marketing our paclitaxel. Our paclitaxel is currently approved for commercial sale in the U.S., Australia, Israel and more than 25 other countries in the Middle East, Asia and Latin America.

        In the field of genomics, we are engaged in the discovery, patenting, development and commercialization of a broad range of products using our proprietary Gene Editing technology. Employing this technology, we are developing products that specifically and precisely edit genes. By making small, highly controlled modifications to genes, we believe we can contribute to the prevention and treatment of many different types of disease. In the area of therapeutics, our efforts to date have been directed primarily to treatments for Sickle Cell Disease and Huntington's Disease. Both projects are currently in the pre-clinical stages of development. In addition, we are developing gene alteration strategies for animals, plants, viruses and other microbes. Our proprietary Gene Editing technology also has application in the research reagent, genomics service and molecular diagnostic fields. We are currently assembling a portfolio of products and services, which we intend to offer to potential customers in these market segments.

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

NaPro Products: Commercial or under Development

        The following chart identifies our therapeutic products, both commercial and under development.

Product	Indication(s)	Development Status
Commercial Oncology Products
ANZATAX™ (Mayne Pharma)	Breast, Ovarian and Non-Small Cell Lung Cancer	Commercialized in Australia, Asia, South America and the Mideast; in development in Europe
Biotax® (Tzamal Pharma)	Breast, Ovarian and Non-Small Cell Lung Cancer	Commercialized in Israel
NaPro Paclitaxel for injection (Abbott Laboratories)	Breast and Ovarian Cancer	Commercialized in the U.S.
Targeted Oncology Products
Targeted cancer therapeutic	Small Cell Lung, Prostate, Pancreatic and Colorectal Cancers	Pre-clinical research
Targeted cancer therapeutic	Head and Neck Cancer	Pre-clinical research
Gene Editing Products
Ex-vivo cell therapy	Sickle Cell Disease	Pre-clinical research
Oligonucleotide therapeutic	Huntington's Disease	Pre-clinical research

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

        Of the $30.0 million of potential development-related milestone payments, we received $1.0 million upon execution of its agreement with Abbott in July 1999. With the approval of NaPro's ANDA, and upon commencement of commercial sales, we received an $8.0 million payment in May 2002. Thus, $21.0 million in possible development milestones remain. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work, which is not currently anticipated.

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

        In Europe, we are responsible for regulatory filings and for funding development. We are also responsible for supplying paclitaxel raw material exclusively to Mayne Pharma to formulate and finish the product. Although Bristol's European exclusivity period ends in 2003, we cannot assure that we will receive regulatory approval in the major markets in Europe. Should we receive approval, Mayne Pharma will then market and sell the final proprietary paclitaxel formulation in Europe. Under the agreement, Mayne Pharma paid an up-front licensing fee to us of $7.5 million. We will share equally the net sales of the product in Europe.

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

        We are required to indemnify Mayne Pharma for any defect in our paclitaxel that is shipped to Mayne Pharma and for uncured breaches of our warranties or obligations. Mayne Pharma is required to indemnify us against all losses (i) resulting from a defect in a product manufactured by Mayne Pharma containing our paclitaxel except if the defect is our fault, (ii) resulting from a product containing our paclitaxel formulated, stored, handled, promoted, distributed, registered or sold by Mayne Pharma and (iii) for uncured breaches of Mayne Pharma's representations and warranties under the Mayne Pharma agreement.

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

        The first step in the manufacture of paclitaxel requires the extraction of crude paclitaxel from the raw biomass materials we cultivate from our yew trees or purchase from others. We currently have contracts with third party manufacturers to process crude paclitaxel from raw biomass materials. While we own and have operated large-scale extraction facilities in Boulder, Colorado, we believe that our manufacturing partners increase our operating flexibility and lower our cost of manufacturing. As a result, we have suspended our extraction operations and rely upon our manufacturing partners to supply all of our requirements for crude paclitaxel extract. Any failure by our manufacturing partners to supply our requirements on a cost-effective basis would jeopardize our ability to supply our strategic partners' commercial needs on a timely and competitive basis. In addition, only a limited number of contract manufacturers are both capable of processing crude paclitaxel extract from raw biomass materials and complying with current federal and state good manufacturing practice regulations. Accordingly, if our manufacturing partners fail to supply our requirements, we may not be able to enter into manufacturing agreements with alternative suppliers of crude paclitaxel extract on commercially acceptable terms and, even if we do, any manufacturer with which we contract may not be able to deliver crude paclitaxel extract in appropriate quantity.

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

Targeted Oncology Development

        We are currently selecting lead compounds from two series of constructs designed to treat either small cell lung, prostate, pancreatic and colorectal cancers or squamous cell head and neck carcinomas. Both potential products have emerged from our targeted oncology program. The lead compounds use specific peptide ligands to deliver a cytotoxic agent to the tumor. Targeted delivery is designed to lower toxicity in normal tissue while increasing efficacy in tumor tissue by taking advantage of specific receptors on the tumor cells. We believe that this approach will result in increased effective concentrations of the cytotoxic agent at the site of the cancer. These programs are being performed in collaboration with academic researchers under the direction of NaPro's Drug Development Team. Despite the generation of positive results in animal and tissue studies, we cannot determine when, if ever, any of these prospects will be successful.

Genomics

        In November 2000, we in-licensed Gene Editing technology from the University of Delaware and Thomas Jefferson University. The license agreement grants us exclusive, worldwide rights to intellectual property including patent applications relating to the use of proprietary molecules designed to precisely alter genes in humans, animals, plants, viruses and microbes. We have agreed to provide research and patent funding, as well as an ongoing license fee paid in our common stock. As of December 31, 2002, we have issued 300,000 shares under the license to the University of Delaware, Thomas Jefferson University and The Samuel Roberts Noble Foundation, Inc., which have an ownership interest in the licensed intellectual property. Assuming we do not cancel the license, we will issue an additional 900,000 shares in 100,000 share-per-year increments on the license anniversaries. We may, at our option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at our option. If terminated, no further shares will be issued. We have committed to fund at least $300,000 in research at the University of Delaware during 2003.

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

  •
  Improve plant traits without inserting foreign DNA into those plants; and/or

  •
  Develop processes to detect genetic variations in a patient's genes that may indicate which patients will better respond to specific medication or experience fewer, or less severe side effects.

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

        Among the disorders we are researching are Sickle Cell Disease and Huntington's Disease. Sickle Cell Disease is a hereditary blood disorder caused by a single point mutation of the betaglobin gene. It is characterized by a defined change in the composition of hemoglobin, the protein used to carry oxygen in the blood. The sickle hemoglobin molecules polymerize into long fibers within red blood cells when deoxygenated, causing the cell to become deformed (sickled), rigid and adhesive. The sickled red blood cells block oxygen flow to the tissues leading to organ damage, stroke and joint pain. The majority of current treatments for Sickle Cell Disease address only the symptoms of the disease. These treatments include the use of pain medications and blood transfusions. While all of these treatments are used to manage the disease, breakthrough crises occur in most patients. We are developing an ex-vivo technique aimed at treating this disorder. We are in the early stages of this development and our prospects for success, if any, cannot be measured at this time.

        Huntington's Disease is a progressive, neurological disorder, resulting in degeneration of nerve cells in the brain. It is specifically characterized by lethal aggregate formation in neural tissue. Eventually, the patient suffers dementia, uncontrolled movements, and death. There is no known cure for this rare disease. Symptoms usually appear between the ages of 35 and 50, although younger people can also develop the disease. The disease affects five in every one million people. We are developing an oligonucleotide, which may potentially allow the cells to survive. We are in the early stages of this program and we can provide no assurance that we will be successful in this development effort.

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

  •
  being prohibited from selling or licensing our products or product candidates until we obtain a license from the patent holder, who may refuse to grant us a license or will only agree to do so on unfavorable terms. Even if we are granted a license, we may have to pay substantial royalties or grant cross-licenses to our patents; and

  •
  redesigning our products or product candidates so they do not infringe on the patent holder's technology if we are unable to obtain a license. This may not be possible and, even if possible, it could require substantial additional capital and could delay commercialization.

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

        We own issued patents and have applied for patents relating to our genomics, Targeted Oncology and non-Targeted Oncology activities. As of December 31, 2002, we (either alone or with Bryn Mawr College) have 5 issued patents related to non-targeted oncology and 2 related to our genomics business. The following lists the U.S. patents the Company holds:

Patent Number	Subject Matter	Issued	Nominal Expiration*
Genomics
5,929,043	Recombinase mediated DNA therapies	July 27, 1999	January 31, 2015
6,245,565	Recombinase Medicated DNA modifications	June 12, 2001	January 31, 2015
Non-Targeted Oncology
5,696,153	Therapeutic Regimen for Treating Patients with Taxol	December 9, 1997	May 16, 2014
5,688,517	Method for Assessing Sensitivity of Tumor Cells to Cephalomannine & 10-Deacetyl Taxol	November 18, 1997	November 18, 2014
5,688,977	Method for Docetaxel Synthesis (NaPro and Bryn Mawr College)	November 18, 1997	February 29, 2016
6,107,497	Intermediate for Use in Docetaxel Synthesis and Production Method Therefor (NaPro and Bryn Mawr College)	August 22, 2000	February 29, 2016
6,358,996	Stable Isotope Labeling of Paclitaxel	March 19, 2002	June 9, 2020

*
The actual expiration date could be affected by certain factors including terminal disclaimers, extensions or abandonment before expiration, among other things.

        In addition, we (either alone or with the University of Illinois, Chicago) have applied for 1 U.S. patent in relation to our Targeted Oncology business, 3 U.S. patents in relation to our non-Targeted Oncology business and 10 related to our genomics business.

        We (along with Bryn Mawr) have 3 issued foreign patents in relation to our non-targeted oncology business and we in-license 19 issued foreign patents in relation to our non-targeted oncology business. Although we have aggressively worked to protect our proprietary technologies through the patenting process, there is no assurance that we will have freedom to operate in the fields where we are developing commercial products.

        The following lists the U.S. patents and applications we have in-licensed that are owned by third parties:

Number (Issued or Patent Publication Number)	Subject Matter	Issued or Filed Date	Nominal Expiration*
Genomics
4,888,274	Rec A Nucleoprotein Filament and Methods (Licensed from Yale)	Issued December 19, 1989	December 19, 2006
5,763,240	In Vivo Homologous Sequence Targeting In Eukaryotic Cells (Licensed from SRI International)	Issued June 9, 1998	June 9, 2015
5,948,653	Sequence Alterations Using Homologous Recombination (Licensed from SRI International)	Issued September 7, 1999	August 13, 2017
6,074,853	Sequence Alterations Using Homologous Recombination (Licensed from SRI International)	Issued June 13, 2000	August 13, 2017
6,200,812	Sequence Alterations Using Homologous Recombination (Licensed from SRI International)	Issued March 13, 2001	August 13, 2017
6,255,113	Homologous Sequence Targeting in Eukaryotic Cells (Licensed from SRI International)	Issued July 3, 2001	July 3, 2018
WO 02/079495	Genomics Applications for Modified Oligonucleotides (Licensed from University of Delaware)	Filed March 27, 2001	N/A
WO 01/14531	Cell-free Extract Assay for Plant Genomic Genetic Repair (Licensed from University of Delaware)	Filed August 21, 2000	N/A
WO 01/73002	Targeted Chromosomal Genomic Alterations With Modified Single-Stranded Oligonucleotides (Licensed from University of Delaware)	Filed March 27, 2001	N/A
WO 01/87914	Plant Gene Targeting Using Oligonucleotides (Licensed from University of Delaware)	Filed May 17, 2001	N/A
WO 01/92512	Targeted Chromosomal Genomic Alterations In Plants Using Modified Single Stranded Oligonucleotides (Licensed from University of Delaware)	Filed March 27, 2001	N/A

WO 02/10364	Methods for Enhancing Targeted Gene Alteration Using Oligonucleotides (Licensed from University of Delaware)	Filed July 27, 2001	N/A
WO 03/13437	Compositions And Methods For The Prevention And Treatment Of Huntington's Disease (Licensed from University of Delaware)	Filed August 7, 2002	N/A
WO 03/27264	Coisogenic Eukaryotic Cell Collections (Licensed from University of Delaware)	Filed September 27, 2002	N/A
WO 03/27265	Composition And Methods For Enhancing Oligonucleotide—Directed Nucleic Acid Sequence Alteration (Licensed from University of Delaware)	Filed September 27, 2002	N/A
Targeted Oncology
6,191,290	Taxane Derivatives for Targeted Therapy of Cancer (Licensed from UAB Research Foundation)	Issued February 20, 2001	February 23, 2020
20020102265	Isolation of a Cell-Specific Internalizing Peptide that Infiltrates Tumor Tissue for Targeted Drug Delivery (Licensed from the University of Texas M.D. Anderson Cancer Center)	Filed July 2, 2001	N/A
Non-Targeted Oncology
6,573,296	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	Issued June 3, 2003	November 3, 2015
5,965,493	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	Issued October 12, 1999	November 3, 2015
5,849,748	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	Issued December 15, 1998	November 4, 2014

5,639,712	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	Issued June 17, 1997	November 4, 2014
20020091269	Synthesis of Epothilones and Related Analogs, (Licensed from University Of Mississippi)	Filed October 15, 2001	N/A
20030158088	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	Filed December 17, 2002	N/A

*
The actual expiration date could be affected by certain factors including terminal disclaimers, extensions or abandonment before expiration, among other things.

        Paclitaxel is an unpatentable, naturally-occurring compound. Various compositions containing paclitaxel, and also various processes and other technologies, including those relating to extracting paclitaxel and preparing the drug for finished formulation, are or may be patented. In addition, some methods of administering paclitaxel are or may be patented.

        In September 2000, we and Abbott filed a patent infringement suit in the U.S. District Court for the District of Colorado against Bristol alleging infringement by Bristol of two patents we own: U.S. Patent numbers 5,972,992 and 5,977,164 which relate to paclitaxel formulation. In November 2001, we and Abbott settled this suit with Bristol. In connection with this settlement, the parties entered into a non-exclusive cross license agreement relating to paclitaxel. The agreement grants us a license under Bristol patents to market injectable paclitaxel, pursuant to an ANDA approval. We have the right under the agreement to sublicense to Abbott. The settlement agreement grants Bristol a license to NaPro's patents relating to stable paclitaxel formulations. The scope of both licenses is limited to the polyethoxylated castor oil and ethanol formulation currently approved by the FDA.

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

        Even in those countries where we have already obtained approval for a pharmaceutical product, we must also comply with numerous government regulations. For example, our manufacturing systems must conform to the FDA's regulations on current Good Manufacturing Practices. In complying with these regulations, manufacturers must continue to expend time and resources in order to ensure compliance. Thus, even though we have regulatory approval for paclitaxel, our current and any future facilities are subject to periodic review and inspections by the FDA or other regulatory authorities. The FDA, the Australian TGA and the European EMEA have inspected our paclitaxel manufacturing facilities and have found them to be in compliance with applicable regulations and to be acceptable for the manufacture of bulk paclitaxel. Subsequent discovery of previously unknown problems with a product or our manufacturing facilities may result in restrictions, including withdrawal of the product from the market.

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

        Paclitaxel is our only therapeutic product which has been approved for commercial sale. All of our other product candidates, including our Sickle Cell Disease, Huntington's Disease, and Targeted Oncology drugs will need to undergo extensive regulatory review prior to commercial approvals. We are in the early stages of these programs and we can provide no assurance that we will be successful in our development efforts, nor can we provide assurance that we will be successful in obtaining regulatory approvals for these products.

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

        The FDA has approved several generic versions of paclitaxel. Currently Ivax Corporation, Mylan Laboratories, Inc. and Bedford Laboratories have approval to sell generic paclitaxel in the U.S. Other generic manufacturers may enter the U.S. market. In most cases, a European exclusivity period will end in 2003, ten years after Bristol's initial approval. However, Ivax is marketing paclitaxel for Kaposi's Sarcoma in Europe. We are aware of several other pharmaceutical companies that are in the process of developing generic paclitaxel in the U.S., Europe and elsewhere. Finally, academic and research organizations and pharmaceutical and biotechnology companies are pursuing, among other things, genetically engineered drugs, chemical synthesis and cell-tissue culture that may compete with our products or technology. In addition, certain companies are pursuing the production of paclitaxel and other taxanes from natural product extraction techniques.

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

Foreign and Domestic Operations; Export Sales

        The following table sets forth, for the past three years, sales, profitability (operating income (loss)), and identifiable assets attributable to our U.S. and foreign operations (in thousands):

	Year Ended December 31,
	2002	2001	2000
U.S. Sales to Unaffiliated Customers(1)	$34,193	$15,711	$8,148
Operating Income (Loss)
U.S.	$(15,784)	$(26,444)	$(16,168)
Canada	13	(73)	(79)
Identifiable Assets
U.S.	$42,435	$34,161	$34,959
Canada	2,893	2,900	3,042

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

Part II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        During 2002 and prior, our common stock was traded in the Nasdaq National Market under the symbol "NPRO." The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock.

	High	Low
2002
Fourth Quarter	$2.09	$0.61
Third Quarter	6.18	1.12
Second Quarter	9.23	5.04
First Quarter	12.10	8.48
2001
Fourth Quarter	$13.00	$6.11
Third Quarter	10.62	6.00
Second Quarter	11.88	6.44
First Quarter	8.25	5.53

        On February 12, 2003, we announced that we had applied to transfer our common stock listing to the Nasdaq SmallCap Market. The reason for this action is that we received on February 6, 2003 a determination letter from Nasdaq Staff that we no longer met the $10.0 million shareholders' equity requirements for continued listing on the Nasdaq National Market. On February 28, 2003, the Nasdaq staff notified us that our SmallCap Market application was approved. Our common stock continues to trade under the current symbol, NPRO.

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

Sales of Unregistered Securities

        During 2002, we issued 150,600 shares of common stock to the University of Delaware, 25,650 shares of common stock to Thomas Jefferson University and 23,750 shares of common stock to The Samuel Robert Noble Foundation, Inc., all in connection with a 20-year Gene Editing technology license. The shares were issued in reliance upon the exemption provided by Section 4(2), of the Securities Act of 1933, as amended, and Regulation D thereunder. The license provides for research and patent funding commitments and payments in common stock. To date, we have issued 300,000 shares under the license agreement. Assuming we do not cancel the license, we will issue an additional

900,000 shares in 100,000 share-per-year increments on the license anniversaries. We may, at our option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at NaPro's option. If terminated, no further shares would be issued.

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

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996(1)
3.2	Certificate of Amendment dated September 29, 1998 to the Amended and Restated Certificate of Incorporation of the Company(2)
3.3	Certificate of Amendment dated October 31, 2000 to the Amended and Restated Certificate of Incorporation of the Company(3)
3.4	Bylaws of the Company as amended through December 2000(4)
3.5	Certificate of Designation for Convertible Preferred Stock, Series A(5)
3.6	Certificate of Designation for Series B Junior Participating Preferred Stock(6)
3.7	Certificate of Designation for Series C Senior Convertible Preferred Stock(7)

3.8	Certificate of Amendment dated March 3, 2003 to the Amended and Restated Certificate of Incorporation of the Company**
4.1	Common Stock Certificate(8)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(9)
4.3	Form of 4% Convertible Subordinated Debenture due 2007(10)
10.1*	Company's 1993 Stock Option Plan(8)
10.2*	Amendment dated December 11, 2000 to the Company's 1993 Stock Option Plan(4)
10.3*	Company's 1994 Long-Term Performance Incentive Plan, as amended and restated effective June 21, 2001(11)
10.4	Company's 1998 Stock Incentive Plan as amended and restated effective September 25, 2001(11)
10.5*	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(16)
10.6*	Employment Agreement effective October 1, 2001 between the Company and Sterling Ainsworth(16)
10.7*	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(16)
10.8*	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(16)
10.9*	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(16)
10.10*	Employment Agreement effective October 1, 2001 between the Company and David Denny(16)
10.11*	Employment Agreement effective October 1, 2001 between the Company and James McChesney(16)
10.12*	Employment Agreement effective October 1, 2001 between the Company and Steve Bannister(16)
10.13*	Employment Agreement effective October 1, 2001 between the Company and Brenda Fielding(16)
10.14	Second Amended and Restated Master Agreement dated June 5, 2000 between the Company and F.H. Faulding & Co., Ltd.(12)
10.15	European Agreement dated March 2, 2001 between the Company and F.H. Faulding & Co., Ltd.(4)
10.16	Development, License and Supply Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories(14)
10.17	Loan and Security Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories(14)
10.18	Stock Purchase Agreement dated July 23, 1999 by and between the Company and Abbott Laboratories(14)

10.19	Amendment dated June 23, 2000 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories(15)
10.20	Amendment dated June 23, 2000 to Stock Purchase Agreement by and between the Company and Abbott Laboratories(15)
10.21	Amendment dated November 28, 2001 to Development, License and Supply Agreement by and between the Company and Abbott Laboratories(16)
10.22	License Agreement dated November 21, 2000 by and between the Company and The University of Delaware and Thomas Jefferson University(4)
10.23+	Release and License Agreement dated November 28, 2001 by and between Bristol-Meyers Squibb Co. and the Company(16)
10.24	Lease dated October 16, 1995 between the Company and Gunbarrel Facility L.L.C.(13)
10.25	First Amendment to Lease November 27, 1995 between the Company and Gunbarrel Facility L.L.C.(13)
10.26	Form of Subscription Agreement including Registration Rights(4)
10.27	Securities Purchase Agreement dated February 13, 2002 between T/L Ventures, Inc. and the Company(10)
10.28	Registration Rights Agreement dated February 13, 2002 between T/L Ventures, Inc. and the Company(10)
10.29	Agreement dated November 7, 2001 between R. J. Reynolds Tobacco Company and the Company(16)
10.30	Agreement dated December 31, 2002 between Pangene Corporation and the Company**
10.31	Fourth Amendment to lease between the Company and Gunbarrel Facility L.L.C.**
10.32	Culture Agreement dated March 1, 1996 between Zelenka Nursery, Inc. and the Company(17)
10.33	Agreement for Sale, Harvest and Storage of Nursery Stock dated May 1, 1996 between Zelenka Nursery, Inc. and the Company(17)
10.34	Culture Agreement dated March 1, 1997 between Zelenka Nursery, Inc. and the Company(1)
10.35	Lease Agreement dated March 1, 1997 between Zelenka Nursery, Inc. and the Company(1)
10.36	Agreement for Sale, Harvest and Storage of Nursery Stock dated March 1, 1997 between Zelenka Nursery, Inc. and the Company(1)
10.37	Culture Agreement dated July 26, 1997 between Cass-Mill, Inc. and the Company(18)
10.38	Lease Agreement dated April 28, 2000 between Cass-Mill, Inc. and the Company(4)
10.39*	Form of Director and Officer Indemnification Agreement (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)**
21.1	List of Subsidiaries(16)
23.1	Consent of Ernst & Young LLP**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)
Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 0-24320).

(4)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24320).

(5)
Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 20, 1995 (File No. 0-24320).

(6)
Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 8, 1996 (File No. 0-24320).

(7)
Incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on December 16, 1997 (File No. 333-42419).

(8)
Incorporated herein by reference to the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016).

(9)
Incorporated herein by reference to the Registration Statement on Form 8-A12G/A of the Company, filed with the Commission on October 23, 2001 (File No. 0-24320).

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

NAPRO BIOTHERAPEUTICS, INC.
/s/ GORDON H. LINK, JR. Gordon H. Link, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date: October 24, 2003

QuickLinks

  Item 1 Business
  Item 5 Market for Registrant's Common Equity and Related Stockholder Matters
  Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES