Form 10-Q
period 2003-10-01
NAPRO BIOTHERAPEUTICS INC
filed 2003-11-14
CIK 891504

Use these links to rapidly review the document
NaPro BioTherapeutics, Inc. and Subsidiaries Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24320

NAPRO BIOTHERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1187753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4840 Pearl East Circle, Suite 300W
Boulder, Colorado 80301
(Address of principal executive office, including zip code)

(303) 516-8500
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

As of October 30, 2003, the registrant had 30,801,430 shares of common stock, $0.0075 par value, outstanding.

NaPro BioTherapeutics, Inc. and Subsidiaries
Table of Contents

Exhibits
Exhibit 2.1	Asset Purchase Agreement dated as of August 25, 2003 between NaPro BioTherapeutics, Inc. and Faulding Pharmaceutical Co.
Exhibit 3.1	Certificate of Elimination of Convertible Preferred Stock, Series A.
Exhibit 3.2	Certificate of Elimination of Series C Senior Convertible Preferred Stock.
Exhibit 3.3	Certificate of Increase of Series B Junior Participating Preferred Stock.
Exhibit 10.1	Form of Voting Agreement to be entered into between each of Leonard P. Shaykin and Sterling K. Ainsworth, on the one hand, and Faulding Pharmaceutical Co., on the other hand.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Item 1. Financial Statements

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share data)

	October 1, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,883	$6,762
Accounts receivable	8,206	9,340
Inventory	3,917	9,397
Prepaid expense and other current assets	1,064	977

Total current assets	18,070	26,476
Property, plant and equipment, net	9,760	13,731
Inventory—raw materials	6,171	3,781
Other assets	3,048	1,340

Total assets	$37,049	$45,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,826	$5,234
Accrued payroll and payroll taxes	1,783	1,147
Notes payable—current portion	20,078	102
Deferred income	1,250	1,150

Total current liabilities	29,937	7,633
Notes payable—long term	63	19,861
Deferred income—long term	5,047	5,887
Convertible debentures	5,557	5,151
Stockholders' equity (deficit):
Preferred stock, $.001 par value; 2,000,000 shares authorized at October 1, 2003 and December 31, 2002; none issued	—	—
Common stock, $.0075 par value; 64,000,000 shares authorized; 30,756,384 and 29,964,292 shares issued at October 1, 2003 and December 31, 2002, respectively	231	225
Additional paid-in capital	111,016	110,430
Accumulated deficit	(114,621)	(103,678)
Treasury stock, 54,306 shares at cost at October 1, 2003 and December 31, 2002	(181)	(181)

Total stockholders' equity (deficit)	(3,555)	6,796

Total liabilities and stockholders' equity (deficit)	$37,049	$45,328

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2003	September 30, 2002	October 1, 2003	September 30, 2002
Product sales	$7,301	$8,320	$21,750	$24,546
Expenses:
Cost of sales	6,535	5,551	13,977	19,689
Research and development	2,253	3,899	7,743	12,217
General and administrative	3,275	2,604	9,093	7,518
Loss on disposal of assets	1,048	—	1,048	—

	13,111	12,054	31,861	39,424

Operating loss	(5,810)	(3,734)	(10,111)	(14,878)
Other income (expense):
License fee income	280	261	840	8,621
Interest and other income	17	74	64	225
Interest expense	(550)	(545)	(1,736)	(1,520)

Net loss	$(6,063)	$(3,944)	$(10,943)	$(7,552)

Basic and diluted loss per share	$(0.20)	$(0.13)	$(0.36)	$(0.26)

Basic and diluted weighted average shares outstanding	30,759	29,775	30,397	29,532

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2003	September 30, 2002
Operating activities:
Net loss	$(10,943)	$(7,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,448	1,669
Accretion of debt issue cost	137	63
Amortization of debt discount	375	270
Accretion of license fee income	(840)	(621)
License fees paid with common stock	—	694
Compensation paid with common stock, options and warrants	113	257
Retirement contributions paid with common stock	327	1,425
Loss on disposal of assets	1,048	—
Changes in operating assets and liabilities:
Accounts receivable	1,134	(2,787)
Inventory	3,810	(2,741)
Prepaid expense and other assets	150	(562)
Accounts payable and accrued liabilities	1,591	1,082
Accrued payroll and payroll taxes	636	(521)
Deferred income	100	—

Net cash provided by (used in) operating activities	86	(9,324)
Investing activities:
Additions to property, plant and equipment	(1,255)	(4,731)
Proceeds from sale of property, plant and equipment	168	—
Acquisition of patents	(400)	—
Investment in ChromaDex	(554)	—

Net cash used in investing activities	(2,041)	(4,731)
Financing activities:
Proceeds from convertible debentures, net of issuance cost	—	7,736
Proceeds from notes payable	487	329
Payments of notes payable	(415)	(420)
Proceeds from the sale of common stock, net of issuance cost	—	7,748
Proceeds from the exercise of common stock options and warrants	4	216

Net cash provided by financing activities	76	15,609

Net (decrease) increase in cash and cash equivalents	(1,879)	1,554
Cash and cash equivalents at beginning of period	6,762	10,144

Cash and cash equivalents at end of period	$4,883	$11,698

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2003	September 30, 2002
Supplemental disclosure of cash flow information:
Interest paid	$1,313	$1,167
Non-cash investing and financing activities:
Issuance of common stock to prepay retirement plan contributions	109	475
Transfer of fixed assets for investment in ChromaDex	946	—
Issuance of common stock to prepay license fees	—	837
Depletion of plantation cost to inventory	720	825
Issuance of restricted common stock to prepay retention bonus	40	—
Issuance of common stock for payment of interest	—	148

See accompanying notes to Consolidated Condensed Financial Statements.

NaPro BioTherapeutics, Inc.

Notes to Consolidated Condensed Financial Statements

October 1, 2003

(Unaudited)

Note 1. Basis of Presentation

        The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not indicative of results for the full year. These financial statements should be read in conjunction with the NaPro BioTherapeutics, Inc. (NaPro, or the Company) Annual Report on Form 10-K and Forms 10-K/A for the year ended December 31, 2002.

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

        License fees:    NaPro defers license fees and amortizes them to income over the estimated economic life of the license. The amortization period consists of amortizing 80% of fees to income over the first five years of the license, and the remaining 20% of the fees to income over the remaining period of the license.

        The Company recognizes income from development milestones when the milestone is achieved and the Company has no future obligation to perform additional work associated with the given milestone.

Note 4. Proposed Sale of Paclitaxel Business

        On August 26, 2003, the Company announced that it has signed a definitive agreement, subject to the approval of NaPro stockholders, to sell its worldwide polyethoxylated castor oil formulated injectable paclitaxel business to Faulding Pharmaceutical Co. (Faulding), a subsidiary of Mayne Group Limited, for $71.7 million in cash minus an inventory adjustment to reflect the Company's actual inventory as of the closing. Faulding would assume certain liabilities associated with our paclitaxel business. The Company currently plans to complete the asset sale in the fourth quarter of 2003. The Company's paclitaxel is currently approved for commercial sale in the U.S., Australia, Israel and more than 25 other countries in the Middle East, Asia and Latin America. Proceeds from the sale would be used to fund the development and commercialization of products based on NaPro's proprietary oncology and gene editing platforms and for general corporate purposes. In addition, approximately $21.7 million of the proceeds of the purchase price will be paid to Abbott Laboratories (Abbott) or its designee to retire all outstanding debt and payables the Company owes to Abbott. The assets to be sold to Faulding will include paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements and inventories. The Company will retain all of its intellectual property not used in connection with the business being sold. The Company will also retain certain liabilities related to its ongoing business, including those relating to the Company's employees and stockholders, its retained contracts, license agreements unrelated to the paclitaxel business and certain leases and purchase orders, as well as other liabilities related to the Company's manufacture and sale of paclitaxel which arose prior to the closing of the asset sale. The asset sale is subject to some conditions that are beyond the Company's control and the Company cannot predict the exact timing of the completion of the asset sale. Upon consummation of the asset sale, the Company will exit the generic paclitaxel business, the development agreements with Abbott and Faulding will terminate and the Company will transfer its other generic paclitaxel marketing agreements to Faulding. If the asset sale is not approved by NaPro's stockholders or is not completed for any other reason, the Company would likely continue to operate its paclitaxel business for the foreseeable future.

        In a related transaction, Faulding and Abbott entered into a separate purchase agreement pursuant to which Abbott sold to Faulding, among other things, certain assets and rights, and Faulding assumed from Abbott certain liabilities, associated with a development, license and supply agreement between the Company and Abbott. In addition, Abbott sold its holdings of 2,000,000 shares of our common stock to Faulding. These sales by Abbott to Faulding were consummated on September 30, 2003.

        In connection with the sale of the paclitaxel business, NaPro's Board of Directors granted a total of 1,250,000 stock options to officers of the Company under the 1994 Stock Option Plan at an exercise price of $1.55 per share. These options vest no later than September 2, 2008. The options may vest earlier if the Company's closing stock price, on a rolling 20-day average, exceeds $1.55. If the rolling 20-day average closing stock price exceeds $1.55 by 30%, then 16.67% of the options vest. Likewise, if the 20-day rolling average closing stock price exceeds $1.55 by 60%, 90%, 120% and 200%, then in each case an additional 16.67% of the options vest. The additional total compensation expense that would be related to the sale transaction if the options had been expensed under the fair value method would have been $1,700,000 over the next five years (see Note 9).

Note 5. Sale of Analytical Services group

        In April 2003, the Company sold its technical and analytical services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex, Inc. Ten Company employees transferred to ChromaDex in April as part of this transaction. In exchange for the common stock received, the Company sold property and equipment valued at approximately $1.0 million, as well as provided rents and other subsidies of $554,000, which included a payment of $300,000 in cash at the closing. ChromaDex assumed the lease for NaPro's research facility in Boulder, Colorado as part of this transaction. ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries.

Note 6. Inventory

        Inventory consists of the following (in thousands):

	October 1, 2003	December 31, 2002
Raw materials	$1,447	$3,858
Work in process	474	3,402
Finished goods	1,996	2,137

Total current inventory	3,917	9,397
Raw materials—long-term	6,171	3,781

Total inventory	$10,088	$13,178

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

Note 7. Property, Plant and Equipment

        Property, plant and equipment consists of the following (in thousands):

	October 1, 2003	December 31, 2002
Land	$718	$718
Furniture, fixtures and office equipment	1,483	987
Laboratory and production equipment	5,844	9,140
Plantation costs	4,280	4,650
Leasehold improvements	1,990	3,911
Construction in progress	606	568

	14,921	19,974
Less accumulated depreciation and amortization	(5,161)	(6,243)

Property, plant and equipment, net	$9,760	$13,731

        In connection with the sale of the paclitaxel business, property, plant and equipment with a net book value at October 1, 2003 of approximately $7.6 million is anticipated to be sold to Faulding (see Note 4).

        In connection with the termination of a lease for one of the Company's facilities, the Company sold and disposed of plant and equipment with a net book value of $1.2 million. The Company realized proceeds from the sale of certain of these assets of $168,000 during 2003.

Note 8. Stockholders' Equity

        The Company has filed a shelf registration statement, which has been declared effective, covering up to 6.5 million shares of its common stock and 1.0 million shares of its preferred stock. This registration statement is intended to give NaPro the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable to the Company.

Note 9. Stock Options

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

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. NaPro estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended October 1, 2003 and September 30, 2002, respectively: risk-free interest rates of 1.98% to 2.65% and 3.72% to 4.30%; no expected dividend; volatility factors of 1.228 and 1.091, and an estimated expected life of three to six years. For the nine months ended October 1, 2003 and September 30, 2002, respectively: NaPro estimated the fair value of these options with the following weighted average assumptions, risk-free interest rates of 1.98% to 3.22% and 3.72% to 5.07%; no expected dividend; volatility factors of 1.187 to 1.228 and 1.090 to 1.167, and an estimated expected life of three to six years.

        For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options' vesting period. NaPro's pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	October 1, 2003	September 30, 2002	October 1, 2003	September 30, 2002
Net loss as reported	$(6,063)	$(3,944)	$(10,943)	$(7,552)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(935)	(910)	(2,857)	(3,205)

Pro forma net loss	$(6,998)	$(4,854)	$(13,800)	$(10,757)

Basic and diluted loss per share—as reported	$(0.20)	$(0.13)	$(0.36)	$(0.26)

Pro forma basic and diluted loss per share	$(0.23)	$(0.16)	$(0.45)	$(0.36)

Note 10. Delaware Economic Development Authority Grant

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

Note 11. Restructuring Plan

        During the first quarter of 2003, the Company incurred severance costs of $377,000 associated with the termination of the employment of two executive officers. During the second and third quarters of 2003 the Company incurred severance costs of approximately $26,000 and $17,000, respectively, resulting from the involuntary termination of a total of nine employees. The Company anticipates further personnel reductions as a result of the termination of the Boulder, Colorado lease (see Note 12), the sale of the paclitaxel business to Faulding (see Note 4) and expected production process changes during the remainder of 2003.

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

Note 12. Leases

        In March 2003, the Company entered into an agreement to terminate its lease of 54,000 square feet of office, research and development and manufacturing space in Boulder, Colorado in two phases during 2003. In connection with terminating the lease, during the first quarter of 2003, NaPro paid to the lessor an early termination fee totaling $249,000 and anticipates paying estimated additional site remediation costs of approximately $200,000 during the remainder of 2003. As a result of this lease termination, the Company was relieved of future minimum lease obligation payments, totaling approximately $600,000, and other occupancy costs, totaling approximately $400,000.

        In May 2003, NaPro entered into a new agreement to lease approximately 10,000 square feet of administrative space in Boulder, Colorado beginning June 1, 2003. In October 2003 the lease became noncancelable over the remaining term, which goes through January 2008. The future minimum lease payments associated with the remaining term total $437,000.

        In connection with the sale of the Analytical Services group to ChromaDex (see Note 5), ChromaDex assumed the Company's lease obligation for one of its facilities in Boulder, Colorado. This lease is a different lease than the lease for 54,000 square feet of office, research and development and manufacturing space discussed above in this Note. As a result, the Company was relieved of future minimum lease obligation payments totaling approximately $863,000.

Note 13. Subsequent Events

        On October 6, 2003, the Company announced that the Federal District Court in the Western District of Pennsylvania (the court) has made a number of rulings in favor of the Company in its patent infringement lawsuit against Mylan Laboratories, Inc. (Mylan). The court ruled that Mylan infringes on NaPro patents related to both stabilized formulations of paclitaxel and methods for making stable formulations. The court also ruled that the inventors listed on the NaPro patents were the first to invent the compositions and methods claimed in such patents. The court also adopted NaPro's interpretations of the patent claims asserted against Mylan in this case. NaPro expects the trial on the remaining issues in the case to begin on December 1, 2003. The remaining issues will be focused on Mylan's claims that NaPro's patents are invalid and unenforceable. NaPro will share with Faulding any cash recovery, whether through settlement or as a result of trial. However, even if NaPro has a favorable ruling at trial, NaPro does not expect to obtain a monetary award until after a damages phase of the litigation that would commence an estimated 12 to 18 months later. The findings and rulings of the District Court will be subject to appeal. An appeal by Mylan could result in a reversal of the outcome in the District Court and could also result in delays in recovery of any monetary damages.

        TL Ventures Funds, one of our principal institutional investors, has advised us that it believes that the completion of the sale of our paclitaxel business to Faulding will entitle it to have its $8.0 million of Company subordinated debentures redeemed. The Company disputed this position and engaged in discussions with TL Ventures Funds regarding this matter. On September 8, 2003, TL Ventures Funds reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, we filed a complaint in Boulder County, Colorado in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. We served TL Ventures with the complaint on October 1, 2003. In our complaint, we seek a declaratory judgment from the court that the asset sale to Faulding will not permit TL Ventures to have its subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit. We will vigorously defend our legal position. One of our directors, Marc Ostro, is also a general partner in certain TL Ventures Funds.

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

General

        We are a pharmaceutical company focused in three distinct areas: the production and sale of paclitaxel, an approved cancer drug; the development of novel, anti-cancer agents; and the development of novel genomic technologies, primarily in the area of gene editing for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. Historically, the primary focus of our business has been the production and sale of paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus trees, and a majority of our resources have been devoted to this endeavor. In the field of oncology, we are developing several compounds that we believe have potential as anti-cancer agents to treat a variety of cancers, including small cell lung, prostate, pancreatic and colorectal cancers and squamous cell head and neck carcinomas. In the field of genomics, we are engaged in the discovery, patenting, development and commercialization of a range of products using our proprietary gene editing technology. In terms of therapeutic applications within genomics, our efforts to date have been directed primarily to the development of treatments for Sickle Cell disease and Huntington's disease. In addition, we are developing gene editing strategies for animals, plants, viruses and other microbes. In addition to oncology and gene editing research and development activities, we may also evaluate the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies, or the incurrence of debt or equity financing that is dilutive to existing stockholders.

Agreement to Sell Our Paclitaxel Business

        On August 26, 2003, we announced that we have signed a definitive agreement, subject to the approval of our stockholders, to sell our worldwide polyethoxylated castor oil formulated injectable paclitaxel business to Faulding Pharmaceutical Co. (Faulding), a subsidiary of Mayne Group Limited, for $71.7 million in cash minus an inventory adjustment to reflect our actual inventory as of the closing. Faulding will assume certain liabilities associated with our paclitaxel business. We currently plan to complete the asset sale in the fourth quarter of 2003. Our paclitaxel is currently approved for commercial sale in the U.S., Australia, Israel and more than 25 other countries in the Middle East, Asia and Latin America. Proceeds from the sale are expected to be used to fund development and commercialization of products based on our proprietary oncology and gene editing platforms and for general corporate purposes. In addition, approximately $21.7 million of the proceeds of the purchase price will be paid to Abbott Laboratories (Abbott) or its designee to retire all outstanding debt and payables we owe to Abbott. The assets to be sold to Faulding will include paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements and inventories. We will retain all our intellectual property not used in connection with the business being sold. We will also retain certain liabilities related to our ongoing business, including those relating to our employees and stockholders, our retained contracts, license agreements unrelated to the paclitaxel business and certain leases and purchase orders, as well as other liabilities related to our manufacture and sale of paclitaxel which arose prior to the closing of the asset sale. The asset sale is subject to some conditions that are beyond our control and we cannot predict the exact timing of the completion of the asset sale. Upon consummation of the asset sale, we will exit the generic paclitaxel business, our development agreements with Abbott and Faulding will terminate and we will transfer our other generic paclitaxel marketing agreements to Faulding. If the asset sale is not approved by our stockholders or is not completed for any other reason, we would likely continue to operate our paclitaxel business for the foreseeable future.

        In a related transaction, Faulding and Abbott entered into a separate purchase agreement pursuant to which Abbott sold to Faulding, among other things, certain assets and rights, and Faulding assumed from Abbott certain liabilities, associated with a development, license and supply agreement between NaPro and Abbott. In addition, Abbott sold its holdings of 2,000,000 shares of our common stock to Faulding. These sales by Abbott to Faulding were consummated on September 30, 2003.

        In connection with the sale of the paclitaxel business, NaPro's Board of Directors granted a total of 1,250,000 stock options to officers of the Company under the 1994 Stock Option Plan at an exercise price of $1.55 per share. These options vest no later than September 2, 2008. The options may vest earlier if our stock price, on a rolling 20-day average, exceeds $1.55. If the rolling 20-day average stock price exceeds $1.55 by 30%, then 16.67% of the options vest. Likewise, if the 20-day rolling average stock price exceeds $1.55 by 60%, 90%, 120% and 200%, then in each case an additional 16.67% of the options vest. The additional total compensation expense that would be related to the sale transaction if the options had been expensed under the fair value method would have been $1,700,000 over the next five years (see Note 9).

        We continue to incur substantial research and development expense related to the development of novel, anti-cancer agents and the development of novel genomic technologies, primarily in the area of gene editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics, as well as the improvement of our paclitaxel yield, the reduction of our long-term cost of product and the development of our semi-synthesis process. Accordingly, we have incurred significant losses, including losses of $8.7 million, $25.8 million and $16.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. We incurred a loss of $10.9 million for the nine months ended October 1, 2003, resulting in an accumulated deficit of $114.6 million as of October 1, 2003. If we sell the paclitaxel business, we anticipate recognizing a gain sufficient to record net income in 2003, but the gain recognized will not be enough to fully offset our accumulated deficit. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

Agreements with Strategic Partners

        Our ability to generate sufficient sales to support our operations currently depends primarily upon the successful commercialization of our worldwide paclitaxel program or, if our paclitaxel business is sold, upon our successful development of oncology and gene editing products. Our strategy for the paclitaxel program has been to form strategic alliances through long-term exclusive agreements with established pharmaceutical companies. In 1999, we entered into an exclusive collaborative agreement of up to 20 years covering the U.S. and Canada with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. Under our agreement with Abbott, we are responsible for the supply of bulk drug; development activity is conducted jointly. Abbott is responsible for finishing, regulatory filings, marketing, and sale of the finished drug product. Most primary decisions related to the paclitaxel development program are made by a joint Abbott-NaPro Development Committee. In March 2001, we and Abbott filed an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration (FDA) for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002. We received an approval for a second ANDA on August 1, 2002, which provides for greater manufacturing flexibility for the generic paclitaxel product.

        Our financial arrangement with Abbott included total potential funding of up to $118.0 million in the form of up to $30.0 million in development milestones, up to $57.0 million in marketing milestones, $20.0 million in secured debt, and $11.0 million in equity investments. Marketing milestones are based upon certain annual sales levels, the majority of which are unlikely to be achieved given the current pricing of paclitaxel. Through October 1, 2003, and excluding product sales, we received $40.0 million under the agreement, including $11.0 million in equity investments in exchange for 2,000,000 shares of our common stock, $9.0 million in development milestones, and $20.0 million in secured debt.

        Of the $30.0 million of potential development-related milestone payments, we received $1.0 million upon execution of our agreement with Abbott in July 1999. With the approval of our ANDA, and upon commencement of commercial sales, we received an $8.0 million payment in May 2002. Additional development milestones will only be available should NaPro or Abbott undertake and successfully complete new development work, which is not currently anticipated. Therefore, it is highly unlikely that we will receive any further development milestone payments. If we were to sell our paclitaxel business, we would no longer be entitled to any future milestone payments from Abbott.

        Under terms of our agreement with Abbott (which we understand that Faulding has acquired), Abbott purchases bulk drug from us. Abbott may terminate the agreement at any time with or without cause. Should Abbott terminate without cause, it is obligated to make certain payments to us and to give us twelve months prior written notice. Since generic competition for paclitaxel was permitted by the FDA, the market price for the drug has decreased approximately 75% from pre-generic competition levels. We receive a fixed price payment of $500 per gram, upon delivery of paclitaxel to Abbott, plus a quarterly royalty payment on sales, if any. The royalty payment is a percentage of sales recorded by Abbott less any product payment already paid to us. The percentage of sales varies each year based upon total sales in that year recorded by Abbott. We do not anticipate receiving significant royalty payments given the current price of the drug.

        The $20.0 million of secured debt we have received from Abbott bears a primary interest rate of 6.5% and is due in full on the earlier of: (i) the second anniversary of the first sale of finished product by Abbott to a wholesaler or end-user customer following approval of finished product by the FDA (May 8, 2004); (ii) the termination of the Abbott agreement; or (iii) January 1, 2007. The debt is limited to a borrowing base of collateralized assets, recomputed monthly. The majority of our paclitaxel inventories, and specific assets which relate to the manufacture and related sale of paclitaxel, are collateralized as security for the debt. Abbott's only recourse in the event of our default on the debt is to these specific assets. Under the terms of the agreement to sell the paclitaxel business, we will use a portion of the proceeds from the sale of the paclitaxel business to retire the debt to Abbott.

        In 1992, we entered into a 20-year exclusive agreement with Faulding for the clinical development, finishing, sale, marketing and distribution of paclitaxel. In October 2001, Faulding was acquired by Mayne-Nickless Limited. As a result, Faulding is now known as Mayne Pharma. Mayne Pharma actively markets anti-cancer pharmaceuticals and other health care products in Europe, Australia, Asia, South America, and other regions throughout the world. In 2000, we amended the Mayne Pharma agreement to, among other things, add additional countries to Mayne Pharma's exclusive territory. In 2001, we entered into a separate agreement with Mayne Pharma covering development and sale of paclitaxel in Europe. We cannot assure that we will receive regulatory approval in any of the major markets in Europe. Should we receive approval, Mayne Pharma will then market and sell our paclitaxel in Europe. We and Mayne Pharma will share equally the net sales of the product in Europe. With the addition of the new agreement for Europe, the Mayne Pharma territory includes substantially all of the world other than the U.S., Canada, Japan, Israel, the former Soviet Union and parts of Africa. Mayne Pharma has received marketing approval for, and is selling paclitaxel as ANZATAX™ in more than 25 countries.

        In July 2002, the European Patent Office, Opposition Division, ruled that NaPro's currently issued paclitaxel formulation patent in the European Patent Convention is invalid. We have appealed this ruling and expect the appeal to be heard within the next 12 to 24 months. We do not believe this decision will have any effect outside of the jurisdiction of the European Patent Office; nor will it affect our ability to enter the market in Europe as regulatory approvals are received. We also do not believe this patent decision will affect our revenues or earnings through calendar year 2003.

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

Research and Development

        Research and development are major activities for us. We discussed the nature and status of our research and development in depth in our Annual Report on Form 10-K, as amended for the year ended December 31, 2002, and in the General section of this Management's Discussion and Analysis. If the paclitaxel business is sold, we would expect to fund our near-term research and development efforts with a portion of the proceeds from the sale.

        We have incurred the following expense on research and development projects, including process improvements in our paclitaxel business and legal expenses incurred in connection with patent applications and regulatory filings (in thousands):

	Quarter Ended		Nine Months Ended
	October 1, 2003	September 30, 2002	October 1, 2003	September 30, 2002
Oncology	$1,234	$2,667	$4,486	$8,427
Genomics	1,019	1,232	3,257	3,790

	$2,253	$3,899	$7,743	$12,217

        Research and development is expected to remain a significant expense of our business. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. We currently expect to concentrate on the development of novel anti-cancer agents, and the development of novel genomic technologies, primarily in the area of gene editing, for applications in human therapeutics, diagnostics, agribiotechnology and pharmacogenomics. We expect at least one oncology compound to enter clinical testing during 2004. We do not expect to commercialize any of these products before 2008, at the earliest. Currently, we are engaged in developing therapeutic programs to treat Sickle Cell disease and Huntington's disease. We hope to have at least one of these programs in the clinic in the next 12 to 18 months. We cannot assure you that the development and commercialization of these therapies will be completed on the time table discussed above. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs. Continued development of these programs is dependent upon additional capital. We cannot assure that we will be able to obtain such capital on terms, which are acceptable to us. We have included a number of the risks and uncertainties associated with completing development on schedule in the Special Note Regarding Forward-Looking Statements, below.

Quarter Ended October 1, 2003 Compared to the Quarter Ended September 30, 2002

        Product Sales.    Product sales for the quarter ended October 1, 2003 were $7.3 million, a decrease of approximately $1.0 million from the prior year period. The decrease during this quarter was primarily attributable to lower shipments to Abbott and Tzamal partially offset by an increase in sales to Mayne Pharma. Sales to Abbott for the quarter were $4.8 million, a decrease of $1.7 million from the same period in 2002. The larger quantities in 2002 corresponded with the launch of sales by Abbott following the May 2002 approval by the FDA. Sales to Tzamal decreased $600,000 from the same period in 2002 as Tzamal made no purchases during the 2003 period. Sales to Mayne Pharma for the quarter were $2.6 million, an increase of $1.3 million from the prior year quarter. Future sales are difficult to predict and are expected to vary from year to year depending upon numerous demand and competitive factors. Among these factors are: the relationship of competitors with their customers, the relationship of Abbott, Mayne Pharma and Tzamal with their respective customers and the amount of competitive product in the distribution channel.

        Cost of Sales.    Cost of sales for the current year quarter was $6.5 million, an increase of approximately $1.0 million from the prior year quarter. The increase was attributable to higher per unit cost ($2.0 million) partially offset by lower quantities sold ($500,000) and lower idle plant costs ($600,000). Higher per unit cost resulted primarily from the start-up of a new manufacturing process and idle plant costs resulted from ending production at the Boulder, Colorado facility at which the lease was terminated. As a result of our higher cost of sales, our gross margin decreased to 10% in the third quarter of 2003 compared with 33% in the prior year quarter. Gross margins may fluctuate in future periods depending on a number of factors, including biomass taxane content, production volumes and developments in our manufacturing process.

        Research and Development Expense.    Research and development expense for the current year quarter was $2.3 million, a decrease of $1.6 million from the prior year quarter. Genomics research and development decreased $200,000 from the 2002 quarter, while oncology research and development decreased $1.4 million from the prior year quarter. The decrease in 2003 was primarily attributable to reductions in our salaries and benefits ($800,000), and consulting and contract services ($700,000). This overall decrease is primarily a result of our restructuring plan designed to control costs. Salaries and benefits declined in the 2003 quarter primarily due to the sale of our Analytical Services group to ChromaDex and reduction of personnel in our oncology division. In the 2002 quarter, a significant portion of our contract services expenditures were related to regulatory filing costs in Europe and in-licensing of technology.

        General and Administrative Expense.    General and administrative expense for the current year quarter was $3.3 million, an increase of approximately $700,000 from the prior year quarter. The increase was primarily due to costs associated with terminating a lease in one of our corporate facilities in Boulder, Colorado ($300,000) and higher depreciation resulting from a shortened useful life of leasehold improvements at the Boulder, Colorado facility in which we terminated our lease early ($200,000), increased staffing at our genomics division ($300,000) and higher consulting and contract services ($100,000), primarily resulting from fees associated with the sale of the paclitaxel business. These increases were partially offset by lower legal costs ($200,000) and lower occupancy expense ($200,000).

        Loss on Disposal of Assets.    Loss on disposal of assets for the current year quarter was $1.0 million compared with none in the prior year period. This was primarily due to the sale and write off of plant and equipment in connection with the termination of a facility lease in Boulder, Colorado.

Nine Months Ended October 1, 2003 Compared to the Nine Months Ended September 30, 2002

        Product Sales.    Product sales for the 2003 period were $21.8 million, a decrease of approximately $2.8 million from the 2002 period. The decrease during this period was primarily attributable to lower shipments to Abbott and Tzamal partially offset by an increase in shipments to Mayne Pharma. Sales to Abbott for the period were $11.5 million, a decrease of $6.3 million from the same period in 2002. The 2002 sales included significant quantities sold in anticipation of launch following the May 2002 approval by the FDA. There were no sales to Tzamal for the current year period, which resulted in a decrease of $1.1 million from the prior year period. Sales to Mayne Pharma for the period were $10.2 million, an increase of $4.5 million from the prior year period. The increase in sales to Mayne Pharma resulted from higher sales in Europe, shipping initial launch quantities for Europe at a higher per unit sales price ($1.6 million) and a net increase in NaPro's share of gross proceeds from sales price reconciliations ($1.1 million). Future sales are difficult to predict and are expected to vary from year to year depending upon numerous demand and competitive factors. Among these factors are: the relationship of competitors with their customers, the relationship of Abbott, Mayne Pharma and Tzamal with their respective customers and the amount of competitive product in the distribution channel.

        Cost of Sales.    Cost of sales for the 2003 period was $14.0 million, a decrease of $5.7 million from the 2002 period. The decrease was attributable to lower quantities sold ($3.4 million) and lower per unit cost ($1.4 million). The 2003 lower per unit cost resulted primarily from increased production yields, implementation of our biomass strategic plan and results of our cost containment efforts, partially offset by start-up costs associated with a new manufacturing process. The 2002 cost per unit was impacted by costs associated with the start-up of larger scale production. As a result, the gross margin increased to 36% for the 2003 period compared with 20% in the prior year period. Gross margins may fluctuate in future periods depending on a number of factors, including biomass taxane content, production volumes and developments in our manufacturing process.

        Research and Development Expense.    Research and development expense for the current year period was $7.7 million, a decrease of $4.5 million from the prior year period. Genomics research and development decreased $500,000 from the 2002 period, while oncology research and development decreased $3.9 million from the prior year period. The decrease was primarily attributable to reductions in our consulting and contract services ($1.9 million), salaries and fringe benefits ($1.5 million) and supplies ($500,000). This overall decrease is primarily a result of our restructuring plan designed to control costs. In the prior year period, a significant portion of our research and development expenditures were related to our semi-synthesis paclitaxel program and costs involved obtaining regulatory approvals in Europe, and in-licensing of technology. Salaries and benefits declined in the 2003 period due to the sale of our Analytical Services group to ChromaDex and personnel reductions in our oncology division.

        General and Administrative Expense.    General and administrative expense for the current year period was $9.1 million, an increase of $1.6 million from the prior year period. The increase was primarily due to costs associated with terminating a lease in one of our corporate facilities in Boulder, Colorado ($700,000) and higher depreciation resulting from a shortened useful life of leasehold improvements at the Boulder, Colorado facility in which we terminated our lease early ($500,000), increased staffing at our genomics division ($600,000) and higher consulting and contract services ($200,000), primarily resulting from fees associated with the sale of the paclitaxel business. These increases were partially offset by lower legal costs ($500,000).

        Loss on Disposal of Assets.    Loss on disposal of assets for the current year was $1.0 million compared with none in the prior year. This was primarily due to the sale and write off of plant and equipment in connection with the termination of a facility lease in Boulder, Colorado.

        License Fee Income.    License fee income for the current year period was $800,000, a decrease of $7.8 million from the prior year period. The decrease was primarily attributable to a to a one-time milestone payment of $8.0 million received in 2002 from Abbott upon commencement of commercial sales in the United States.

        Interest Expense.    Interest expense for the 2003 period was $1.7 million, an increase of approximately $200,000 from the 2002 period. The increase was primarily attributable to the convertible debenture interest and amortization of the discount attributable to the conversion feature of the $8.0 million in convertible debt issued in February 2002 and higher amortization of debt issuance costs.

Liquidity and Capital Resources

        Our capital requirements have been, and will continue to be, significant. As of October 1, 2003, we had a working capital deficit of $11.9 million compared to a working capital balance of $18.8 million as of December 31, 2002. This deficit was primarily due to the reclassification of the Abbott note payable to current liabilities from long-term. Our business will require substantial additional investment that we have not yet secured. We anticipate that we will be able to provide adequate capital to fund our operations and capital expenditures for at least the next twelve months. This would be accomplished through the sale of the paclitaxel business, or if the paclitaxel business is not sold, renegotiation of debt, or raising additional capital, as well as projected sales, the reduction of current inventory and collection of accounts receivable. We cannot assure that stockholders will approve the sale of the paclitaxel business or that we would be able to renegotiate the payment of the Abbott debt under terms acceptable to us if the paclitaxel business was not sold. We also cannot assure that the proceeds from the asset sale to Faulding, if realized, will be sufficient to fund our strategic plans to develop and commercialize additional products or that, if we did seek additional capital, we will be able to obtain such capital on terms that are acceptable to us.

        To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $62.6 million, with the exercise of warrants and options of $8.0 million and with net borrowing of $27.9 million.

        In February 2002, we sold privately $8.0 million of common stock issued at $9 per share and $8.0 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V L.P. and TL Ventures V Interfund L.P. No placement agent was involved in the transaction. The net proceeds were $15.6 million. As part of this transaction, we recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. During the first quarter of 2002, we filed a registration statement with the Securities and Exchange Commission (SEC) to register under the Securities Act of 1933 the resale of common stock that was issuable upon conversion of the debentures and issuable in lieu of cash interest on the debentures. In July 2002, the registration statement was declared effective by the SEC. NaPro may pay the debenture interest in cash or common stock at its option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22, and during the last three years if the average price for 30 trading days exceeds $16. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. The conversion price of the common stock in such a circumstance could be materially below the price at which we otherwise would be willing to issue our common stock. Issuance of common stock at such a price could result in substantial dilution to our other stockholders and could have a material adverse effect on the market price of our common stock.

        TL Ventures has advised us that it believes that the completion of the asset sale to Faulding will entitle it to have its $8.0 million of Company subordinated debentures redeemed. The Company disputed this position and engaged in discussions with TL Ventures Funds regarding this matter. On September 8, 2003, TL Ventures Funds reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. We will vigorously defend our legal position. On October 1, 2003, we served TL Ventures with a complaint that we filed in a Colorado district court. In our complaint, we seek a declaratory judgment from the court that the asset sale will not permit TL Ventures to have its subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit. If we are required to redeem these debentures with the proceeds from our sale of the paclitaxel business, the amount of the proceeds would be reduced accordingly and our ability to apply the proceeds to the benefit of our gene editing and oncology technologies would be reduced.

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

        In November 2000, we entered into a 20-year gene editing technology license with the University of Delaware and Thomas Jefferson University. The license agreement grants us exclusive, worldwide rights to intellectual property including patent applications relating to the use of proprietary molecules designed to precisely alter genes in humans, animals, plants, viruses and microbes. We have agreed to provide research and patent funding, as well as an ongoing license fee paid in our common stock. To date, we have issued 300,000 shares under the license agreement to the University of Delaware, Thomas Jefferson University and The Samuel Roberts Noble Foundation, Inc., which have an ownership interest in the licensed intellectual property. Assuming we do not cancel the license, we will issue an additional 900,000 shares in 100,000 share-per-year increments on the license anniversaries. We may, at our option, accelerate the issuance dates. Certain milestones may also accelerate the issuance dates. The license is terminable at NaPro's option. If terminated, no further shares would be issued. We have committed to fund at least $300,000 in research at the University of Delaware during 2003.

        The Company has filed a shelf registration statement, which has been declared effective, covering up to 6.5 million shares of its common stock and 1.0 million shares of its preferred stock. This registration statement is intended to give NaPro the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable to the Company.

Working Capital and Cash Flow

        Cash and cash equivalents decreased $1.9 million to $4.9 million for the period ended October 1, 2003 from $6.8 million as of December 31, 2002. During the 2003 period, net cash provided by operating activities was $100,000, net cash used in investing activities was $2.0 million and financing activities provided net cash of $100,000.

        Inventory was $10.1 million at October 1, 2003, of which $6.2 million was classified as non-current. Non-current inventory consists of raw materials which are not expected to be utilized during the next twelve months, due to the timing of biomass harvests and anticipated future changes to our production process. The amount of inventory is dependent on a number of factors, including the shipping requirements of our strategic partners, our production planning for meeting those needs, and the timing of seasonal biomass harvests. Inventory balances may vary significantly during product development, launch periods and during seasonal harvests.

        Accounts receivable was $8.2 million at October 1, 2003 and $9.3 million at December 31, 2002. If we sell the paclitaxel business, we will be paid for our accounts receivable at the date of sale and we expect that our future accounts receivables would be significantly reduced from our current levels for the foreseeable future.

        The current portion of notes payable was $20.1 million at October 1, 2003, an increase of $20.0 million from December 31, 2002. We reclassified our note payable due to Abbott of $20.0 million, and related unamortized issuance costs to current as the note is due on May 8, 2004. If we sell the paclitaxel business, we will retire the note with proceeds from the sale.

        We spent $1.3 million on capital projects during the first nine months of 2003. These capital project expenditures primarily consisted of manufacturing and laboratory equipment purchases, and plantation costs. We spent $600,000 for our investment in ChromaDex and $400,000 for patents acquired in connection with the prior year acquisition of assets from Pangene Corporation.

        The amount and timing of future capital expenditures will depend upon numerous factors, including:

  •
  the manufacturing cost of paclitaxel, in the event we do not sell the paclitaxel business to Faulding;

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

  •
  changes in facilities; and

  •
  changes in staffing levels.

        We anticipate capital expenditures of approximately $1.7 million during 2003, which will be significantly reduced from the prior year. The primary focus of capital spending during the remainder of 2003 is expected to be in our oncology development area. The proceeds from the asset sale would provide a portion of the resources we will need to fund the most successful of our therapies into the clinic. However, we cannot assure you that the proceeds from the sale our paclitaxel business to Faulding, if realized, will be sufficient to fund our strategic plans to develop and commercialize additional products. The amount of proceeds available to the Company may also be reduced depending on the outcome of the Company's dispute with TL Ventures regarding redemption of their debentures. If the proceeds from the asset sale to Faulding are not sufficient, we may be required to seek additional financing that could be dilutive to our existing stockholders. In addition, if we complete the asset sale, our ability to generate sales sufficient to support our operations would depend primarily on developing and commercializing gene editing, oncology and other new products and technologies.

Although we may seek additional long-term financing to fund capital expenditures, we cannot assure that we can obtain such financing on terms which are acceptable to us.

Net Operating Loss Carryforwards

        As of December 31, 2002, we had approximately $87.0 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders. If the sale of the paclitaxel business is consummated, we estimate that approximately $32.0 million of the net operating loss carryforwards would be utilized.

Business Development Activities

        In the normal course of our business, we evaluate technologies, intellectual property, businesses, products and physical assets owned by others complementary to our oncology and gene editing platforms for possible acquisition. We have not entered into any agreements, arrangements or understandings regarding any such acquisition and we do not expect any such acquisition, if consummated, to be material. In the event we enter into any such relationships or transactions, we may consider using available cash, issuing equity securities or increasing our debt. It is possible, however, that such transactions could materially affect our capital structure.

Critical Accounting Policies

        The Company's critical accounting policies are presented in its Annual Report on Form 10-K for the year ended December 31, 2002. There were no changes to these critical accounting policies during the nine month period ended October 1, 2003.

Special Note Regarding Forward-Looking Statements

        The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions as of the date of this report, based on currently available information. Forward-looking statements can be identified by the use of words such as "believe", "intend", "estimate", "may", "will", "should", "anticipated", "expected," "trusts" or comparable terminology or by discussions of strategy. Such forward-looking statements may include, among others:

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

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve risks and uncertainties.

        If the Company sells its paclitaxel business to Faulding, the Company will face certain risks associated with the sale and the operation of the Company's business after the sale. If the sale of the paclitaxel business to Faulding is not approved by our stockholders or is not otherwise consummated, we face other risks associated with the continued operation of the paclitaxel business.

Risks Associated with Our Sale of the Paclitaxel Business

        The proceeds from the sale of the paclitaxel business to Faulding would provide a portion of the resources we will need to fund the most successful of these therapies into the clinic. However, our business will require substantial additional investment that we have not yet secured and we cannot assure you that the proceeds from the asset sale, if realized, will be sufficient to fund our strategic plans to develop and commercialize additional products. The amount of proceeds available to the Company may also be reduced depending on the outcome of the Company's dispute with TL Ventures regarding redemption of their debentures. If the proceeds from the asset sale to Faulding are not sufficient, we may be required to seek additional financing that could be dilutive to our existing stockholders. In addition, if we complete the asset sale, our ability to generate sales sufficient to support our operations would depend primarily on developing and commercializing gene editing, oncology and other new products and technologies. You should carefully consider these risks and the following additional risks related to our other potential products and technologies, in addition to the other information included in this report:

  •
  the sale of our paclitaxel business could adversely affect our ability to achieve profitability because the asset sale would transfer a significant portion of the Company's total assets and current operations;

  •
  our product candidates and technologies are in an early state of development and there is a high risk that they may never be commercialized because of the costs of continuing development or for other reasons;

  •
  we may be required to rely on strategic partners for the development, marketing and manufacturing of future products and technologies which may delay or impair our ability to generate significant revenue and may otherwise adversely affect our profitability;

  •
  our efforts in developing our gene editing technology may be unsuccessful and could adversely affect our financial position;

  •
  our efforts in researching and developing a broad range of new potential products and technologies may divert available capital or management's attention from other portions of our business and could adversely affect our financial position;

  •
  technological change may make our potential products and technologies less attractive or obsolete;

  •
  adverse events in the field of gene editing may negatively impact regulatory approval or public perception of our potential products and technologies resulting in decreased demand;

  •
  testing of our potential products and technologies relies heavily on the voluntary participation of patients in our clinical trials, which is not within our control, and could substantially delay or prevent us from completing development of such products and technologies;

  •
  our potential products and technologies must undergo rigorous clinical testing and regulatory approvals, which could substantially delay or prevent us from marketing any products;

  •
  our gene editing and oncology technologies are still new and developing; very little clinical data results exist and new information may arise which may cause us delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately completing the clinical trials of our products;

  •
  we may not be successful in obtaining required foreign regulatory approvals, which would prevent us from marketing our products internationally;

  •
  we have no experience in manufacturing our potential therapeutic products, which raises uncertainty about our ability to manufacture our potential therapeutic products cost-effectively;

  •
  we have no experience in directly marketing or selling our potential therapeutic products and technologies, which raises uncertainty about our ability to commercialize our potential therapeutic products cost-effectively;

  •
  we may be required to obtain rights to proprietary technologies to further develop our business, which may not be available or may be costly; and

  •
  our use of hazardous materials exposes us to the risk of material environmental liabilities, and we may incur substantial additional costs to comply with environmental laws in connection with the operation of our research and manufacturing facilities.

Risks Associated with the Company's Current Operation of the Paclitaxel Business

        We are currently operating our paclitaxel business until the consummation of the asset sale to Faulding. If the asset sale is not approved by our stockholders, or if we are otherwise unable to complete the asset sale to Faulding, we would continue to operate this business for the foreseeable future. However, if we had to continue to operate our paclitaxel business, the Company would be exposed to various risks including:

  •
  the Company's ability to develop other products or product candidates, advance our other businesses or retire our debt to Abbott and TL Ventures may be delayed or impaired. Until we retire our debt currently owed to Abbott, the majority of our paclitaxel inventories and specific assets which relate to the manufacture of paclitaxel will remain pledged to Abbott as collateral;

  •
  political, economic or regulatory events in foreign countries may limit our ability to seek marketing authority or to generate revenue and may otherwise adversely affect our profitability;

  •
  our dependence on strategic partners for the development and marketing of paclitaxel may delay or impair our ability to generate significant revenue and may otherwise adversely affect our profitability;

  •
  if we or our strategic partners fail to obtain regulatory approval for the sale of paclitaxel in the primary world markets outside the United States, our ability to generate significant revenue and become profitable may be impaired;

  •
  if we or our strategic partners fail to maintain regulatory approval for the sale of paclitaxel in the United States or any other primary world market in which our paclitaxel may be approved for commercial sale, our business and financial condition could be materially harmed;

  •
  if we are unable to maintain access to a stable, long term supply of yew trees, yew biomass and crude paclitaxel extract for use in the production of paclitaxel, our business and financial condition would be materially harmed;

  •
  if we or our manufacturing contractors are unable to produce paclitaxel in sufficient quantities, on a timely basis and at an acceptable cost, we may be unable to meet demand for our paclitaxel and lose potential revenue;

  •
  increased competition since generic competition was permitted by the FDA which has resulted in recent declines in the price of paclitaxel of approximately 75% and which declines, or continuing future price declines, could adversely affect our ability to generate significant revenue and our strategic partners' incentive to compete;

  •
  competition from Bristol-Myers Squibb Company, the established and dominant marketer of paclitaxel;

  •
  if we and our strategic partners fail to market our paclitaxel successfully against our competitors' paclitaxel, we may be unable to secure or maintain our market share;

  •
  new cost effective methods of harvesting or manufacturing paclitaxel or other technological developments could also result in our paclitaxel becoming less attractive or obsolete; and

  •
  if we are unable or fail to adequately protect our patents and trade secrets related to our paclitaxel, third parties may be able to use our technology, which could impair our ability to compete in the paclitaxel market.

        These and other factors related to the Company's business are described in more detail under the caption "Risk Factors" or "Special Note Regarding Forward-Looking Statements" in the Company's documents filed from time to time with the Securities and Exchange Commission including the Company's registration statement on Form S-3, as amended, dated August 8, 2003, its Annual Report on Forms 10-K and 10-K/A for the year ending December 31, 2002 filed with the SEC on March 27, April 30, August 8, and October 24, 2003. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

        Certain statements set forth in this Item 3 may constitute "forward-looking statements." See "Special Note Regarding Forward-Looking Statements."

Item 4. Controls and Procedures

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

        On October 6, 2003, the Company announced that the Federal District Court in the Western District of Pennsylvania (the court) has made a number of rulings in favor of the Company in its patent infringement lawsuit against Mylan Laboratories, Inc. (Mylan). The court ruled that Mylan infringes on NaPro patents related to both stabilized formulations of paclitaxel and methods for making stable formulations. The court also ruled that the inventors listed on the NaPro patents were the first to invent the compositions and methods claimed in such patents. The court also adopted NaPro's interpretations of the patent claims asserted against Mylan in this case. NaPro expects the trial on the remaining issues in the case to begin on December 1, 2003. The remaining issues will be focused on Mylan's claims that NaPro's patents are invalid and unenforceable.

        On April 28, 2003, NaPro filed a declaratory judgment action in the Federal District Court in Denver, and subsequently initiated legal action against Hande Tech Development Co. USA, Inc. (Hande Tech). Hande Tech is a supplier of bulk paclitaxel, which formerly supplied bulk paclitaxel feedstock to NaPro. This declaratory judgment filing was in response to allegations made by Hande Tech that NaPro had breached certain obligations to purchase paclitaxel feedstock from Hande Tech. Hande Tech has asserted that it was damaged by NaPro's failure to purchase paclitaxel feedstock valued at approximately $2.0 million. NaPro's position is that it had no obligation to purchase such feedstock. This litigation was settled during the third quarter of 2003 with no adverse consequences to the Company.

        TL Ventures Funds, one of our principal institutional investors, has advised us that it believes that the completion of the sale of our paclitaxel business to Faulding will entitle it to have its $8.0 million of Company subordinated debentures redeemed. The Company disputed this position and engaged in discussions with TL Ventures Funds regarding this matter. On September 8, 2003, TL Ventures Funds reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, we filed a complaint in Boulder County, Colorado in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. We served TL Ventures with the complaint on October 1, 2003. In our complaint, we seek a declaratory judgment from the court that the asset sale to Faulding will not permit TL Ventures to have its subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit. We will vigorously defend our legal position. One of our directors, Marc Ostro, is also a general partner in certain TL Ventures Funds.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit Number	Description of Exhibit
2.1+	Asset Purchase Agreement dated as of August 25, 2003 between NaPro BioTherapeutics, Inc. and Faulding Pharmaceutical Co.(1)
3.1	Certificate of Elimination of Convertible Preferred Stock, Series A.(2)
3.2	Certificate of Elimination of Series C Senior Convertible Preferred Stock.(2)
3.3	Certificate of Increase of Series B Junior Participating Preferred Stock.(2)
10.1	Form of Voting Agreement to be entered into between each of Leonard P. Shaykin and Sterling K. Ainsworth, on the one hand, and Faulding Pharmaceutical Co., on the other hand.(3)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Filed herewith.

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

(1)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission dated August 25, 2003 (File No. 0-24320).

(2)
Incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on August 8, 2003 (File No. 333-107817).

(3)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission dated August 25, 2003 (File No. 0-24320).

(b)
Reports on Form 8-K:

        We filed a Current Report on Form 8-K dated August 7, 2003 reporting on Item 12, and attaching as an exhibit to the report a press release announcing the Company's second quarter and six months 2003 earnings.

        We filed a Current Report on Form 8-K dated August 25, 2003 reporting on Item 5 and Item 7, and attaching as exhibits to the reports an Asset Purchase Agreement between NaPro BioTherapeutics, Inc. and Faulding Pharmaceutical Co. and a Form of Voting Agreement to be entered into between each of Leonard P. Shaykin and Sterling K. Ainsworth and Faulding Pharmaceutical Co.

        We filed a Current Report on Form 8-K dated August 26, 2003 reporting on Item 5, Item 7, and Item 9, and attaching as an exhibit to the report a press release announcing that we entered into a definitive agreement to sell our worldwide paclitaxel business to Faulding Pharmaceutical Co., a subsidiary of Mayne Group Limited, for $71.7 million plus outstanding receivables; and a script that was used by the Company's executives during a conference call on August 26, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, NaPro has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NAPRO BIOTHERAPEUTICS, INC.
November 13, 2003	By:	/s/ LEONARD P. SHAYKIN Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer
November 13, 2003	By:	/s/ GORDON LINK Gordon Link Senior Vice President, Chief Financial Officer (Principal Financial Officer)
November 13, 2003	By:	/s/ ROGER NEWBERRY Roger Newberry Acting Controller (Principal Accounting Officer)