Form 10-K
period 2003-12-31
NAPRO BIOTHERAPEUTICS INC
filed 2004-03-12
CIK 891504

Use these links to rapidly review the document
Table of Contents
NaPro BioTherapeutics, Inc. and Subsidiaries Financial Statements Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission File Number 0-24320

NAPRO BIOTHERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1187753 (I.R.S. Employer Identification No.)
4840 Pearl East Circle, Suite 300W Boulder, Colorado 80301 (Address of principal executive office, including zip code)
(303) 516-8500 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0075 per share; Preferred Stock Purchase Rights

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

        The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $44,499,000 as of July 2, 2003 (the last business day of the registrant's second fiscal quarter in 2003). For purposes of determining this number, 2,949,722 shares of common stock held by affiliates are excluded. For purposes of making this calculation, the registrant has defined affiliates as including all directors and officers, related parties thereto, and beneficial owners of more than ten percent of the common stock of the Company.

        As of March 1, 2004, the Registrant had 30,974,121 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Item 1
Business

General

        NaPro BioTherapeutics, Inc. ("we", "NaPro" or "the Company") is a pharmaceutical company focused on research and development of novel, anti-cancer agents, and novel genomic technologies, primarily in the area of gene editing, for applications in human therapeutics and diagnostics.

        Historically, the focus of our business has been the production and sale of paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees. The majority of our resources had been devoted to this endeavor. We had accumulated approximately $100 million of losses over the past 13 years, principally through research and development activities, and the development and implementation of our manufacturing capabilities so that we could supply bulk paclitaxel to our marketing partners, Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) ("Mayne Pharma"), a subsidiary of Mayne Group Limited, and Abbott Laboratories ("Abbott").

        On December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for $71.7 million in cash minus an inventory adjustment of $4.6 million to reflect the Company's actual inventory as of the closing. In addition, Mayne Pharma assumed certain liabilities associated with our paclitaxel business. Approximately $21.9 million of the proceeds of the transaction were paid to Abbott to retire all outstanding debt and payables we owed to Abbott. The remaining proceeds from the sale will be used to fund the development of products based on NaPro's proprietary oncology and gene editing platforms and for general corporate purposes.

        The assets sold to Mayne Pharma included our paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. NaPro retained all of its intellectual property not used in connection with the business sold and we retained intellectual property rights to research, develop, make, use and sell products other than those associated with the generic injectable paclitaxel business. We also retained liabilities related to our ongoing business, including those relating to our employees, our contracts and license agreements unrelated to the paclitaxel business and certain leases and purchase orders. In addition, we retained other liabilities related to our manufacturing and sale of paclitaxel that arose prior to the closing of the asset sale. Upon closing of the asset sale, we exited the generic paclitaxel business, terminated the development agreements with Abbott and Mayne Pharma, and transferred our other generic paclitaxel marketing agreements to Mayne Pharma.

        Our results of operations for 2003 reflect the fact that we were engaged in the business of manufacturing bulk paclitaxel for our two principal marketing partners, Abbott and Mayne Pharma, for substantially all of 2003. These results are not indicative of our current operations, which are primarily limited to research and development activities. During 2003 we obtained the raw material for our paclitaxel principally through supply contracts with third party manufacturers who processed crude paclitaxel from raw biomass materials. Using our proprietary manufacturing technology for bulk paclitaxel, we purified the crude paclitaxel in our facilities located in Boulder, Colorado. Prior to the sale of our generic paclitaxel business to Mayne Pharma, we had alliances with established pharmaceutical companies who assisted us in marketing these products, including Abbott for sales and distribution in the U.S., Tzamal Pharma for sales and distribution in Israel, and Mayne Pharma for sales and distribution in Australia and more than 25 other countries in the Middle East, Latin America and Asia.

NaPro Research and Development Activities

        The following chart identifies our therapeutic products under development. All of our products are in pre-clinical research:

Product	Potential Indication(s)
Oncology Products
NBT-287	Breast Cancer, Small Cell Lung Cancer, Pancreatic Cancer, Ovarian Cancer, Neuroblastoma
NBT-273	Breast Cancer, Multiple Myeloma, Pancreatic Cancer, Squamous Cell Carcinomas
BBN-Taxane	Small Cell Lung Cancer, Prostate Cancer, Pancreatic Cancer, Gastrointestinal Cancers
HN-1 Taxane	Squamous Cell Carcinomas of the head, neck and lung
Gene Editing Products
Oligo/Cell Therapy	Sickle Cell Disease
Oligo Therapy	Huntington's Disease

        We have determined that the speed and probability of approval of our oncology programs in the near term is higher than for our gene-editing therapeutics and that the timelines for development are likely to be shorter; therefore, we have decided to focus our long-term efforts and internal resources in the oncology area. We will continue over the short term to spend resources in the gene-editing area, primarily with the intent of developing adequate data to support finding partners or purchasers of the opportunities of the gene-editing technology. This allocation of effort and resources will continually be reviewed and is subject to change based on the data being generated by each individual program.

        In addition to oncology and gene editing research and development activities, we are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products, are chemotherapeutic agents, or complement our gene editing technology. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies. In the event we enter into any such relationships or transactions, we may consider using available cash, issuing equity securities or increasing our debt. We also may evaluate disposing of assets or operations from time to time. Such transactions could materially affect our capital structure.

Oncology Products

        We are developing several targeted and non-targeted compounds that we believe have potential as anti-cancer agents to treat a variety of cancers including, but not limited to, breast, small cell lung, prostate, pancreatic, and squamous cell head and neck carcinomas. Non-targeted compounds are cytotoxic chemotherapeutic agents which are intended to be used either as single agents or in combination with other approved compounds. By contrast, our targeted compounds consist of conjugates of a cytotoxic agent coupled to a peptide, which have potential to selectively and specifically target certain types of tumor cells. We believe that coupling cytotoxic agents with targeting agents will lead to greater safety and efficacy when compared to the untargeted cytotoxic chemotherapy agents currently available on the market. We are testing four targeted compounds described below in various in vitro assays and animal models, and are currently undertaking the development work necessary to introduce these agents into human clinical trials. These targeted compound programs are being performed at facilities contracted by NaPro in collaboration with academic researchers under the direction of our drug development team.

  •
  We are developing a third generation taxane, referred to as NBT-287, designed to overcome the primary mechanisms leading to taxane drug resistance, specifically the development of mutant tubulin and multi-drug resistance. We are currently testing this molecule in a variety of taxane resistant cell lines.

  •
  NBT-273 is a NaPro developed and patented quassinoid analog. Quassinoids are complex polyfunctional, polycyclic natural products of the plant family Simaroubaceae, which exhibit excellent antineoplastic activity. NaPro has in-licensed several quassinoid compositions as well as their isolation and synthesis from Advanced Research and Technology Institute, Inc. NaPro's proprietary semisynthetic quassinoid compound NBT-273 has shown promise in several different in vivo and in vitro cancer models where it appears to selectively down regulate Cmyc.

  •
  We are developing another set of compounds known as BBN-Taxane conjugates, which is Bombesin, a peptide ligand, chemically linked to taxanes. These proprietary new chemical entities are designed to selectively internalize taxanes, such as paclitaxel, into cancer cells. The peptide ligands bind to cell surface BBN receptors which then cause the tumor cells to internalize the conjugate. Once inside the tumor cell, the cytotoxic agent is released from the ligand and induces apoptosis (cell death). We have in-licensed intellectual property from the University of Alabama which permits the internalization of drug conjugates by tumor cells expressing unregulated gastrin-releasing peptide receptors.

  •
  We are also developing HN-1 Taxane conjugates, which consist of synthetic peptide ligands chemically linked to taxanes. The HN-1 peptide ligands are selectively internalized by squamous cell carcinomas found in head and neck tumors. This peptide does not appear to be internalized by any normal cells. We in-licensed intellectual property in this area from the University of Texas M. D. Anderson Cancer Center.

        We anticipate bringing two of our oncology products into clinical trials during 2004. The clinical development of oncology drugs has many opportunities for failure. Clinical development of these compounds are expected to take at least five years from the initiation of human clinical trials followed by a lengthy review by the U.S. Food and Drug Administration ("FDA"). FDA review will likely add at least another year to the development timeline prior to commercialization, suggesting that commercial sales of these compounds, if fully developed and approved, would not likely commence before 2010.

Genomics Products

        In the field of genomics, we are engaged in the discovery, patenting, and development of a range of products using our proprietary gene editing technology. Employing this technology, we are developing products that specifically and precisely edit genes. We believe these products can contribute to the prevention and treatment of many different types of disease, both inherited and acquired.

        We have entered into a 20-year gene editing technology license with the University of Delaware and Thomas Jefferson University. The license agreement grants us exclusive, worldwide rights to intellectual property including patent applications relating to the use of proprietary molecules designed to edit genes in humans, animals, plants, viruses and microbes. One of the licensed technologies allows us to use proprietary oligonucleotides to make small, specifically targeted modifications in the chromosomes of a target animal or plant. With this technology, we are attempting to develop products and processes that may allow us to effectively treat certain human genetic disorders and/or develop processes to detect genetic variations in a patient's genes.

        We have agreed to provide research and patent funding to the University of Delaware and Thomas Jefferson University, as well as an ongoing license fee paid in our common stock. As of December 31, 2003, we have issued 301,200 shares of common stock under the license to the University of Delaware, 51,300 shares to Thomas Jefferson University and 47,500 shares to The Samuel Roberts Noble

Foundation, Inc., each of which has an ownership interest in the licensed intellectual property. Assuming we do not cancel the license, we will issue an additional 800,000 shares in 100,000 share-per-year increments on the license anniversaries and/or in 200,000 share increments upon the achievement of certain milestone events. We may, at our option, accelerate the issuance dates. The license is terminable at our option and, if it is terminated, no further shares will be issued. We have committed to fund at least $300,000 in research at the University of Delaware during 2004. Unless we terminate the license, we are also committed to funding at least $300,000 per year in research at the University of Delaware during 2005 and 2006 as well.

        Among the disorders we are focusing on in our genomics program for clinical treatment are Sickle Cell disease and Huntington's disease. Sickle Cell disease is a hereditary blood disorder caused by a single point mutation of the betaglobin gene. It is characterized by a defined change in the composition of hemoglobin, the protein used to carry oxygen in the blood. The sickle hemoglobin molecules polymerize into long fibers within red blood cells when deoxygenated, causing the cell to become deformed (sickled), rigid and adhesive. The sickled red blood cells block oxygen flow to the tissues leading to organ damage, stroke and joint pain. The majority of current treatments for Sickle Cell disease address only the symptoms of the disease. These treatments include the use of pain medications and blood transfusions. While all of these treatments are used to manage the disease, breakthrough crises occur in most patients. We are developing an ex vivo technique aimed at treating this disorder. We are in the early stages of this development and our prospects for success, if any, cannot be measured at this time.

        Huntington's disease is a progressive, neurological disorder resulting in degeneration of nerve cells in the brain. It is specifically characterized by lethal aggregate formation in neural tissue. Eventually, the patient suffers dementia, uncontrolled movements, and death. There is no known cure for this rare disease. Symptoms usually appear between the ages of 35 and 50, although younger people can also develop the disease. The disease affects five per every one million people. We are developing an oligonucleotide, which may potentially allow the cells to survive. We are in the early stages of this program and we can provide no assurance that we will be successful in this development effort.

        Both the Sickle Cell and the Huntington's programs are in pre-clinical development and will require significant additional work before entering the clinic. We hope to have the Huntington's program in the clinic in 2005, assuming continued success in pre-clinical development and assuming we continue these programs. Our gene editing enables us to develop many different products and services and, assuming continued success in developing the technology, we expect to seek funding from the federal government, private foundations and possible collaborators.

        We may also be able to develop products for diagnostics, reagents, cell lines and animal models that can be used by the scientific and medical research community to further their own research. This technology may permit specific control over changes in any genome under examination and should help determine the function of genes and the consequences of natural variations in chromosomes in research, therapeutic, and agricultural applications.

        In December 2002, we acquired the genomics business of Pangene Corporation for $1.3 million in cash and assumption of debt obligations totaling approximately $65,000. The acquisition consisted primarily of patents and intellectual property relating to Pangene's homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. In connection with this agreement, we acquired additional patents in January 2003 for $400,000. In December 2003, we discontinued the gene isolation and service component of this acquisition, and the revenues and costs related to this business are included in discontinued operations. In connection with the decision to sell the gene isolation business, equipment and software with a net book value of $122,000 and intangible assets, consisting of customer relationships, with a net book value of $83,000 are considered held for sale at December 31, 2003. The remaining assets we acquired are still being used in our ongoing operations.

Patents and Proprietary Technology

        Our success in commercializing, producing and marketing products and technologies in the future depends in part on our ability to obtain and maintain adequate protection of the intellectual property related to our technologies and products, both in the U.S. and other countries, and to operate without infringing the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions.

        We cannot predict the breadth of claims that will be allowed and issued to us for patents related to biotechnology or pharmaceutical applications. Before a patent is issued, its coverage can be significantly narrowed, either in the U.S. or abroad. We also do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, some of these patents are subject to further proceedings that may limit their scope and once patents have been issued, we cannot predict how the claims will be construed or enforced. It is not possible to determine which patents may provide significant proprietary protection or competitive advantage, or which patents may be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may be issued on our pending applications, may become subject to dispute, including interference proceedings in the U.S. to determine priority of invention. If our currently issued patents are invalidated or if the claims of those patents are narrowed, our ability to prevent competitors from marketing products that are currently protected by those patents could be reduced or eliminated. We could then face increased competition resulting in reduced market share, prices and profit.

        In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the U.S.

        Our patents may not afford us protection against competitors, especially since there is a lengthy time between when a patent application is filed and when it is issued. We may also incur substantial costs in asserting claims against, and defending claims asserted against us by third parties to prevent the infringement of our patents and proprietary rights by others. Participation in such infringement proceedings may adversely affect our business and financial condition, even if the eventual outcome is favorable.

        Our commercial success also depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to any future products. There are many genomics, pharmaceutical and chemical patents being issued every week throughout the world. Other parties have filed, and in the future are likely to file, patent applications covering technologies we are developing. Many of those have patent claims that are difficult to categorize and interpret. Because of this, we may infringe on intellectual property rights of others without being aware of the infringement.

        If our technology, products or activities are deemed to infringe the other companies' rights, we could be subject to damages or be prevented from using the technology that is infringing other companies' rights, or we could be required to obtain licenses to use that technology. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all. Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that our use of such technologies infringes their patents, even if we have received patent protection for our technology. Such claims could require us to incur substantial costs and could have a material adverse effect on us, regardless of the merit of the claims, including the following:

  •
  the diversion of management and technical personnel in defending us against any such claims or enforcing our patents. In this regard, we may be required to defend a lawsuit or defend a proceeding, in the United States Patent and Trademark Office, either of which could be expensive and time consuming;

  •
  paying a large sum for damages if we are found to be infringing;

  •
  being prohibited from selling or licensing our products or product candidates unless and until we obtain a license from the patent holder, who may refuse to grant us a license or who may only agree to do so on unfavorable terms. Even if we are granted a license, we may have to pay substantial royalties or grant cross-licenses to our patents;

  •
  redesigning our products or product candidates so they do not infringe on the patent holder's technology if we are unable to obtain a license. This may not be possible and, even if possible, it could require substantial additional capital and could significantly delay commercialization while we attempt to design around the patents or rights infringed; and

  •
  incurring substantial cost in defending ourselves and indemnifying our strategic partners in patent infringement or proprietary rights violation actions brought against them relating to their development and commercialization of our products.

        We own issued patents and have applied for patents relating to our targeted and non-targeted oncology programs as well as our genomics programs. As of December 31, 2003, we (either alone or with Bryn Mawr College) have 5 issued patents related to non-targeted oncology and 9 related to our genomics programs. The following lists the U.S. patents the Company holds as of December 31, 2003:

Patent Number	Subject Matter	Issued	Nominal Expiration*
Genomics
5,273,881	In-situ Hybridization Method	December 28, 1993	September 04, 2011
5,506,098	In-situ Hybridization Method	April 09, 1996	April 09, 2013
5,670,316	In-situ Hybridization Method	September 23, 1997	September 23, 2014
5,719,023	In-situ Hybridization Method	February 17, 1998	February 17, 2015
5,929,043	Recombinase Mediated DNA Therapies	July 27, 1999	January 31, 2015
5,965,361	In-situ Hybridization Method Using Reca Protein and Reca Protein Having Maker or Ligand for Use in Said Method	October 12, 1999	October 12, 2016
6,245,565	Recombinase Mediated DNA Modifications	June 12, 2001	January 31, 2015
6,335,164	Methods for Targeting, Enriching, Detecting and/or Isolating Target Nucleic Acid Sequence Using Reca-like Recombinase	January 01, 2002	August 29, 2017
6,524,856	The Use of Consensus Sequences for Targeting Homologous Gene Isolation and Recombination in Gene Families	February 25, 2003	December 11, 2018

Non-Targeted Oncology
5,696,153	Therapeutic Regimen for Treating Patients with Taxol	December 9, 1997	May 16, 2014
5,688,517	Method for Assessing Sensitivity of Tumor Cells to Cephalomannine & 10-Deacetyl Taxol	November 18, 1997	November 18, 2014
5,688,977	Method for Docetaxel Synthesis (NaPro and Bryn Mawr College)	November 18, 1997	February 29, 2016
6,107,497	Intermediate for Use in Docetaxel Synthesis and Production Method Therefor (NaPro and Bryn Mawr College)	August 22, 2000	February 29, 2016
6,358,996	Stable Isotope Labeling of Paclitaxel	March 19, 2002	June 9, 2020

*
The actual expiration date could be affected by certain factors including terminal disclaimers, extensions or abandonment before expiration, among other things.

        In addition, we (either alone or with the University of Illinois, Chicago) have applied for 1 U.S. patent in relation to our targeted oncology program, 4 U.S. patents in relation to our non-targeted oncology program and 10 related to our genomics programs.

        We have 3 issued foreign patents and 18 pending foreign applications in relation to our non-targeted oncology program and 7 pending foreign applications in relation to our targeted-oncology program. We own (by acquisition from Pangene) 40 issued foreign patents and 18 pending foreign applications related to our genomics programs. Although we have aggressively worked to protect our proprietary technologies through the patenting process, there is no assurance that we will have freedom to operate in the fields where we are developing commercial products.

        We have applied for and will continue to apply for patents covering our technologies, processes and products as and when we deem appropriate. However, these applications may fail to result in issued patents.

        The following lists the U.S. patents we have in-licensed as of December 31, 2003 that are owned by third parties:

Number (Issued or Patent Publication Number)	Subject Matter	Issued	Nominal Expiration*
Genomics
4,888,274	Rec A Nucleoprotein Filament and Methods (Licensed from Yale)	December 19, 1989	December 19, 2006
5,763,240	In Vivo Homologous Sequence Targeting In Eukaryotic Cells (Licensed from SRI International)	June 9, 1998	June 9, 2015
5,948,653	Sequence Alterations Using Homologous Recombination (Licensed from SRI International)	September 7, 1999	August 13, 2017
6,074,853	Sequence Alterations Using Homologous Recombination (Licensed from SRI International)	June 13, 2000	August 13, 2017
6,200,812	Sequence Alterations Using Homologous Recombination (Licensed from SRI International)	March 13, 2001	August 13, 2017
6,255,113	Homologous Sequence Targeting in Eukaryotic Cells (Licensed from SRI International)	July 3, 2001	April 24, 2012

Targeted Oncology
6,191,290	Taxane Derivatives for Targeted Therapy of Cancer (Licensed from UAB Research Foundation)	February 20, 2001	February 23, 2020
Non-Targeted Oncology
6,573,296	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	June 3, 2003	November 3, 2015
5,965,493	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	October 12, 1999	November 3, 2015
5,849,748	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	December 15, 1998	November 4, 2014
5,639,712	Therapeutic Quassinoid Preparations with Antineoplastic, Antiviral, and Herbistatic Activity (Licensed from Advanced Research and Technology Institute, Inc.)	June 17, 1997	November 4, 2014

*
The actual expiration date could be affected by certain factors including terminal disclaimers, extensions or abandonment before expiration, among other things.

        In addition, we have in-licensed 1 U.S. patent application and 3 foreign patent applications from the University of Texas M.D. Anderson Cancer Center and 6 foreign patent applications from the UAB Research Foundation, in relation to our targeted oncology program. We in-licensed 2 U.S. patent applications from the University of Mississippi and 1 U.S. patent application and 19 issued foreign patents from the Advanced Research and Technology Institute, Inc., in relation to our non-targeted oncology program. In our genomics business, we have in-licensed 3 U.S. and 13 foreign patent applications from SRI International and 1 issued foreign patent, 19 U.S. and 6 foreign patent applications from the University of Delaware.

        We also rely on trade secrets and other proprietary information to develop and protect our competitive position, some of which is not patented. Our success will depend in part on our ability to protect our trade secrets related to our oncology and gene editing programs. While we believe that we have protected our trade secrets, some of our current or former employees, consultants, scientific advisors or collaborators could make unauthorized disclosures of our confidential information to competitors or use our technology for their own benefit. Enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods and technology or gain access to our proprietary information through some other means.

        See "Item 3. Legal Proceedings," for a description of pending patent litigation.

Government Regulation and Product Approvals

        Pharmaceutical research, pre-clinical development, clinical trials, manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by governmental authorities in the U.S. and other countries. Regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of our products and product candidates. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

        The steps required before a pharmaceutical agent may be marketed in the U.S. include pre-clinical laboratory tests, animal pharmacology and toxicology studies and formulation studies, the submission of an Investigational New Drug Application ("IND") to the FDA for human clinical testing, the carrying out of adequate and well-controlled human clinical trials to establish the safety and efficacy of the pharmaceutical agent, the submission of a New Drug Application ("NDA") to the FDA, and FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations.

        Pre-clinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess safety. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations. The results of some of the pre-clinical tests form a part of an IND along with the proposed clinical study, and chemistry and manufacturing information. The IND process may be costly.

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

        Phase II trials involve studies in a limited patient population in order to obtain initial indications of the efficacy of the drug for specific, targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse affects and safety risks. When a compound is determined preliminarily to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials can be undertaken to evaluate safety and efficacy further in expanded patient populations at geographically diverse clinical trial sites. Positive results in Phase II are no guarantee of positive results in Phase III.

        The results of the clinical trials and manufacturing, toxicology and pharmacology information are submitted to the FDA in the form of an NDA. The approval of an NDA permits commercial-scale manufacturing, marketing, distribution, and sale of the drug in the U.S. The FDA may deny a new drug application filed by us or our collaborators, if any, if the applicable scientific and regulatory criteria are not satisfied. The FDA may require additional testing or information, and may require post-approval testing, surveillance and reporting to monitor the products. The FDA may ultimately decide that an NDA does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked.

        Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information. In particular, the US Department of Health and Human Services published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996. These privacy rules protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. We believe that we generally have taken all necessary steps to comply with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and Federal. However, we, or the parties with which we do business, may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or Federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

        Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps and uncertainties associated with FDA approval described above.

Competition

        The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for product sales, financing, executive talent and intellectual property. We compete with all entities developing and producing therapeutic agents, including those for cancer treatment. Our competitors vary in terms of scale from small biotech companies to large pharmaceutical companies. Companies developing or selling taxane products include Aventis, Bristol Myers Squibb, Wyeth, Daiichi, Abbott Laboratories and Bayer.

        In the event we develop and commercialize products and technologies in the future, we expect competition from fully integrated pharmaceutical companies and more established biotechnology companies as well as government, universities and public and private research institutions. These companies and institutions conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. Most of these companies and institutions have significantly greater financial resources and expertise than we do in the following:

  •
  research and development;

  •
  preclinical studies and clinical trials;

  •
  obtaining regulatory approvals;

  •
  manufacturing; and

  •
  marketing and distribution.

        Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or other organizations. In addition, other companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel.

Research and Development Expenditures

        During the years ended December 31, 2003, 2002 and 2001, we spent approximately $10.8 million, $15.9 million and $13.4 million, respectively, on research and development activity for our oncology and genomics product candidates. Research and development is expected to remain a significant expense of our business. Our research and development is expected to concentrate on the development of novel, anti-cancer agents, and the development of novel genomic technologies, primarily in the area of gene editing, for applications in human therapeutics and diagnostics. We anticipate bringing two of our oncology products into clinical trials during 2004. Assuming success in our ongoing research, our Huntington's disease program may go into clinical trials during 2005. However, there can be no assurance that we will be able to achieve the expected timing of these programs. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs.

Foreign and Domestic Operations; Export Sales

        All sales relate to discontinued operations and have been included in discontinued operations for the current and prior years. The following table sets forth, for the past three years, profitability (operating income (loss)), and identifiable assets attributable to our U.S. and foreign operations (in thousands):

	Year Ended December 31,
	2003	2002	2001
Operating Loss	$(21,914)	$(20,167)	$(14,924)
Discontinued Operations Income (Loss)(1)	$60,042	$11,502	$(10,844)
Identifiable Assets
U.S.	$52,955	$42,435	$34,161
Canada	4,811	2,893	2,900

(1)
Includes export sales into Australia of $13,073,000 in 2003, $7,330,000 in 2002, and $7,576,000 in 2001, as well as sales into Israel of $1,881,000 in 2002 and $1,954,000 in 2001.

        Sales of our paclitaxel into foreign markets accounted for approximately 51% of our 2003 revenue, 27% of our 2002 revenue, and 60% of our 2001 revenue.

Employees

        As of December 31, 2003, we had 67 employees, which included 12 part-time employees. Of these employees, 14 held Ph.D. or M.D. degrees, 37 employees, including 8 part-time employees, were engaged in drug development, and 30 employees, including 4 part-time employees, were in administration, legal, information technology and finance. We believe that our relations with our employees are good. In addition, we contract with many outside consultants for services relating to our drug development programs.

Environmental Law Compliance

        We may use radioactive materials and other hazardous or biohazardous substances in our research and development. As a result, we are potentially subject to material liabilities related to personal injuries or property damages that may be caused by the spread of radioactive contamination or by other hazardous substance releases or exposures at, or from, our facilities. Decontamination costs associated with radioactivity releases, other clean-up costs, and related damages or liabilities could be significant and could harm our business. The cost of this liability could exceed our resources.

        We are required to comply with increasingly stringent laws and regulations governing environmental protection and workplace safety, including requirements governing the handling, storage and disposal of radioactive and other hazardous substances and wastes, and laboratory operating and safety procedures. These laws and regulations can impose substantial fines and criminal sanctions for violations. Maintaining compliance with these laws and regulations with regard to our operations could require substantial additional capital. These costs could decrease our ability to conduct operations in a cost-effective manner.

Available Information

        We make available, free of charge, on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our internet address is www.naprobio.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2
Properties

        We lease 10,000 square feet of administrative space and 5,580 square feet of space for research and development in Boulder, Colorado. We lease 13,500 square feet in Newark, Delaware and 1,100 square feet in Allentown, Pennsylvania for research and development, and we lease 2,100 square feet of office space in New York City, New York for administration. We also own five acres of undeveloped land in Longmont, Colorado. Our oncology research and development activities are conducted at a contract research laboratory leased to us by ChromaDex, Inc. ChromaDex is a supplier of phytochemical reference standards to which we sold our analytical and service group in April 2003 in exchange for approximately 15% of ChromaDex's then outstanding common stock. In addition, we sold property and equipment, valued at approximately $1.0 million to ChromaDex as well as provided rent and other subsidies of $468,000. As part of this transaction, ChromaDex assumed the lease for our research facility in Boulder, Colorado, and we sublease a portion of this facility back from ChromaDex.

Item 3
Legal Proceedings

        In June 2001, we and Abbott filed a patent infringement lawsuit in the Federal District Court in the Western District of Pennsylvania ("the court") against Mylan Laboratories, Inc. The lawsuit alleges infringement of U.S. Patent numbers 5,733,888, 5,972,992, 5,977,164, 6,140,359 and 6,306,894, all of which relate to paclitaxel. Mylan asserted defenses that, if successful, would result in the invalidity or unenforceability of the patents. On October 6, 2003, the Federal District Court in the Western District of Pennsylvania made a number of rulings in favor of NaPro and against Mylan. The court ruled that Mylan infringes on NaPro patents related to both stabilized formulations of paclitaxel and methods for making stable formulations. The court also ruled that the inventors listed on the NaPro patents were the first to invent the compositions and methods claimed in such patents. The court also adopted NaPro's interpretations of the patent claims asserted against Mylan in this case. On December 23, 2003, the court ruled that NaPro's patents were valid and that Mylan's claims that the patents were procured through inequitable conduct and fraud on the patent office were neither true nor justified. The Federal Circuit court has stayed an injunction which would have prevented Mylan from selling the infringing products, pending a ruling on Mylan's appeal by the Federal Circuit court. A trial to determine damages owed by Mylan in this case, and to resolve any issues which may be remanded to the District Court as a result of Mylan's appeal, has been set for February, 2005. The patents which are the subject of this litigation were sold in connection with the sale of the paclitaxel business to Mayne Pharma. Mayne Pharma has full control over the damages phase of this litigation, and may direct it, or settle it upon any terms it chooses. However, the transaction with Mayne Pharma provides that NaPro will be entitled to a portion of any cash award received with respect to this patent litigation with Mylan.

        TL Ventures Funds, one of our principal institutional investors, has advised us that it believes that the completion of the sale of our paclitaxel business to Mayne Pharma will entitle it to have its $8.0 million of Company 4% convertible subordinated debentures redeemed. We disputed this position and engaged in discussions with TL Ventures Funds regarding this matter. On September 8, 2003, TL Ventures Funds reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, we filed a complaint in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. In our complaint, we seek a declaratory judgment from the court that the asset sale to Mayne Pharma did not permit TL Ventures to have the 4% convertible subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit, and has filed an action in a case captioned TL Ventures V L.P. and TL Ventures V Interfund L.P. v. NaPro BioTherapeutics, Inc., Case No. 110-N, Delaware Court of Chancery, alleging that TL Ventures is entitled to redeem its 4% convertible subordinated debentures. The cases are ongoing. One of our former directors, Marc Ostro, is a general partner in certain of the TL Ventures Funds. Dr. Ostro resigned from our Board of Directors effective March 11, 2004.

Item 4
Submission of Matters to Vote of Security Holders

        At NaPro's special meeting of stockholders on December 12, 2003, the two matters listed below were submitted to a vote of, and approved by, NaPro's stockholders.

1.
To adopt a resolution approving the Company's sale of its paclitaxel business to Mayne Pharma under the terms set forth in the asset purchase agreement between Mayne Pharma and NaPro, dated August 25, 2003.

Number of Shares
For	17,121,168
Against	404,920
Abstain	23,912
2.
To approve a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes to approve the asset sale at the time the special meeting is convened or to allow additional time for the satisfaction of conditions to the sale*.

Number of Shares
For	16,546,693
Against	875,475
Abstain	127,833
*
The votes for this proposal were tallied by the Inspector of Election. However, because the resolution to sell the Company's paclitaxel business was adopted and approved by the Company's stockholders, the proposal to adjourn the special meeting was not brought before the meeting or otherwise acted upon.

Part II
Item 5
Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Prior to February 28, 2003 our common stock was traded on the Nasdaq National Market. On February 6, 2003, Nasdaq informed us that our common stock no longer met the requirements for continued listing. On February 28, 2003, we transferred our common stock listing to the Nasdaq SmallCap Market, where it trades under the symbol "NPRO." The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock for the fiscal years ended December 31, 2003 and 2002:

		High	Low
2003	Fourth Quarter	$2.15	$1.63
	Third Quarter	1.88	1.09
	Second Quarter	3.08	0.54
	First Quarter	0.76	0.30
2002	Fourth Quarter	$2.09	$0.61
	Third Quarter	6.18	1.12
	Second Quarter	9.23	5.04
	First Quarter	12.10	8.48

Stockholders

        As of December 31, 2003, we had 297 stockholders of record.

Dividends

        To date, we have not paid any dividends on our common stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future, if at all.

Sales of Unregistered Securities

        During 2003, we issued 76,725 shares of common stock to the University of Delaware, 11,400 shares of common stock to Thomas Jefferson University and 11,875 shares of common stock to The Samuel Robert Noble Foundation, Inc., all in connection with a 20-year gene editing technology license. The shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. The license requires the Company to provide for research and patent funding commitments and payments in common stock. To date, we have issued 301,200 shares of common stock under the license agreement to the University of Delaware, 51,300 shares to Thomas Jefferson University and 47,500 shares to The Samuel Roberts Noble Foundation, Inc., each of which has an ownership interest in the licensed intellectual property. Assuming we do not cancel the license, we will issue an additional 800,000 shares in 100,000 share-per-year increments on the license anniversaries and/or 200,000 share increments upon the achievement of certain milestone events. We may, at our option, accelerate the issuance dates. The license is terminable at NaPro's option and, if it is terminated, no further shares would be issued.

        In October 2003, we issued 45,046 restricted shares, valued at $45,000, to a vendor for services provided. As an issuance to a sophisticated investor not involving any public offering, this sale was exempt from registration under Section 4(2) of the Securities Act.

Item 6
Selected Financial Data

        The selected financial data presented below for each year in the five years ended December 31, 2003, are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with our consolidated financial statements at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report. The results of our generic paclitaxel business, which was sold on December 12, 2003 to Mayne Pharma, have been reported as a discontinued operation.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$9,890	$10,192	$8,507	$235	$6
General and administrative	11,256	9,519	7,178	6,815	5,838

Operating loss	21,146	19,711	15,685	7,050	5,844
Other income (expense):
Interest income	110	267	793	372	309
Interest expense	(878)	(723)	(32)	(26)	(719)

Net loss from continuing operations	(21,914)	(20,167)	(14,924)	(6,704)	(6,254)
Discontinued operations:
Gain (loss) from operations of paclitaxel business and gene isolation business (including gain on disposal of paclitaxel business of $54,553 in 2003)(1)	60,686	11,502	(10,844)	(9,921)	(2,748)
Provision for federal income tax	(644)	—	—	—	—

Net income (loss)	$38,128	$(8,665)	$(25,768)	$(16,625)	$(9,002)

Net income (loss) attributable to common stockholders	$38,128	$(8,665)	$(25,768)	$(16,625)	$(10,213)

Basic net income (loss) per common share	$1.24	$(0.29)	$(0.93)	$(0.69)	$(0.50)

Diluted net income (loss) per common share	$1.23	$(0.29)	$(0.93)	$(0.69)	$(0.50)

Basic weighted average common shares outstanding	30,801	29,606	27,585	23,924	20,554

Diluted weighted average common shares outstanding	30,955	29,606	27,585	23,924	20,554

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term securities	$50,782	$6,762	$10,144	$18,982	$1,937
Working capital	47,053	33,595	13,582	23,168	2,915
Total assets	57,766	45,328	37,061	38,001	19,257
Long term debt, net of current maturities	41	19,861	19,846	14,953	4,723
Deferred income, long term	—	5,887	6,508	—	—
Convertible debt	5,702	5,151	—	—	—
Minority interest	—	—	—	—	622
Accumulated deficit	(65,550)	(103,678)	(95,013)	(69,245)	(52,620)
Stockholders' equity	45,998	6,796	1,137	18,587	11,133

(1)
Discontinued operations consist of the results of operations of our (i) paclitaxel business which was sold on December 12, 2003 and (ii) gene isolation business, which was accounted for as a discontinued operation effective December 31, 2003.

Item 7
Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of NaPro BioTherapeutics, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the "Reform Act." See "Special Note Regarding Forward-Looking Statements."

General

        We are a pharmaceutical company focused on research and development in two distinct areas: novel anti-cancer products, and novel genomic technologies, primarily in the area of gene editing for applications in human therapeutics and diagnostics. We are in the preclinical stages of developing several types of compounds that we believe have promising activity as anti-cancer agents. We believe some of these agents function by novel mechanisms, which may increase their likelihood of success as new chemotherapeutics. We are also actively engaged in evaluating the in-licensing or purchase of potential new products and/or technologies, whether or not those products or technologies are derived from natural products. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in both cancer and other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

        On December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for $71.7 million in cash minus an inventory adjustment of $4.6 million to reflect the Company's actual inventory as of the closing. In addition, Mayne Pharma assumed certain liabilities associated with our paclitaxel business. Approximately $21.9 million of the proceeds of the transaction were paid to Abbott to retire all outstanding debt and payables we owed to Abbott. The remaining proceeds from the sale will be used to fund the development of products based on NaPro's proprietary oncology and gene editing platforms and for general corporate purposes.

        The assets sold to Mayne Pharma included our paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable.

NaPro retained all of its intellectual property not used in connection with the business sold and we retained intellectual property rights to research, develop, make, use and sell products other than those associated with the generic injectable paclitaxel business. We also retained liabilities related to our ongoing business, including those relating to our employees, our contracts and license agreements unrelated to the paclitaxel business, and certain leases and purchase orders. In addition, we retained other liabilities related to our manufacturing and sale of paclitaxel that arose prior to the closing of the asset sale. Upon closing of the asset sale, we exited the generic paclitaxel business, terminated the development agreements with Abbott and Mayne Pharma, and transferred our other generic paclitaxel marketing agreements to Mayne Pharma.

        We continue to incur substantial research and development expense related to the development of anti-cancer agents, and the development of novel genomic technologies. Historically, we also incurred substantial research and development expense related to the improvement of our paclitaxel yield, the reduction of our long-term cost of manufacturing paclitaxel and the development of our semisynthesis process. Accordingly, we have incurred significant losses, including losses from continuing operations of $21.9 million, $20.2 million, and $14.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our accumulated deficit was $65.6 million as of December 31, 2003. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

        Our ability to generate sufficient sales to support our operations currently depends primarily upon the successful development and commercialization of products based on our proprietary oncology and gene editing platforms. We are developing an oncology program, consisting of both targeted as well as non-targeted chemical entities for the treatment of cancer. Our gene editing platform is used to develop therapeutics which primarily addresses hereditary diseases. Currently, we are engaged in developing therapeutic programs to treat Sickle Cell disease and Huntington's disease. All of our products and technologies are in the early development stages and we cannot assure you that our efforts will be successful.

        Under the Investment Company Act of 1940 (the "1940 Act"), companies such as mutual funds that engage in the investment business are subject to regulation by the SEC as investment companies. The 1940 Act defines an investment company to include an issuer that (i) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and (ii) owns or proposes to acquire investment securities having a value exceeding 40% of the fair value of such issuer's total assets on an unconsolidated basis (exclusive of cash and cash items). Investment securities are defined generally to include all securities other than those issued by majority-owned subsidiaries of the issuer. NaPro does not now, nor has it ever engaged or intended to engage in an investment company business. Nevertheless, following the sale of our paclitaxel business to Mayne Pharma, the composition of our assets is such that it is possible that we could be deemed to be an investment company. NaPro has taken the steps necessary to give itself the benefit of an exemption under the 1940 Act for certain companies engaged in research and development.

Research and Development

        Our current business is focused on research and development of novel anti-cancer products, and novel genomic technologies, primarily in the area of gene editing for applications in human therapeutics and diagnostics. Historically, we have also engaged in research and development related to our paclitaxel business. During the last three fiscal years, we have incurred the following expenses related to research and development projects, including process improvements in our paclitaxel business, which is included in discontinued operations (in thousands):

	2003	2002	2001
Oncology	$5,580	$4,929	$6,065
Genomics	4,310	5,263	2,442
Discontinued Operations	899	5,686	4,901

	$10,789	$15,878	$13,408

        Research and development is expected to be the most significant expense of our business. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. We anticipate beginning clinical testing of two oncology products during 2004. Our Huntington's disease program is expected to begin clinical testing during 2005, subject to the success of our preclinical activities. However, we cannot be sure that we will be able to achieve the expected timing of these programs. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs. Continued development of these programs is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms. We have included a number of the risks and uncertainties associated with completing our product development plans on schedule in the Special Note Regarding Forward-Looking Statements, below.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Research and Development Expense.    Research and development expense for 2003 was $10.8 million, a decrease of $5.1 million from 2002. Genomics research and development expenditures decreased $1.0 million from $5.3 million in 2002 to $4.3 million in 2003, while oncology research and development expenditures decreased $4.1 million from $10.6 million in 2002 to $6.5 million in 2003. Oncology research and development expenditures relating to the paclitaxel business were approximately $900,000 and $5.7 million in 2003 and 2002, respectively, and are included in discontinued operations. The decrease was primarily due to lower outside services ($2.2 million), decreased staffing ($1.3 million), lower legal costs associated with patent development ($800,000), lower supplies ($300,000), and lower travel ($200,000) expenses. During 2002, a significant portion of our research and development expenditures were related to our semi-synthesis paclitaxel program and cost involved in obtaining regulatory approvals in Europe. Salaries and benefits declined in 2003 due to the sale of our Analytical Services group to ChromaDex and personnel reductions in our genomics and oncology programs.

        General and Administrative Expense.    General and administrative expense for 2003 was $12.4 million, an increase of $2.3 million from 2002. Approximately $1.1 million of our general and administrative expense in 2003 and $600,000 in 2002 was incurred in connection with our paclitaxel business and has been included in discontinued operations. The $2.3 million increase was primarily due to higher compensation expense ($1.0 million), costs associated with terminating a lease in one of our corporate facilities in Boulder, Colorado ($1.0 million) and higher depreciation resulting from a shortened useful life of leasehold improvements at the Boulder, Colorado facility in which we terminated our lease early ($500,000). Higher compensation was due to executive bonuses ($1.8 million) and increased staffing at our genomics division partially offset by lower retirement plan contributions and reduced oncology staffing.

        Interest Income.    Interest income for 2003 decreased by $200,000 from the prior year. The decrease was attributable to lower average balances of interest-bearing investments, as well as lower interest rates.

        Interest Expense.    Interest expense for 2003 was $900,000, an increase of $200,000 from the prior year. In each of the years 2003 and 2002, $1.4 million of interest expense was attributable to the Abbott debt and is included in discontinued operations. The increase was primarily attributable to the amortization of the discount associated with the conversion feature of the $8.0 million in convertible debt issued in February 2002.

        Discontinued Operations.    Income from discontinued operations was $6.0 million in 2003 as compared with income of $11.5 million in the prior year. Product sales decreased $8.6 million during 2003 primarily attributable to lower shipments to Abbott. Sales to Abbott for the current year were $12.4 million, a decrease of $12.5 million from 2002. Sales to Mayne Pharma for the current year were $13.1 million, an increase of $5.8 million from the prior year. There were no sales to Tzamal for the current year compared with sales of $1.9 million in the prior year. As a result of the sale of our paclitaxel business, we anticipate having no material sales revenue in 2004.

        Cost of sales was $17.3 million in 2003, a decrease of $6.7 million as compared with the prior year. Cost of sales decreased due to a decrease in volume produced, partially offset by higher unit production cost due to idle plant costs.

        License fee income was $1.0 million in 2003, a decrease of $7.9 million from 2002. The decrease was attributable to our receipt of a one-time milestone payment of $8.0 million from Abbott upon commencement of commercial sales in the United States in 2002.

        In 2003, we recorded a net gain from the sale of the paclitaxel business of $54.6 million. The provision for taxes, resulting primarily from application of the alternative minimum tax, was approximately $600,000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Research and Development Expense.    Research and development expense for 2002 was $15.9 million, an increase of $2.5 million from 2001. Genomics research and development increased $2.8 million from 2001, while oncology research and development decreased $400,000 from the prior year. Oncology expenditures relating to the paclitaxel business were $5.7 million and $4.9 million in 2002 and 2001, respectively, and are included in discontinued operations. The increase was primarily due to increased staffing ($1.6 million), legal costs associated with patent development ($700,000) and occupancy costs associated with development facilities ($400,000). These amounts were partially offset by a reduction in supplies expenses ($400,000), as well as a one-time charge for development costs, which we incurred in 2001.

        General and Administrative Expense.    General and administrative expense for 2002 was $10.1 million, an increase of $2.6 million from 2001. The increase was primarily due to general legal expenses ($1.7 million) and increased staffing ($1.2 million). These amounts were partially offset by reductions in a number of areas, including supplies and recruiting expenses. Higher legal expenses were partially due to a reclassification of 2001 patent related legal costs from general and administrative expense to research and development expense lowering the comparative 2001 expense.. Approximately $600,000 and $300,000 in 2002 and 2001, respectively, of our general and administrative expense was incurred in connection with our paclitaxel business and has been included in discontinued operations.

        Interest Income.    Interest income for 2002 was $300,000, a decrease of $500,000 from the prior year. The decrease was attributable to lower average balances of interest-bearing investments, as well as lower interest rates.

        Interest Expense.    Interest expense for 2002 was $700,000, an increase of approximately $700,000 from the prior year. $1.3 million and $1.1 million of interest expense was attributable to the Abbott debt in 2002 and 2001, respectively, and included in discontinued operations. The increase was primarily attributable to the issuance of $8.0 million in convertible debt during the first quarter of 2002, including amortization of the discount attributable to the conversion feature.

        Discontinued Operations.    Income from discontinued operations was $11.5 million in 2002 compared with a loss of $10.8 million in 2001. This increase in income of $22.3 million was due to a higher gross margin and higher license fee income. Gross margin increased to 29.9% in 2002 from a negative 23.2% in the prior year. Product sales increased $18.5 million from the prior year. The increase in product sales during 2002 was primarily attributable to shipments to Abbott as a result of our FDA approval on May 8, 2002. Sales to Abbott during 2002 were $24.9 million, an increase of $18.8 million from 2001. Sales to Mayne Pharma in 2002 were $7.3 million, a decrease of $200,000 from 2001. Cost of sales for 2002 was $24.0 million, an increase of $4.6 million from 2001. This increase in cost of sales was primarily attributable to an increase in volume, which was partially offset by a decrease in unit production cost due to improved yields and increased productivity.

        License fee income for 2002 was $8.9 million, an increase of $7.8 million from 2001. The increase was attributable to our receipt of a one-time milestone payment of $8.0 million from Abbott upon commencement of commercial sales in the United States.

Liquidity and Capital Resources

        Our capital requirements for research and development have been, and will continue to be, significant. As of December 31, 2003, as a result of the sale of the paclitaxel business, we had a working capital balance of $47.1 million compared to a working capital balance of $33.6 million at December 31, 2002. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $62.6 million, with the exercise of warrants and options of $8.0 million and with borrowing of $8.1 million.

        On December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for $71.7 million in cash minus an inventory adjustment of $4.6 million to reflect the Company's actual inventory as of the closing. Mayne Pharma assumed certain liabilities associated with our paclitaxel business. Proceeds from the sale will be used to fund the development of products based on NaPro's proprietary oncology and gene editing platforms and for general corporate purposes. In addition, approximately $21.9 million of the proceeds was paid to Abbott Laboratories to retire all outstanding debt and payables we owed to Abbott.

        In February 2002, we sold privately $8.0 million of common stock issued at $9 per share and $8.0 million principal of five-year 4% convertible subordinated debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. The net proceeds were $15.6 million. As part of this transaction, we recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. During the first quarter of 2002, we filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock, common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. In July 2002, the registration statement was declared effective by the SEC. NaPro may pay the debenture interest in cash or common stock at its option. The debentures automatically convert into common stock if the average price for 30 trading days exceeds $16 per share. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock. The conversion price of the common stock in such a circumstance could be materially below the price at which we otherwise would be willing to issue our common stock. Issuance of common stock at such a price could result in substantial dilution to our other stockholders and could have a material adverse effect on the market price of our common stock.

        Pursuant to the debentures, if we incur indebtedness that is senior to the debentures, other than senior indebtedness approved by a majority in interest of the debenture holders, senior indebtedness issued to equipment or real property lessors and certain other exceptions, then the holders of the debentures have the right to require us to repurchase, out of our cash and equivalents, all or part of the debentures for a purchase price equal to the unpaid principal amount of the applicable debenture plus compounded interest at 35% per year less all interest amounts previously paid on the debenture. In connection with a required repurchase of debentures, the excess of the repurchase price over our cash and cash equivalents will convert into shares of our common stock at the average trading price of our common stock over the preceding 20 days. This provision of the debentures could limit our ability to obtain senior debt financing in the future.

        TL Ventures Funds, one of our principal institutional investors, has advised us that it believes that the completion of the sale of our paclitaxel business to Mayne Pharma will entitle it to have its $8.0 million of Company 4% convertible subordinated debentures redeemed. We disputed this position and engaged in discussions with TL Ventures Funds regarding this matter. On September 8, 2003, TL Ventures Funds reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, we filed a complaint in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. In our complaint, we seek a declaratory judgment from the court that the asset sale to Mayne Pharma did not permit TL Ventures to have the 4% convertible subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit, and has filed an action in a case captioned TL Ventures V L.P. and TL Ventures V Interfund L.P. v. NaPro BioTherapeutics, Inc., Case No. 110-N, Delaware Court of Chancery, alleging that TL Ventures is entitled to redeem its 4% convertible subordinated debentures. One of our former directors, Marc Ostro, is a general partner in certain of the TL Ventures Funds. Dr. Ostro resigned from our Board of Directors effective March 11, 2004.

        In December 2002, we acquired the genomics business of Pangene Corporation for $1.3 million in cash and assumption of debt obligations totaling approximately $65,000. The acquisition consisted primarily of patents and intellectual property relating to Pangene's homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. The purchase price was allocated to intangible assets totaling $987,000, fixed assets and software of $183,000, and other current assets of $44,000. In-process research and development of $151,000 was expensed at the time of the acquisition. We will amortize intangible assets over 5 to 15 years, and fixed assets and software over 3 years. In connection with this agreement, we acquired additional patents in January 2003 in the amount of $400,000. In December 2003, we made a decision to sell the gene isolation and service business, and accordingly, it is being accounted for as a discontinued operation.

        In November 2000, we entered into a 20-year Gene Editing technology license with the University of Delaware and Thomas Jefferson University relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. As of December 31, 2003, we have issued 301,200 shares of common stock under the license to the University of Delaware, 51,300 shares to Thomas Jefferson University and 47,500 shares to The Samuel Roberts Noble Foundation, Inc., each of which has an ownership interest in the licensed intellectual property. Assuming we do not cancel the license, we will issue an additional 800,000 shares in 100,000 share-per-year increments on the license anniversaries and/or in 200,000 share increments upon the achievement of certain milestone events. We may, at our option, accelerate the issuance dates. The license is terminable at NaPro's option and, if it is terminated, no further shares would be issued. We have committed to fund at least $300,000 in research under the license during 2004. Unless we terminate the license, we are also committed to funding at least $300,000 per year in research at the University of Delaware during 2005 and 2006 as well.

        We filed an effective shelf registration statement with the SEC covering the issuance of up to 6.5 million shares of our common stock and 1.0 million shares of our preferred stock. This registration statement is intended to give us the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable. We may sell the stock covered by this registration statement in one or more transactions at prices and in a manner we determine from time to time, which may result in dilution to existing shareholders. In addition, we filed an effective registration statement with the SEC covering the issuance of up to 500,000 shares of our common stock upon the conversion of our 4% convertible subordinated debentures and in the event we elect to pay interest on the convertible subordinated debentures in shares of our common stock in lieu of cash.

        We believe existing capital and the conversion of current accounts receivable, will provide adequate capital to fund our operations and capital expenditures for at least the next 24 months. However, pharmaceutical development is a costly and time consuming process. We may in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large. As a result, we may seek additional capital. We cannot assure you that we will be able to obtain such capital on terms which are acceptable to us.

        Working Capital and Cash Flow    As a result of the sale of the paclitaxel business, cash and cash equivalents increased $34.0 million to $40.8 million for the year ended December 31, 2003 from $6.8 million at December 31, 2002. During 2003, net cash provided by operating activities and by investing activities was $334,000 and $53.7 million, respectively. The cash provided by investing activities was primarily due to the sale of the paclitaxel business. Net cash used in financing activities was $20.0 million related to the repayment of the Abbott note which took place in conjunction with the sale of the paclitaxel business.

        In connection with the sale of the paclitaxel business, all related inventories were sold with the business. The majority of our accounts receivable were settled with the sale of the paclitaxel business as were certain liabilities. We anticipate that the level of our accounts receivable and inventories will remain low as we do not anticipate any material sales revenue during 2004.

        Capital Expenditures    We spent $1.6 million during 2003 for capital projects. Approximately $900,000 of this amount related to expenditures for the paclitaxel business, which was sold.

        The amount and timing of future capital expenditures will depend upon numerous factors, including:

  •
  the development of new products and technologies;

  •
  the acquisition of new products and technologies;

  •
  the cost of manufacturing resources for new products and technologies

  •
  the nature of our relationship with any strategic partners that we are able to attract;

  •
  the progress of our research and development programs;

  •
  changes in manufacturing processes;

  •
  the magnitude and scope of these activities;

  •
  competing technological and marketing developments;

  •
  changes in facilities; and

  •
  changes in staffing levels.

        We anticipate a significant reduction of capital expenditures during 2004. The primary focus of capital spending during 2004 is expected to be in our research and development areas. We may seek additional long-term financing to fund capital expenditures. We cannot assure that we will be able to obtain such financing on terms which are acceptable to us.

        Net Operating Loss Carryforwards    As of December 31, 2003, we had approximately $63.9 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders.

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

Critical Accounting Policies

        We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. However, the majority of these policies may not be applicable to us in 2004 as a result of the sale of the paclitaxel business. The impact and any associated risks related to these policies on our business operations is discussed throughout this Item 7 where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our Consolidated Financial Statements.

        Use of Estimates Policy:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

        Long-Lived Assets Policy:    In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment of Long-Lived Assets, we review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired. If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.

Future Contractual Obligations

        The table below summarizes our future contractual obligations (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable	$122	$81	$41	$—	$—
Convertible debentures	8,000	—	—	8,000	—
Operating leases	2,078	574	958	538	8

Total	$10,200	$655	$999	$8,538	$8

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

Risks Related to Research and Development

  •
  Our product candidates and technologies are in an early state of development and there is a high risk that they may never be commercialized either because of the costs of continuing development or because our research and development fails to produce any products of value.

  •
  Our efforts in researching and developing a broad range of new potential products and technologies could adversely affect our financial position.

  •
  Our potential products and technologies must undergo rigorous clinical testing and regulatory approvals, which could substantially delay or prevent us from marketing any products.

  •
  Our oncology and gene editing technologies are still new and developing; very little data exists and new information may arise which may cause us delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately initiating and completing the clinical trials of our products.

  •
  We may be required to obtain rights to proprietary technologies to further develop our business, which may not be available or may be costly.

  •
  Adverse events in the field of targeted oncology and gene editing may negatively impact regulatory approval or public perception of our potential products and technologies resulting in decreased demand.

  •
  Our ability to maintain our licenses is dependent on our ultimate success in our development programs.

  •
  We may be unable to attract and retain the qualified employees we need to be successful.

  •
  Testing of our potential products and technologies relies heavily on the voluntary participation of both study centers and patients in our clinical trials, which is not within our control, and could substantially delay or prevent us from completing development of such products and technologies.

  •
  Our operations may be impaired unless we can successfully manage our growth.

  •
  If we acquire any other products or business operations, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

  •
  We may not be successful in obtaining required foreign regulatory approvals, which would prevent us from marketing our products internationally.

  •
  We rely on third-parties to perform certain services for us and any interruption or termination of these arrangements may adversely affect our business.

  •
  Our use of hazardous materials exposes us to the risk of material environmental liabilities, and we may incur substantial additional costs to comply with environmental laws in connection with the operation of our research and manufacturing facilities.

Risks Related to the Pharmaceutical Business We May Develop in the Future

  •
  Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will limit our ability to generate revenue and become profitable.

  •
  We expect that we will face significant competition, which could limit our ability to become profitable.

  •
  Technological change may make any products and technologies we develop less attractive or obsolete.

  •
  If we are unable or fail to adequately protect our proprietary technologies, third parties may be able to use our technology, which could impair our ability to commercialize our products, and to compete in the marketplace.

  •
  Litigation or third-party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize future products.

  •
  We have no experience in manufacturing our potential therapeutic products, and no manufacturing facilities, which raises uncertainty about our ability to manufacture our potential therapeutic products cost-effectively.

  •
  We have no experience in marketing or selling our potential therapeutic products and technologies, which raises uncertainty about our ability to commercialize our potential therapeutic products cost-effectively.

  •
  We may be required to rely on strategic partners for the development, marketing and manufacturing of future products and technologies which may delay or impair our ability to generate significant revenue and may otherwise adversely affect our profitability.

  •
  In the event we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations.

  •
  Legislative and regulatory proposals to reduce the cost of health care could adversely affect our business.

  •
  If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

  •
  We may be unable to effectively price our products or obtain adequate reimbursement for sales of our products, which would prevent our products from becoming profitable.

Risks Related to Financing Our Operations

  •
  We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability.

  •
  If we fail to obtain the capital necessary to fund our operations when needed, we may be forced to reduce or discontinue our operations.

  •
  The outcome of our dispute with TL Ventures Funds regarding redemption of their debentures could reduce our available cash.

  •
  The recent sale of our paclitaxel business adversely affects our ability to achieve profitability.

Risks Related to Our Status as a Public Company

  •
  Our stock price may be volatile, and your investment in our stock could decline in value.

  •
  Future sales and issuances of common stock may dilute our stockholders or cause our stock price to fall.

  •
  If we fail to continue to meet all applicable Nasdaq SmallCap requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

  •
  We have implemented anti-takeover provisions that may reduce the market price of our common stock.

Other Risks Related to Our Business

  •
  The loss of our Chairman and Chief Executive Officer, Leonard P. Shaykin or other key executives, could severely harm our business.

  •
  We may be unable to renew or extend the leases on our leased facilities.

        These and other factors related to the Company's business are described in more detail under the caption "Risk Factors" or "Special Note Regarding Forward-Looking Statements" in the Company's documents filed from time to time with the Securities and Exchange Commission including the Company's Current Report on Form 8-K, as amended, filed February 11, 2004. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We undertake no obligation to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results, except to the extent required by law.

Item 7A
Quantitative and Qualitative Disclosures about Market Risk.

        During 2003 and 2002, we sold a significant amount of paclitaxel to Mayne Pharma. Under the Mayne Pharma agreement, Mayne Pharma paid us a fixed percentage of their sales price for paclitaxel. Each year, Mayne Pharma estimated the sales price it expected to receive in the upcoming year, and, based upon that estimate, we determined the price we would charge Mayne Pharma. We recognized the corresponding sales at the time of shipment. However, Mayne Pharma's actual selling price differed from that estimated. Pursuant to the agreement, Mayne Pharma provided us with their calculation of the actual sales price for sales made during the preceding year, and an adjustment was calculated that increased or decreased our sales of products to Mayne Pharma during that year.

        Mayne Pharma's sales were made in the currencies of each of the countries in which it sold paclitaxel. As a result, our sales were affected by fluctuations in the value of these various foreign currencies relative to the U.S. dollar. In the past, currency fluctuations were a significant factor in reductions in the price we charged Mayne Pharma.

Item 8
Financial Statements and Supplementary Data

        The information required by this item begins at Page F-1.

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not Applicable.

Item 9A
Controls and Procedures

  (a)
  The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended ("the Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

  (b)
  The Company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of the Company's financial reporting, the effectiveness and efficiency of the Company's operations and the Company's compliance with applicable laws and regulations. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the date of the evaluation of the Company's disclosure controls and procedures referred to in paragraph (a) above.

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

Part III
Item 10
Directors and Executive Officers of the Registrant

Directors

        At December 31, 2003, our Board of Directors consisted of nine members: Sterling Ainsworth, Ph.D. (Vice Chairman); Edward Erickson; George Gould, Esq.; Arthur Hayes, Jr., M.D.; Marc Ostro, Ph. D.; The Honorable Richard Perle; Patricia Pilia, Ph.D.; Robert Pollack, Ph.D., and Leonard Shaykin (Chairman). Effective January 1, 2004, Dr. Ainsworth resigned from the Board of Directors and as an officer of the Company. Effective March 9, 2004, Stephen K. Carter, M.D. was appointed to the Board of Directors to fill the vacancy created by Dr. Ainsworth's resignation. Effective March 11, 2004, Dr. Ostro resigned from the Board of Directors. Our directors are divided into three classes. Dr. Pilia and Messrs. Erickson and Perle are Class II directors with terms of office expiring at the 2004 Annual Meeting of Stockholders. Mr. Gould and Dr. Carter are, and Drs. Ainsworth and Ostro prior to their respective resignations from the Board were, Class III directors with terms of office expiring at the 2005 Annual Meeting of Stockholders. Mr. Shaykin and Drs. Hayes and Pollack are Class I directors with terms of office expiring at the 2006 Annual Meeting of Stockholders.

        Our Board of Directors has determined that Edward Erickson, George Gould, Esq., Arthur Hayes Jr., M.D., The Honorable Richard Perle and Robert Pollack, Ph. D., are "independent directors," as defined by the Nasdaq Stock Market's listing standards.

        Sterling K. Ainsworth, Ph.D., 64, a co-founder of the Company, served as an executive officer and director since our inception in March 1991 until January 1, 2004. He served as our Chief Executive Officer from November 1991 to August 1999, and served as our President from October 1992 to January 2004 and as Vice Chairman of the Board and Chief Scientific Officer from August 1999 to January 2004. In 1990, he co-founded, with Dr. Pilia, Pacific Biotechnology, Inc. (a predecessor of ours) and served as Chairman and President of such company until our inception. From 1972 to 1990, Dr. Ainsworth held various levels of professorships of Pathology with tenure in the College of Medicine and Dental Medicine and Graduate Studies at the Medical University of South Carolina ("MUSC"), where he established, developed and directed MUSC's Immunopathology Diagnostic Laboratory. Dr. Ainsworth received a Bachelor's degree from the University of Mississippi in 1963. He received a Master's degree in medical microbiology in 1965 and a Doctoral degree in medical science in 1969 from the University of Mississippi Medical School. He completed his post-doctoral fellowship in the Department of Pathology at Harvard Medical School from 1970 to 1972. Effective January 1, 2004, Dr. Ainsworth resigned from the Board of Directors and as an officer of the Company and he continues as an employee of the Company working on a part-time basis.

        Edward L. Erickson, 57, has served as a director since 2000. Since April 1998, he has served as Chairman of the board, of directors, of Immunicon Corporation, a venture capital backed medical products company with technology for use in diagnostics, life science research, and therapeutic applications. He has also served as Chief Executive Officer of Immunicon since March 1999, its President since January 2000, and was its interim Chief Executive Officer from September 1998 to March 1999. Immunicon filed a registration statement on Form S-1 with the SEC relating to a potential initial public offering of its common stock in December 2003. From 1993 to 1998, Mr. Erickson served as President, Chief Executive Officer and as a director of DepoTech Corporation, at that time a publicly traded pharmaceutical company in the drug delivery field. From 1991 to 1993, he served as President, Chief Executive Officer and as a director of Cholestech Corporation, a publicly traded diagnostics company in the field of point-of-care cholesterol testing and screening. Prior to his employment with Cholestech Corporation, Mr. Erickson held senior executive positions with The Ares-Serono Group, now Serono, and with Amersham International plc, now Amersham plc. From 1995 to 1998, Mr. Erickson served as a director of MegaBios Corporation, a gene therapy company.

Mr. Erickson holds a B.S. in mathematics with a minor in Physics and an M.S. in mathematics from the Illinois Institute of Technology and an M.B.A. with high distinction from Harvard University, where he was elected a Baker Scholar and was awarded the Loeb Rhoades Fellowship in Finance.

        George M. Gould, Esq., 66, has served as a director since January 2003. He has served as Of Counsel to the law firm Gibbons, Del Deo, Dolan, Griffinger & Vecchione since June 1996. Mr. Gould is also a director of Protein Design Labs, Inc. a publicly traded biotechnology company engaged in the development of humanized monoclonal antibodies for the prevention and treatment of disease. Additionally, Mr. Gould is a director of Angiogenex, Inc., a privately-held biopharmaceutical company that develops therapeutic and diagnostic applications of Id gene and protein technologies as well as Supratek Pharma, a private Canadian biopharmaceuticals company developing novel block copolymer targeted drug formulations. From May 1996 to December 1996, Mr. Gould was a Senior Vice President of PharmaGenics, Inc. Prior to that time Mr. Gould served as Vice President, Licensing & Corporate Development and Chief Patent Counsel for Hoffmann-La Roche Inc. from October 1989 to May 1996. Mr. Gould received a Bachelor of Arts degree in organic chemistry from The Johns Hopkins University, attended the New York University Graduate School of Chemistry, received a J.D. from Columbia University School of Law and an L.L.M. from New York University School of Law.

        Arthur H. Hayes, Jr., M.D., 70, has served as a director since March 1996. He is currently President and Chief Operating Officer of MediScience Associates, Inc., a pharmaceutical consulting company, and is a Professor of Medicine at New York Medical College and Pennsylvania State University College of Medicine. From 1981 to 1983, Dr. Hayes served as Commissioner of the United States Food and Drug Administration. From 1986 to 1991, he was President and Chief Executive Officer of EM Pharmaceuticals, as well as a member of its board of directors. Dr. Hayes served as Provost & Dean at New York Medical College from 1983 to 1986, and served as the Director of the Institute of Human Values in Medical Ethics, International Health and Biomedical Sciences, and for the latter of which he also served as Chairman. Dr. Hayes has held several posts with Pennsylvania State University, which included Professor of Medicine and Pharmacology from 1977 to 1981, Dean of Admissions from 1976 to 1979 and Associate Professor of Medicine and Pharmacology and Director of the Division of Clinical Pharmacology from 1972 to 1977. Dr. Hayes currently serves on the board of directors of Myriad Genetics, Inc. (a publicly traded genomic research and pharmaceutical company), Celgene Corporation (a publicly traded pharmaceutical company), and Research Technology, Inc. (a publicly traded biotechnology and medical device company). Dr. Hayes received his M.D. from Cornell University Medical College, and also attended Cornell's Graduate School of Medical Sciences, Department of Pharmacology. He undertook premedical studies, and attended medical school at Georgetown University. Dr. Hayes received his M.S. (philosophy, politics and economics) from Oxford University, where he was a Rhodes Scholar, and his B.A. (philosophy) from Santa Clara University.

        Marc J. Ostro, Ph.D., 54, has served as a director since 2000. He has been a partner in TL Ventures, a Pennsylvania-based venture capital firm since January 1, 2002. From August 1997 to May 2000, he was Senior Managing Director and GroupLeader for KPMG Life Science Corporate Finance (Mergers and Acquisitions). From June 1997 to November 1997, Dr. Ostro was a Senior Vice President at Ross Financial Group engaged in portfolio management. From May 1994 to June 1997, he was Managing Director and Senior Biotechnology Analyst at UBS Securities. Prior to that, he was a Senior Vice President and Senior Biotechnology Analyst at Mabon Securities. In July 1981, he co-founded the Liposome Company (Princeton) where he held various positions in that company including President, Vice Chairman and Chief Scientific Officer until May 1993. Dr. Ostro received a B.A. in biology from Lehigh University, a Ph.D. in biochemistry from Syracuse University, and was a postdoctoral fellow and assistant professor at the University of Illinois Medical School. Effective March 11, 2004, Dr. Ostro resigned from our Board of Directors.

        The Honorable Richard N. Perle, 62, has served as a director since 2000. He is a fellow at the American Enterprise Institute. Additionally, Mr. Perle is a director of Hollinger International, Inc., a publicly traded company that publishes English language newspapers in the United States, the United Kingdom, Canada and Israel. Mr. Perle is also a director of Autonomy, plc, a publicly traded company engaged in the development of various software applications, as well as a director of DigitalNet Holdings, Inc., a publicly traded company providing managed network services, information security solutions, and application development and integration services to U.S. defense, intelligence, and civilian federal government agencies. From 1981 to 1987, Mr. Perle was the United States Assistant Secretary of Defense for International Security Policy at the United States Department of Defense. Mr. Perle attended the London School of Economics with Honors Examinations, received a B.A. in international relations from the University of Southern California, an M.A. in politics from Princeton University, and completed various fellowships at Princeton University, the Ford Foundation and the American Council of Learned Societies.

        Patricia A. Pilia, Ph.D., 55, a co-founder of the Company, has served as a director since our inception in March 1991. She has served as our Secretary since November 1991, our Vice President of BioResearch and Toxicology since March 1993, and our Executive Vice President since October 1998. Additionally, in 2002, she was appointed Acting Head, Research and Development. In 1990, she co-founded, with Dr. Ainsworth, Pacific Biotechnology, Inc. (a predecessor of ours) and served as its Vice President and Director of Biotechnology. From 1983 to 1991, Dr. Pilia was an Assistant Professor of Pathology in the College of Medicine and Dental Medicine and the College of Graduate Studies at MUSC. Dr. Pilia served as the Assistant Director of the MUSC Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1984 she has been a consultant on the design and development of biomedical devices and treatment modalities and the design and performance of clinical trials. Dr. Pilia received a Bachelor's degree from Boston University, a Master's degree in immunology/microbiology and a Doctoral degree in pathology from MUSC.

        Robert E. Pollack, Ph.D., 63, has served as a director since 2000. He is currently Professor of Biological Sciences, Lecturer in Psychiatry at the Center for Psychoanalytic Training and Research, and Director of the Center for the Study of Science and Religion, at Columbia University. He has been a Professor of Biological Sciences at Columbia since 1978, and was Dean of Columbia College from 1982 to 1989. He received the Alexander Hamilton Medal from Columbia University, and has held a Guggenheim Fellowship. He currently serves on Advisory Boards of the John Templeton Foundation, California Newsreels, The Fred Friendly Seminars, the Program in Religion and Ecology of the Center for the Study of World Religions at Harvard University, and as a Senior Consultant for the Director, Program of Dialogue on Science, Ethics and Religion, American Association for the Advancement of Science. He is also currently a director and Chair of the Scientific Advisory Board of Nutrition 21, Inc., a publicly traded company focusing on the development and marketing of proprietary nutritional products. Dr. Pollack graduated from Columbia University with a B.A. in physics, and received a Ph.D. in biology from Brandeis University.

        Leonard P. Shaykin, 60, has served as our Chairman of the Board since June 1993, and our Chairman and Chief Executive Officer since August 1999. In 1995, Mr. Shaykin founded Shaykin & Co., LLC, a private investment and management company. Prior to founding Shaykin & Co., Mr. Shaykin was a managing partner of Adler & Shaykin, an investment partnership organized to sponsor management leveraged buyouts. Prior to that, Mr. Shaykin was Vice President, Director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. He is currently a Board Member of the Friends of Sheba Medical Center-Tel Hashomer, Israel, and a trustee of the Jackson Laboratories, a not-for-profit genetic research institute. Mr. Shaykin received a B.A. and an M.A. from the University of Chicago, and an M.B.A. from the University of Chicago Graduate School of Business.

        Stephen K. Carter, M.D., 66, has been appointed to serve on the Board of Directors as a Class III director, effective March 9, 2004, to serve until the Company's annual meeting in 2005 or until his successor is duly elected and qualified or his earlier resignation or removal. Dr. Carter is currently a consultant to the pharmaceutical industry. From 1996 to 1999, Dr. Carter served as a consultant to SUGEN Inc., a biopharmaceutical company focused on the discovery and development of small molecule drugs which target specific cellular signal transduction pathways, and from 1999 to 2000 was SUGEN's Senior Vice President of Clinical and Regulatory Affairs. From 1995 to 1996, he was Senior Vice President, Research and Development at Boehringer Ingelheim Pharmaceuticals, Inc. From 1990 to 1995 Dr. Carter served as Senior Vice President, Worldwide Clinical Research and Development at Bristol-Myers Squibb Co. Dr. Carter is a former Deputy Director at the National Cancer Institute's Division of Cancer Treatment and is a member of the American Society of Clinical Oncology. Dr. Carter received his A.B. degree in American history from Columbia College and his M.D. degree from New York Medical College. Dr. Carter currently serves on the Board of Directors of four publicly traded companies: Cytogen Corporation, where he is a member of its Audit Committee; Emisphere Technologies, Inc., where he is a member of its Compensation and Governance Committees; Vion Pharmaceuticals; and Alfacell Corporation, where he is a member of its Compensation Committee.

Other Executive Officers

        As of March 1, 2004, we have the following executive officers in addition to those who serve as directors:

        Kai P. Larson, Esq., 39, has served as our Vice President and General Counsel since December 1999, and previously held the position of Director of Legal Affairs from 1994 to December 1999. Prior to joining us, he worked as an attorney in the New York office of Kirkland & Ellis. Mr. Larson received a B.A. from Brigham Young University, and a J.D. from Columbia University School of Law.

        Gordon H. Link, Jr., 50, a certified public accountant and a certified management accountant, has served as our Senior Vice President and Chief Financial Officer since October 2002, and previously held the position of Vice President and Chief Financial Officer from September 1993 to October 2002. Prior to that, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and Treasurer of the Syntex-Synergen Neuroscience Joint Venture. From February 1991 to April 1993, Mr. Link was Treasurer of Synergen Development Corporation. From October 1983 to May 1990, Mr. Link practiced as a certified public accountant, including the position of Audit Manager with Deloitte & Touche. He attended the graduate school of the University of Denver and received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

        Bruce Fiedler, 39, joined us as Corporate Controller in December 2003. Mr. Fiedler has over 17 years of accounting and finance experience including senior financial leadership roles with Arrow Electronics, Inc., where he served as Vice President of Finance for the North American Computer Products Group from April 2001 through September 2003 and as Assistant Corporate Controller from June 2000 through March 2001. Prior to his work at Arrow Electronics, Mr. Fiedler served in senior financial management roles at Corporate Express, Inc. from January 1996 through June 2000, culminating as Vice President of Corporate Systems and Shared Services from June 1998 through June 2000, where he was responsible for integrating acquisitions into existing operations, enhancing accounting and operational controls and processes and developing finance teams. Mr. Fiedler began his career with Baxter International, Inc. where he held various accounting and finance roles over 8 years including Site Controller for the MicroScan division, a global manufacturer and marketer of diagnostic systems for the Microbiology industry. Mr. Fiedler has a Bachelor's degree in finance from Indiana University, Bloomington, IN and an MBA in finance from DePaul University in Chicago, IL.

        Anne Bailey, 58, joined us as Vice President, Diagnostics and Reagents and General Manager of NaPro Genomics Division in November of 2003. Prior to joining us, from 1998 to 2003, Ms. Bailey was the VP of Diagnostics at Nuvelo, formerly Variagenics, a biotherapeutics developer, where she was responsible for implementing and directing the biomarker detection program focused on identifying a patient's response and toxicity to chemotherapeutic agents. Ms. Bailey has over 25 years of management experience in the diagnostics, biotechnology, life science and reference laboratory industries specializing in the development, manufacturing, quality control and assurance of products as well as the management of high throughput clinical laboratory testing facilities. Previously Ms. Bailey held executive positions at Avitech Diagnostics, Photest Diagnostics and Quest Diagnostics. She received a B. S. in biology with a minor in chemistry from Samford University and a M.S. in biochemistry from Johns Hopkins University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under Section 16(a) of the Securities Exchange Act of 1934, our directors and certain of our officers, and persons holding more than ten percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us copies of forms so filed. Based solely upon a review of copies of such forms furnished to us, Edward Erickson, George Gould, Arthur Hayes, Marc Ostro, Richard Pearle and Robert Pollack were each late in filing a Form 4 in which they reported one transaction each. No other directors or officers were late in filing any reports on Forms 3, 4 or 5.

Audit Committee

        NaPro has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Edward L. Erickson (acting chair), George Gould, Esq. and The Honorable Richard N. Perle.

Audit Committee Financial Expert

        The Board of Directors of NaPro has determined that the Audit Committee's acting chairman, Edward L. Erickson, is an "audit committee financial expert" as defined by applicable SEC rules, and is independent within the meaning of applicable SEC rules and applicable Nasdaq Stock Market listing standards.

Code of Ethics

        NaPro has adopted a code of business conduct and ethics for senior executives (including NaPro's principal executive officer, principal financial officer and controller), known as the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on NaPro's website at http://www.naprobio.com. We intend to disclose any amendments to our Code of Ethics and Business Conduct, and any waiver from a provision of the Code granted to our principal executive officer, principal financial officer or controller, on our Internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11
Executive Compensation

Summary Compensation Table

        The following table shows for the years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by our chief executive and our four most highly compensated executive officers at December 31, 2003 (the "Named Executive Officers"):

Annual Compensation
Name and Principal Position				Securities Underlying Options(#)	All Other Compensation(1)
	Year	Salary	Bonus
Leonard P. Shaykin Chairman of the Board, Chief Executive Officer	2003 2002 2001	$270,000 270,000 239,331	$417,000 — 200,000	250,000 — 375,000	$19,175 40,000 33,188
Gordon H. Link, Jr.(2) Senior Vice President, Chief Financial Officer	2003 2002 2001	247,154 208,731 179,615	250,000 28,073 125,000	110,000 — 250,000	19,175 40,000 33,188
Kai P. Larson Vice President, General Counsel	2003 2002 2001	180,000 179,154 159,615	250,000 25,000 125,000	110,000 — 200,000	17,257 40,000 33,188
Martin M. Batt(3) Vice President, Chief Information Officer	2003 2002	190,000 54,808	225,000 35,000	60,000 75,000	14,713 —
Sterling K. Ainsworth(4) Vice Chairman of the Board, President, Chief Scientific Officer	2003 2002 2001	260,000 260,000 259,423	115,000 — 100,000	50,000 — 150,000	19,175 40,000 33,188

(1)
Represents our 401(k) plan and Employee Stock Ownership Plan ("ESOP") contributions of common stock (valued at fair market value as of the date of the contribution) for each of the Named Executive Officers.

(2)
In 2003, annual compensation for Mr. Link included $37,154 of accrued vacation paid in cash in connection with a change in the Company's vacation policy. In 2002, in light of an inadvertent expiration of certain options held by Mr. Link, the Board authorized a stock award to Mr. Link of 2,955 shares, with a market value of $28,073, which represented the economic value of the expired options as of the expiration date of the options.

(3)
Mr. Batt was hired on September 1, 2002.

(4)
Dr. Ainsworth resigned as an officer of the Company and member of the Board of Directors effective January 1, 2004.

Option Grants in Last Fiscal Year

        The following table reports each grant of options to purchase common stock made during the year ended December 31, 2003 to the Named Executive Officers:

	Number of Securities Underlying Options Granted (#)(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms($)(4)
		% of Total Options Granted to Employees in Year(2)
Name			Exercise or Base Price Per Share ($/sh)	Expiration Date(3)
					5%	10%
Leonard P. Shaykin	250,000	15.14%	$1.55	9/2/2013	$631,199	$1,005,059
Gordon H. Link, Jr.	110,000	6.66%	$1.55	9/2/2013	277,727	442,226
Kai P. Larson	110,000	6.66%	$1.55	9/2/2013	277,727	442,226
Martin M. Batt	60,000	3.63%	$1.55	9/2/2013	151,488	241,214
Sterling K. Ainsworth	50,000	3.03%	$1.55	9/2/2013	126,240	201,012

(1)
Each of the options listed on this table was granted under our 1994 Long-Term Performance Incentive Plan (the "1994 Plan"). The options granted on September 2, 2003 become exercisable in percentages according to the closing price of our common stock on the Nasdaq SmallCap Market, in accordance with the following schedule. Vesting shall be determined by a comparison of the closing price of our common stock on September 2, 2003 ($1.55) (the "Base Price") compared with a rolling 20 day average of the closing price of our common stock over the period from September 2, 2003 to September 2, 2008 (the "Target Price"). When the Target Price exceeds the Base Price by 30%, then 16.67% of the shares allocated to each individual shall vest. When the Target Price exceeds the Base Price by 60%, then an additional 16.67% of the shares allocated to each individual shall vest. Similarly, an additional 16.67% of the shares shall vest when the Target Price exceeds the Base Price by 90%, 120%, 150%, and 200%. All such shares shall be fully vested, regardless of our common stock price, on September 2, 2008.

(2)
Based on the aggregate of 1,651,000 options granted to our employees, including the Named Executive Officers, in 2003, and consisting of options granted under the 1994 Plan and options granted under the 1998 Stock Incentive Plan.

(3)
Options granted under the 1994 Plan have a ten-year term and are subject to earlier termination upon death, disability or termination of employment.

(4)
The potential realizable value is calculated based on the term of the option at its time of grant (10 years) assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our future stock price performance. In addition, the potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table reports information, as to each of the Named Executive Officers, concerning the number of shares subject to both exercisable and unexercisable stock options held as of December 31, 2003. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 2003:

			Number of Securities Underlying Unexercised Options at Year End(#)		Value of Unexercised in-the-Money Options at Year End($)
	Shares Acquired on Exercise(#)
Name		Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Leonard P. Shaykin	—	—	663,768	561,232	$551,600	$492,500
Gordon H. Link, Jr.	—	—	322,513	317,487	197,000	216,700
Kai P. Larson	—	—	144,165	230,001	24,625	216,700
Martin M. Batt	—	—	—	135,000	—	118,200
Sterling K. Ainsworth	—	—	544,509	187,491	457,040	98,500

(1)
Calculated on the basis of the closing price per share of our common stock on the date of exercise on the Nasdaq SmallCap Market, less the exercise price.

Compensation of Directors

        Pursuant to the 1994 Plan, each year non-employee directors are automatically granted, on the date of our annual meeting of stockholders, non-qualified options to purchase 10,000 shares of NaPro common stock. In addition, any non-employee director who is first appointed or elected other than at an annual meeting of stockholders automatically receives non-qualified options to purchase 10,000 shares of common stock upon such appointment or election. The 1994 Plan also provides for automatic annual grants of non-qualified stock options to purchase 10,000 shares of common stock to directors who serve as chair of the Audit, Compensation, Nominating and Corporate Governance, and Research and Development Committees of the Board of Directors. The 1994 Plan also provides for an automatic grant of non-qualified stock options to purchase 7,500 shares of common stock to members of the Research and Development Committee (the "RDC") upon their initial appointment to the committee, and an automatic grant of non-qualified stock options to purchase 3,000 shares of common stock to a RDC member who continues service on the RDC after an annual meeting of stockholders. In addition, the 1994 Plan permits the discretionary grant by the Board of Directors of non-qualified options to non-employee directors under certain circumstances. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to certain vesting schedules.

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

Employment Agreements and Termination of Employment Agreements

        Effective October 1, 2001, we entered into an employment agreement (the "Shaykin Employment Agreement"), with Leonard Shaykin. In addition, effective October 1, 2001, we entered into employment agreements (collectively, the "Employment Agreements") with Gordon Link, and Kai Larson (collectively, the "Executive Officers"). The Shaykin Employment Agreement and the other

Employment Agreements are referred to together as the "Executive Agreements", and Mr. Shaykin and the Executive Officers are referred to together as the "Executives."

        The Shaykin Employment Agreement provides for an initial three year employment term that expires on October 1, 2004 and is automatically renewed on each anniversary of the date of the agreement for successive one-year terms unless either party terminates. No such notice of termination has been given by or to Mr. Shaykin.

        The Shaykin Employment Agreement provides for an initial annual base salary for Mr. Shaykin of $270,000. Under the Shaykin Employment Agreement, in the event a change of control occurs or is anticipated (including the sale of substantially all of the assets of the Company) and Mr. Shaykin's employment is terminated by the Company without cause (as defined in the Shaykin Employment Agreement) or by Mr. Shaykin for good reason (as defined in the Shaykin Employment Agreement), Mr. Shaykin is to be granted (i) a payment equal to the greater of 100% of his prior year's bonus or 75% of his base annual salary, (ii) a payment equal to 300% of his base annual salary and (iii) a payment equal to accrued, unpaid salary and bonus through the date of termination. As defined in the Shaykin Employment Agreement, "good reason" includes, along with other events, the board of directors' failure to grant, in each calendar year after a change in control occurs or is anticipated, a minimum annual bonus at least equal to the average of the three years' prior annual bonuses, if such a failure is in anticipation of or following a change in control. The sale of our paclitaxel business to Mayne Pharma, may be deemed to have been a sale of substantially all our assets. In connection with the sale, Mr. Shaykin advised the Company that he has waived any requirement that a minimum annual bonus be paid to him insofar as the sale of the paclitaxel business could be construed to constitute a change of control pursuant to the Shaykin Employment agreement.

        In addition, if Mr. Shaykin's employment is terminated by the Company without cause or by Mr. Skaykin for good reason, he would be entitled to receive, subject to certain limitations, (i) a lump sum of accrued, unpaid salary and bonus, if any, through the termination date, (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination, (iii) full vesting for all outstanding Company stock options owned by Mr. Skaykin that were granted prior to October 1, 2001, and (iv) a bonus payment in an amount equal to a percentage of his base salary, according to the terms set forth above. The forgoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended.

        Each of the Employment Agreements provides for an initial two-year employment term that expires on October 1, 2003, and is automatically renewed on each anniversary of the date of the agreement for an additional one-year term unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any additional one-year term. No such notice of termination has been given by or to any of the Executive Officers. The Employment Agreements provide for initial annual base salaries for Mr. Link and Mr. Larson of $210,000 and $180,000 respectively. Under the Employment Agreements, in the event a change of control occurs or is anticipated (including the sale of substantially all of the assets of the Company) and an Executive Officer's employment is terminated by the Company without cause or by the Executive Officer for good reason, such Executive Officer is to be granted (i) a payment equal to the greater of 100% of his prior year's bonus or 75% of his base annual salary and (ii) a payment equal to 200% of the Executive Officer's base annual salary. As defined in these agreements, "good reason" includes, along with other events, the board of directors' failure to grant, in each calendar year after a change in control occurs or is anticipated, a minimum annual bonus at least equal to the average of the three years' prior annual bonuses, if such a failure is in anticipation of or following a change in control. The sale of our paclitaxel business to Mayne Pharma, may be deemed to have been a sale of substantially all of our assets. In connection with the sale, each of the Executive Officers advised the Company that he has waived any requirement that a minimum annual bonus be paid him insofar as the sale of the paclitaxel business could be construed to constitute a change of control pursuant to his Employment Agreement.

        In addition, if the Executive Officer's employment is terminated by the Company without cause or by the Executive Officer for good reason, each Executive Officer would be entitled to receive, subject to certain limitations, (i) a lump sum of accrued, unpaid salary and bonus, if any, through the termination date, (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination, (iii) full vesting for all outstanding Company stock options owned by the Executive Officer that were granted prior to October 1, 2001, and (iv) a bonus payment in an amount equal to a percentage of the individual Executive Officer's base salary, according to the terms set forth above for each named individual. The forgoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended.

        Under the Employment Agreements and the Shaykin Employment Agreement, Executives may receive an annual bonus in such amount, if any, as the Compensation Committee (or if the Board has no Compensation Committee at the time, then the Board), in its discretion, may award to Executives, based upon the Executive's and the Company's performance during each year of the Employment Period.

        The Executive Agreements also contain provisions (i) prohibiting disclosure of confidential information, (ii) granting to the Company rights to intellectual property developed by the Executives that relate to its business or are developed in the course of employment with NaPro, and (iii) prohibiting competition with NaPro under certain circumstances during and for five-years after the Executive's employment.

        Effective January 1, 2004, Dr. Ainsworth and the Company entered into a new employment agreement that superseded his prior employment agreement with the Company. Dr. Ainsworth's new employment agreement provides for a five year employment term, subject to one-year extensions upon mutual agreement. The agreement can be terminated by the Company after December 31, 2005 if Dr. Ainsworth has not met certain benchmarks related to the targeted oncology business by that date. Dr. Ainsworth will be paid an annual base salary of $260,000 for 2004 and 2005 and $50,000 for 2006, 2007 and 2008, for which he has agreed to be available to work for the Company in its targeted oncology business for up to 24 hours per week. The payments for 2006, 2007 and 2008 may be accelerated and paid in a lump sum on December 31, 2005 (at Dr. Ainsworth's option upon resignation from employment) if he has not met certain benchmarks by that date. In accordance with the agreement, Dr. Ainsworth received a bonus of $65,000 in January 2004. If Dr. Ainsworth resigns for good reason (as defined in his employment agreement), he will be entitled to (i) a lump sum amount equal to the total of any such bonus not yet paid and the base salary that would otherwise be payable over the remaining employment period if he had not been terminated and (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination. For as long as the agreement is in effect, the Company will also reimburse Dr. Ainsworth up to $500 per month for itemized expenses of maintaining a home office to provide services to the Company. The new employment agreement also provides for the transfer to Dr. Ainsworth of a $3.0 million key man term life insurance policy on Dr. Ainsworth's life, of which the Company was previously the beneficiary. Under this new employment agreement, Dr. Ainsworth is not entitled to any additional payments under his previous employment agreement.

Compensation Committee Interlocks and Insider Participation

        During the year ended December 31, 2003, our compensation committee consisted of Mr. Edward Erickson, The Honorable Richard M. Perle (Chair), and Dr. Robert Pollack. None of our executive officers serve as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on the board of directors or compensation committee.

Item 12
Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2003 concerning our common stock that may be issued upon the exercise of options or the purchases of restricted stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1994 Long-Term Performance Incentive Plan	5,511,816	$4.22	484,454
1993 Stock Option Plan	—	—	—

Total Approved Plans	5,511,816	$4.22	484,454
Equity compensation plans not approved by security holders:
Non-plan	16,750	$2.72	—
1998 Stock Option Plan	1,455,892	$4.44	143,971

Total Unapproved Plans	1,472,642	$4.42	143,971

Total Plans	6,984,458	$4.26	628,425

Summary of Equity Compensation Plans Not Approved by Stockholders

Non-plan Stock Options

        In January 1994, the Company granted to four outside directors 27,000 non-plan options to purchase shares of common stock which were immediately exercisable at a price of $2.40 and which expired in January 2004. As a result of option exercises, 16,000 of these options remained outstanding as of December 31, 2003. In September 1997, the Company granted to its employees 20,075 non-plan options to purchase shares of common stock which vested over two years and which expire in September 2007. As of December 31, 2003, 750 of these options remained outstanding.

The 1993 Stock Option Plan

        During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the "Plan"), to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provided for option grants designated as either nonqualified or incentive stock options. The Plan also provided for the issuance of up to 146,667 shares of common stock. The initial term of the Plan was ten years, which expired in September 2003, and the maximum option exercise period shall be no more than ten years from the date of grant. The term of options for 667 or more shares is eight years, and the term of options for fewer than 667 shares is five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan is equal to the fair market value of the Company's common stock on the date of grant.

The 1998 Stock Incentive Plan

        In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (formerly known as the "1998 Stock Option Plan") (the "1998 Plan") to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 1998 Plan provides for option grants designated as nonqualified stock options or incentive stock options. Originally, 125,000 shares were authorized for issuance under the 1998 Plan. In 1999, 2000, 2001 and 2002 the Board of Directors approved increases in the number of authorized shares. There are currently 1,925,000 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are NaPro officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, (unless granted to officers not previously employed by NaPro, as an inducement essential to such officers entering into employment contracts with the Company) or to NaPro directors. Options granted under the 1998 Plan typically vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. The exercise price for stock options issued under the 1998 Plan is equal to the fair market value of the Company's common stock on the date of grant.

Security Ownership by Certain Persons

        The following table sets forth certain information as of March 1, 2004 regarding the ownership of our common stock by (1) persons believed by us to be the beneficial owners of more than five percent of our outstanding common stock; (2) by each director and by each executive officer named in the Summary Compensation Table above; and (3) by all executive officers and directors as a group. Except where otherwise indicated, the address for each of the persons listed in the table is: NaPro BioTherapeutics, Inc., 4840 Pearl East Circle, Suite 300W, Boulder, CO 80301.

Name of Director, Officer or Beneficial Owner(1)	Number of Shares of Common Stock		Percent of Class
Leonard P. Shaykin	1,395,230	(2)	4.50%
Sterling K. Ainsworth	1,444,010	(3)	4.66%
Edward L. Erickson	50,000	(4)	*
George M. Gould	10,000	(5)	*
Arthur H. Hayes, Jr.	90,000	(6)	*
Marc J. Ostro	130,500	(7)	*
The Honorable Richard N. Perle	90,000	(8)	*
Robert E. Pollack	65,500	(9)	*
Kai P. Larson	242,815	(10)	*
Gordon H. Link, Jr.	463,376	(11)	1.50%
Martin M. Batt	73,474	(12)	*
All Directors and Executive Officers as a Group (15 persons)	4,802,254	(13)	15.50%
Mayne Pharma (USA) Inc.	2,000,000	(14)	6.46%

*
Less than 1%

(1)
Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentage of beneficial ownership is based on 30,974,121 shares of common stock outstanding as of March 1, 2004, as adjusted as required by the rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2004 are deemed outstanding for computing the percentage of the person or entity holding such securities, and for purposes of computing the percentage of each other person or entity.

(2)
Includes 715,862 shares of common stock issuable upon exercise of options granted to Mr. Shaykin under the 1994 Plan and 69,998 shares of common stock beneficially owned through our 401(k) and ESOP plans as of March 1, 2004.

(3)
Includes 548,676 shares of common stock issuable upon exercise of 1994 Plan options; 68,080 shares of common stock beneficially owned through the Company's 401(k) and ESOP plans as of March 1, 2004; and 42,550 shares of common stock gifted by Dr. Ainsworth to relatives and certain other persons, which Dr. Ainsworth may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Dr. Ainsworth disclaims beneficial ownership of the gifted shares of common stock over which Dr. Ainsworth holds powers of attorney.

(4)
Includes 50,000 shares of common stock issuable upon exercise of options granted to Mr. Erickson under the 1994 Plan.

(5)
Includes 10,000 shares of common stock issuable upon exercise of options granted to Mr. Gould under the 1994 Plan.

(6)
Includes 90,000 shares of common stock issuable upon exercise of options granted to Dr. Hayes under the 1994 Plan.

(7)
Includes 90,500 shares of common stock issuable upon exercise of options granted to Dr. Ostro under the 1994 Plan. Does not include 1,531,620 shares of common stock (4.94%) or the outstanding shares as of March 1, 2004 beneficially owned by TL Ventures. Dr. Ostro is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds, but he disclaims beneficial ownership of such shares. Dr. Ostro resigned from our Board of Directors effective March 11, 2004.

(8)
Includes 80,000 shares of common stock issuable upon exercise of options granted to Mr. Perle under the 1994 Plan.

(9)
Includes 65,500 shares of common stock issuable upon exercise of options granted to Dr. Pollack under the 1994 Plan.

(10)
Includes 180,839 shares of common stock issuable upon the exercise of options granted to Mr. Larson under the 1994 Plan and 61,976 shares beneficially owned through our 401(k) and ESOP plans as of March 1, 2004.

(11)
Includes 338,349 shares of common stock issuable upon the exercise of options granted to Mr. Link under the 1994 Plan and 70,095 shares of common stock beneficially owned through our 401(k) and ESOP plans as of March 1, 2004.

(12)
Includes 38,754 shares of common stock issuable upon the exercise of options granted to Mr. Batt under the 1994 Plan and 24,600 shares of common stock beneficially owned through our ESOP plan as of March 1, 2004.

(13)
Includes an aggregate of 2,692,493 shares of common stock issuable upon exercise of outstanding stock options held by such persons.

(14)
Information in the table as to beneficial ownership of common stock by Mayne Pharma (USA) Inc. is based upon filings on Schedule 13G made by Mayne Pharma (USA) Inc. on October 9, 2003. Mayne Pharma (USA) Inc.'s address is Mack Cali Centre II, 650 From Road, Second Floor, Paramus, NJ 07652.

Item 13
Certain Relationships and Related Transactions

        Arthur H. Hayes, Jr., M.D., may provide certain consulting services to us. We are parties with MediScience Associates to a consulting agreement (the "MediScience Agreement") whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, may provide us with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. When such services are provided, we are obligated to make quarterly payments to MediScience under the MediScience Agreement in the amount of $12,500. Dr. Hayes was paid $50,000 under this agreement during 2003. Dr. Hayes is obligated to provide consulting services to us under the MediScience Agreement indefinitely, but the MediScience Agreement is terminable by us or MediScience at any time with 90 days prior written notice.

        In February 2002, we sold privately $8.0 million of our common stock issued at $9 per share and $8.0 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds (collectively, the "TL Venture Funds"). Dr. Ostro, one of our former directors, is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds. Dr. Ostro resigned from our Board of Directors effective March 11, 2004. No placement agent was involved in the transaction. The net proceeds of the transaction were $15.6 million. As part of this transaction, we recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. We maintain two registration statements with the Securities and Exchange Commission to register the resale of the common stock, common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. We may pay the debenture interest in cash or common stock at our option. The debentures automatically convert into common stock during the first two years if the average price of the common stock for 15 trading days exceeds $22 per share, and during the last three years if the average price for 30 trading days exceeds $16 per share. If we have insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock.

        See "Item 3. Legal Proceedings," for a description of ongoing litigation with TL Ventures Funds, one of our principal institutional investors.

Item 14
Principal Accountant Fees and Services

        The firm of Ernst and Young LLP ("E&Y") certified public accountants, audited our accounts and the accounts of our subsidiaries for the fiscal years ended December 31, 2003 and 2002. E&Y have been our auditors since 1998.

(1)
Audit Fees

        E&Y billed us approximately $102,000 for professional services rendered for the audit of our annual consolidated financial statements for our 2003 fiscal year and to review the financial statements included in our quarterly reports on Form 10-Q filed with respect to quarterly periods in such fiscal year as compared to approximately $111,000 for such services with respect to our 2002 fiscal year.

(2)
Audit-Related Fees

        E&Y billed us approximately $27,000 for professional services related to review our proxy in connection with our sale of the paclitaxel business and registration statements filed in 2003 as compared to approximately $66,000 for review and assistance with a registration statement filed in 2002.

(3)
Tax Fees

        E&Y billed us approximately $7,000 for tax services for fiscal 2003 and approximately $7,000 for tax services for fiscal 2002. The fees were billed for review of our tax return and consulting related to tax matters.

(4)
All Other Fees

        No fees were billed to us by E&Y with respect to fiscal 2003 other than for services described in Items 14 (1) and (3) herein. In 2002, we were billed approximately $44,000 for professional services related to a 2001 audit of Mayne Pharma's selling price adjustment relating to foreign currency fluctuations relative to the U.S. dollar.

(5)
Pre-Approval Policies and Procedures

        The engagement of E&Y to render the above audit and tax services was approved by our audit committee prior to the engagement. All work relating to the audit of our financial statements for the year ended December 31, 2003 was performed by full-time employees of E&Y. Pursuant to the Audit Committee Charter, the Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which shall be approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

Part IV
Item 15
Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

        The Financial Statement Index is on Page F-1.

Financial Statement Schedules

        All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.

Exhibits and Reports on Form 8-K

        We filed a Current Report on Form 8-K dated November 3, 2003 reporting items 7 and 9.

        We filed a Current Report on Form 8-K dated November 13, 2003 reporting items 7 and 12, and containing the November 13, 2003 press release announcing NaPro's earnings for the third quarter and nine months ended October 1, 2003.

        We filed a Current Report on Form 8-K dated December 12, 2003 reporting items 2, 5 and 7.

Exhibit Number	Description of Exhibit
2.1+	Asset Purchase Agreement dated as of August 25, 2003 between NaPro BioTherapeutics, Inc. and Faulding Pharmaceutical Co.(1)
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996(2)
3.2	Certificate of Amendment dated September 21, 1998 to the Amended and Restated Certificate of Incorporation of the Company(3)
3.3	Certificate of Amendment dated October 31, 2000 to the Amended and Restated Certificate of Incorporation of the Company(4)
3.4	Bylaws of the Company as amended through August 25, 2003*
3.5	Certificate of Designation for Convertible Preferred Stock, Series A(5)
3.6	Certificate of Designation for Series B Junior Participating Preferred Stock(6)
3.7	Certificate of Designation for Series C Senior Convertible Preferred Stock(7)
3.8	Certificate of Elimination of Convertible Preferred Stock, Series A(8)
3.9	Certificate of Elimination of Series C Senior Convertible Preferred Stock(8)
3.10	Certificate of Increase of Series B Junior Participating Preferred Stock(8)
3.11	Certificate of Amendment dated March 3, 2003 to the Amended and Restated Certificate of Incorporation of the Company(9)
4.1	Common Stock Certificate(10)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(11)
4.3	Form of 4% Convertible Subordinated Debenture due 2007(12)

4.4	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1—3.11
10.1**	Company's 1993 Stock Option Plan(10)
10.2**	Amendment dated December 11, 2000 to the Company's 1993 Stock Option Plan(13)
10.3**	Company's Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002*
10.4	Company's Amended and Restated 1998 Stock Incentive Plan as amended through October 15, 2002*
10.5**	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(14)
10.6**	Employment Agreement effective January 1, 2004 between the Company and Sterling Ainsworth*
10.7**	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(14)
10.8**	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(14)
10.9**	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(14)
10.10**	Amended and Restated Employment Agreement effective May 22, 2003 between the Company and James D. McChesney*
10.11**	Employment Agreement effective October 1, 2001 between the Company and Brenda Fielding(14)
10.12	License Agreement dated November 21, 2000 by and between the Company and The University of Delaware and Thomas Jefferson University(13)
10.13+	Release and License Agreement dated November 28, 2001 by and between Bristol-Meyers Squibb Co. and the Company(14)
10.14	Form of Subscription Agreement including Registration Rights(13)
10.15	Securities Purchase Agreement dated February 13, 2002 between TL Ventures V L.P., TL Ventures V Interfund L.P. and the Company(12)
10.16	Registration Rights Agreement dated February 13, 2002 between TL Ventures V L.P., TL Ventures V Interfund L.P. and the Company(12)
10.17	Agreement dated November 7, 2001 between R. J. Reynolds Tobacco Company and the Company(14)
10.18	Agreement dated December 31, 2002 between Pangene Corporation and the Company(15)
10.19	Form of Voting Agreement to be entered into between each of Leonard P. Shaykin and Sterling K. Ainsworth, on the one hand, and Faulding Pharmaceutical Co., on the other hand(16)

10.20
Form of Director and Officer Indemnification Agreement signed by the Company and each of Sterling Ainsworth, Martin M. Batt, Gilbert W. Carnathan, Edward L. Erickson, Brenda Fielding, George Gould, Esq, Arthur Hull Hayes, Jr., M.D., Kai Larson, Hope Liebke, Gordon H. Link, Jr., Brian McCudden, Patricia A. Pilia, Ph.D., The Honorable Richard N. Perle, Marc J. Ostro, Ph.D., Robert E. Pollack, Ph.D., Leonard P. Shaykin and Jeff White on the dates set forth on the Schedule previously filed and incorporated herein by reference, which Schedule is amended to include the Director and Officer Indemnification Agreement signed by Stephen Carter on March 7, 2004(9)
10.21
Form of waiver agreement signed by Patricia A. Pilia, Gordon Link and Kai P. Larson on September 10, 2003, by Sterling K. Ainsworth on September 11, 2003 and by Leonard P. Shaykin on September 12, 2003 (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)*
21.1	List of Subsidiaries(14)
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

*
Filed herewith

**
A management compensation plan

#
This certification shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference

+
Portions have been omitted pursuant to a request for confidential treatment

(1)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission dated August 26, 2003 (File No. 0-24320)

(2)
Incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1996 (File No. 0-24320)

(3)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24320)

(4)
Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 0-24320)

(5)
Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 20, 1995 (File No. 0-24320)

(6)
Incorporated herein by reference to the Company's Registration Statement on Form 8-A12G/A dated November 25, 1996 (File No. 0-24320)

(7)
Incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on December 16, 1997 (File No. 333-42419)

(8)
Incorporated herein by reference to the Company's Registration Statement on Form S-3/A filed on August 26, 2003 (File No. 333-107817)

(9)
Incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002, filed on August 8, 2003 (File No. 0-24320)

(10)
Incorporated herein by reference to the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016)

(11)
Incorporated herein by reference to the Registration Statement on Form 8-A12G/A of the Company, filed with the Commission on October 23, 2001 (File No. 0-24320)

(12)
Incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 13, 2002 (File No. 0-24320)

(13)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24320)

(14)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

(15)
Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-24320)

(16)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission dated August 25, 2003 (File No. 0-24320)

Signatures

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPRO BIOTHERAPEUTICS, INC.
By: /s/ LEONARD P. SHAYKIN Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer	March 11, 2004

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LEONARD P. SHAYKIN Leonard P. Shaykin	Chairman of the Board of Directors, Chief Executive Officer	March 11, 2004
/s/ PATRICIA A. PILIA Patricia A. Pilia, Ph.D.	Executive Vice President, Director	March 11, 2004
/s/ GORDON LINK Gordon Link	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 11, 2004
/s/ BRUCE W. FIEDLER Bruce W. Fiedler	Controller (Principal Accounting Officer)	March 11, 2004
/s/ STEPHEN K. CARTER Stephen K. Carter, M.D.	Director	March 11, 2004
/s/ EDWARD L. ERICKSON Edward L. Erickson	Director	March 11, 2004
/s/ GEORGE M. GOULD George M. Gould	Director	March 11, 2004
/s/ ARTHUR H. HAYES, JR. Arthur H. Hayes, Jr., M.D.	Director	March 11, 2004
/s/ RICHARD N. PERLE The Honorable Richard N. Perle	Director	March 11, 2004
/s/ ROBERT E. POLLACK Robert E. Pollack, Ph.D.	Director	March 11, 2004

NaPro BioTherapeutics, Inc. and Subsidiaries

Financial Statements

Index to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders
NaPro BioTherapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NaPro BioTherapeutics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Denver, Colorado
February 27, 2004

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$40,785	$6,762
Short-term investments	9,997	—
Accounts receivable	1,495	—
Prepaid expense and other current assets	596	1,003
Assets held for sale	205	33,463

Total current assets	53,078	41,228
Property, plant and equipment, net	1,156	2,042
Other assets	3,532	2,058

Total assets	$57,766	$45,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,207	$5,234
Accrued payroll and payroll taxes	2,607	1,147
Notes payable—current portion	81	102
Deferred income	130	1,150

Total current liabilities	6,025	7,633
Notes payable—long term	41	19,861
Deferred income—long term	—	5,887
Convertible debentures—related party	5,702	5,151
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 64,000,000 shares authorized; 30,953,952 and 29,964,292 shares issued in 2003 and 2002, respectively	232	225
Additional paid-in capital	111,497	110,430
Accumulated deficit	(65,550)	(103,678)
Treasury stock, 54,306 shares at cost	(181)	(181)

Total stockholders' equity	45,998	6,796

Total liabilities and stockholders' equity	$57,766	$45,328

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Operating expenses:
Research and development	$9,890	$10,192	$8,507
General and administrative	11,256	9,519	7,178

Operating loss	21,146	19,711	15,685

Other income (expense):
Interest income	110	267	793
Interest expense	(878)	(723)	(32)

Net loss from continuing operations	(21,914)	(20,167)	(14,924)
Discontinued operations:
Income (loss) from discontinued operations (including gain on sale of the paclitaxel business of $54,553 in 2003)	60,686	11,502	(10,844)
Provision for federal income tax	(644)	—	—

Net income (loss)	$38,128	$(8,665)	$(25,768)

Basic and diluted loss per share from continuing operations	$(0.71)	$(0.68)	$(0.54)

Basic income (loss) per share from discontinued operations	$1.95	$0.39	$(0.39)

Diluted income (loss) per share from discontinued operations	$1.94	$0.37	$(0.39)

Basic income (loss) per share	$1.24	$(0.29)	$(0.93)

Diluted income (loss) per share	$1.23	$(0.29)	$(0.93)

Basic weighted average shares outstanding	30,801	29,606	27,585

Diluted weighted average shares outstanding relating to discontinued operations	30,955	31,268	27,585

Diluted weighted average shares outstanding	30,955	29,606	27,585

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Nonvoting Common Stock	Common Stock	Number of Common Shares Issued	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2000	$3	$201	26,758,144	$88,970	$(69,245)	$(1,342)	$18,587
Contribution of 151,579 shares of common stock from treasury at $9.50 per share to retirement plans	—	—	—	939	—	501	1,440
Issuance of common stock upon completion of milestone	—	7	888,889	4,993	—	—	5,000
Issuance of stock options in exchange for consulting services	—	—	—	531	—	—	531
Issuance of common stock for compensation	—	—	4,636	29	—	—	29
Exercise of stock options and warrants	—	4	659,526	1,314	—	—	1,318
Conversion of non-voting common stock to common stock	(3)	3	395,000	—	—	—	—
Net loss	—	—	—	—	(25,768)	—	(25,768)

Balance at December 31, 2001	—	215	28,706,195	96,776	(95,013)	(841)	1,137
Contribution of 200,000 shares of common stock from treasury at $9.50 per share to retirement plans	—	—	—	1,240	—	660	1,900
Issuance of common stock for in-licensing of genomics technology	—	2	200,000	961	—	—	963
Issuance of stock options in exchange for consulting services	—	—	—	93	—	—	93
Issuance of common stock for compensation	—	—	19,587	164	—	—	164
Issuance of common stock for payment of interest expense	—	—	47,973	148	—	—	148
Exercise of stock options and warrants	—	1	101,648	216	—	—	217
Issuance of common stock in connection with private placement, net of issuance costs	—	7	888,889	7,775	—	—	7,782
Discount on convertible debentures issued in connection with private placement	—	—	—	3,057	—	—	3,057
Net loss	—	—	—	—	(8,665)	—	(8,665)

Balance at December 31, 2002	—	225	29,964,292	110,430	(103,678)	(181)	6,796
Contribution of 750,000 shares of common stock at $0.58 per share to ESOP	—	6	750,000	429	—		435
Issuance of common stock for in-licensing of genomics technology	—	1	100,000	187	—	—	188
Issuance of common stock for payment of services	—	—	45,046	45	—	—	45
Issuance of stock options in exchange for consulting services	—	—	—	77	—	—	77
Issuance of common stock for compensation	—	—	90,189	87	—	—	87
Modification of employee stock option terms	—	—	—	55	—	—	55
Tax provision relating to utilization of net operating losses created by stock option exercises	—	—	—	183	—	—	183
Exercise of stock options and warrants	—	—	4,425	4	—	—	4
Net income	—	—	—	—	38,128	—	38,128

Balance at December 31, 2003	$—	$232	30,953,952	$111,497	$(65,550)	$(181)	$45,998

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$38,128	$(8,665)	$(25,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,840	2,267	1,559
Accretion of debt issue cost	163	82	40
Amortization of debt discount	509	386	—
Accretion of license fee income	(1,027)	(902)	(1,092)
In-process research and development expensed in connection with acquired assets of Pangene	—	151	—
License fees paid with common stock	16	718	1,014
Retirement contributions paid with common stock	435	1,900	1,440
Compensation paid with common stock and options	264	257	560
Interest expense paid with common stock	—	148	—
Biomass development cost	—	—	453
Gain on sale of the paclitaxel business	(54,553)	—	—
Asset writedowns associated with discontinued operations	—	—	1,966
Changes in operating assets and liabilities:
Accounts receivable	5,625	(5,565)	(2,332)
Inventory	5,901	(2,755)	(819)
Prepaid expense and other assets	382	519	(922)
Accounts payable and accrued liabilities	90	(1,139)	3,142
Accrued payroll and payroll taxes	1,461	(326)	518
Deferred income	100	—	9,000

Net cash provided by (used in) operating activities	334	(12,924)	(11,241)
Investing activities:
Additions to plant and equipment	(1,602)	(4,760)	(8,817)
Proceeds from the sale of the paclitaxel business	66,143	—	—
Purchases of short-term investments	(9,997)	—	—
Investment in ChromaDex	(468)	—	—
Acquisition of assets from Pangene Corporation	(400)	(1,300)	—

Net cash provided by (used in) investing activities	53,676	(6,060)	(8,817)
Financing activities:
Proceeds from convertible debentures, net of issuance cost	—	7,736	—
Proceeds from notes payable	487	352	5,334
Payments of notes payable	(20,478)	(485)	(432)
Proceeds from sale of common stock and the exercise of common stock options and warrants, net of issuance cost	4	7,999	6,318

Net cash (used in) provided by financing activities	(19,987)	15,602	11,220

Net increase (decrease) in cash and cash equivalents	34,023	(3,382)	(8,838)
Cash and cash equivalents at beginning of year	6,762	10,144	18,982

Cash and cash equivalents at end of year	$40,785	$6,762	$10,144

Supplemental schedule of non-cash investing and financing activities:
Plantation cost harvested to inventory	$719	$2,399	$1,022
Issuance of common stock to prepay license fee	172	105	—
Transfer of fixed assets for investment in ChromaDex	946	—	—
Insurance claim for damaged inventory	—	100	—
Non-cash exercise of warrants	—	—	145

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Description of Business

        NaPro BioTherapeutics, Inc. (referred to herein as "NaPro" or "Company") together with its subsidiaries is a pharmaceutical company focused on the development of novel, anti-cancer agents, and the development of novel genomic technologies, primarily in the area of gene editing, for applications in human therapeutics and diagnostics. On December 12, 2003, NaPro sold its paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a/Faulding Pharmaceutical Co.) ("Mayne Pharma"), a subsidiary of Mayne Group Limited, for $71.7 million in cash, minus an inventory adjustment of $4.6 million (see Note 2). Except for the sale of the paclitaxel business, the Company has incurred net losses since inception and may incur additional losses for the foreseeable future. Nearly all of NaPro's product sales have been from the paclitaxel business. NaPro is a Delaware corporation, which was incorporated in 1991.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents includes all highly liquid investments with maturities of 90 days or less when purchased.

Financial Instruments

        Cash and cash equivalents, accounts receivable, accounts payable and notes are carried at cost, which approximates fair value. The convertible debentures are carried at cost, which approximates fair market value, as NaPro recorded a discount attributable to the conversion feature (see Note 5).

Accounts Receivable and Provision for Doubtful Accounts

        The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances when the Company is aware of a specific customer's inability to meet its financial obligations, NaPro records a specific reserve for bad debts against amounts due. For all other instances, the Company reviews the historical collections experience for its customers in determining if a provision for doubtful accounts is deemed necessary. As the Company's receivables primarily related to amounts due from its strategic partners and the collection of amounts due have historically been timely (see Note 13), the Company had not recorded a provision for doubtful accounts. As a result of the sale of the paclitaxel business, the Company expects there will be a significant reduction in accounts receivable for the foreseeable future.

Short-term Investments

        The Company has marketable debt securities which are available for sale and carried at cost which approximates market value due to the short life of the securities. Interest income is recognized when earned.

Long-Lived Assets

        Long-lived assets consist primarily of property, plant and equipment, and inventory. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, the recoverability of the carrying value of long-lived assets to be held and used is evaluated based upon changes in the business environment or other facts and circumstances that suggest they may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, the Company reduces the carrying amount to the estimated fair value.

Depreciation and Amortization

        Depreciation of lab equipment and furniture and fixtures is computed using the straight-line method over estimated useful lives ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the improvement's estimated useful life or remaining lease term. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

Intangible Assets

        Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from five to fifteen years. The Company annually evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

Stock Options

        NaPro accounts for its stock options to employees and directors in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB No. 25, compensation expense is recorded over the vesting period only if the fair value of the underlying stock exceeds the exercise price. Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. NaPro estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate ranges of 1.98% to 3.35%, 2.51% to 5.07% and 3.75% to 5.10%; no expected dividend; volatility factor of 1.187 to 1.228, 1.090 to 1.167 and 0.974 to 0.984, and an estimated expected life range of three to six years.

        For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options' vesting period. NaPro's pro forma information is as follows (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss) as reported	$38,128	$(8,665)	$(25,768)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(3,880)	(4,238)	(2,829)

Pro forma net income (loss)	$34,248	$(12,903)	$(28,597)

Basic income (loss) per share—as reported	$1.24	$(0.29)	$(0.93)

Diluted income (loss) per share—as reported	$1.23	$(0.29)	$(0.93)

Pro forma basic income (loss) per share	$1.11	$(0.44)	$(1.04)

Pro forma diluted income (loss) per share	$1.11	$(0.44)	$(1.04)

        NaPro accounts for options issued to consultants using the provisions of SFAS 123. Expense recognized in 2003, 2002 and 2001 was $77,000, $93,000 and $531,000, respectively.

Revenue Recognition

        With the sale of the paclitaxel business, the Company does not anticipate having any significant product sales or license fee income for the foreseeable future.

        Product sales:    NaPro recognizes revenue from product sales at the time of shipment, as the title passes to the customer, and the customer assumes the risks and rewards of ownership. Payments received in advance against future sales are recorded as deferred revenue until earned.

        License fees:    Prior to 2002, NaPro capitalized license fees and amortized them to income over the estimated economic life of the license. During the second quarter of 2002, the Company revised the period during which it amortizes deferred revenue from license fees, due to the potential decline in the price of paclitaxel in the European market. Since the second quarter of 2002, the amortization period consists of amortizing 80% of fees to income over the first five years of the license, and the remaining 20% of the fees to income over the remaining period of the license. The effect of this change in estimate was not material to the consolidated financial statements.

        Deferred license fee income totaling $6.0 million was recognized and included as part of the gain from the sale of the paclitaxel business.

        The Company recognizes income from development milestones when the milestone is achieved and the Company has no future obligation to perform additional work associated with the given milestone.

Domestic and Foreign Sales, Operations and Significant Customers

        All sales relate to discontinued operations, see Note 2.

        Domestic and foreign financial information is as follows (in thousands):

	Year	United States	Canada		Eliminations			Total
Net sales to affiliated and unaffiliated customers	2003 2002 2001	$25,580 34,193 15,711	$	— — —	$	— — —		$25,580 34,193 15,711
Total identifiable assets December 31,	2003 2002	58,922 48,394		4,811 2,893		(5,967 (5,959	) )	57,766 45,328

        Historically, the Company was dependent on sales to its strategic partners, Abbott Laboratories, Mayne Pharma, and Tzamal Pharma. NaPro did not require collateral to secure accounts receivable. Sales to these partners as a percent of total sales were as follows:

	2003	2002	2001
Abbott	48%	73%	39%
Mayne Pharma	51%	21%	48%
Tzamal	—	6%	12%

        Export sales were as follows (in thousands):

Sales	2003	2002	2001
Australia	$13,073	$7,330	$7,576
Other Foreign	—	1,881	1,954

Total Foreign	13,073	9,211	9,530
United States	12,507	24,982	6,181

Total Sales	$25,580	$34,193	$15,711

Research and Development

        Research and development costs are expensed as they are incurred.

Patent Cost

        All costs incurred in prosecuting and enforcing patents are expensed.

Net Income (Loss) Per Share

        Basic earnings per share is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that have an antidilutive effect are excluded from diluted earnings per share. Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from stock options, warrants and convertible securities have been excluded from the computation of diluted earnings per share for net losses in 2002 and 2001 as their effect is antidilutive. The following is a reconciliation of the shares (denominator) of the basic and diluted per share computations:

	2003	2002	2001
Basic weighted average common shares outstanding	30,801	29,606	27,585
Effect of dilutive securities:
Employee stock options	154	1,647	—
Warrants	—	15	—

Diluted weighted average common shares outstanding for 2003 and for income from discontinued operations in 2002	30,955	31,268	27,585

        Securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share because to do so would be antidilutive, amounted to 7,363,619, 6,181,800 and 5,154,714 at December 31, 2003, 2002 and 2001, respectively. For 2003 and 2001, the same number of potentially dilutive securities were excluded for computation of diluted earnings per share from discontinued operations. Potentially dilutive securities excluded for computation of diluted earnings per share from discontinued operations in 2002 amounted to 4,519,979.

Use of Estimates

        In preparing financial statements in conformity with generally accepted accounting principles the Company uses estimates and assumptions. Actual results could vary from these estimates.

Recent Accounting Pronouncements

        In December 2002, the FASB issued Statement of Financial Accounting Standards No.148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123 to provide three alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of SFAS 123. Transition to SFAS 123 is not required by SFAS 148. The Company has elected to use the intrinsic value method of accounting for stock compensation for options granted to employees and directors in accordance with APB 25.

        SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28 ("APB 28"), Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under Note 7, Common Stock Warrants and Options.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 and the

Company recognized such costs in connection with involuntary terminations and the termination of a lease.

Reclassifications

        Certain data in the prior years consolidated financial statements has been reclassified to conform to the current year presentation.

Note 2. Discontinued Operations

Sale of Paclitaxel Business

        On December 12, 2003, the Company sold its worldwide generic injectable paclitaxel business to Mayne Pharma for $71.7 million in cash minus an inventory adjustment of $4.6 million to reflect the Company's actual inventory as of the closing. The sale resulted in a gain of $54.6 million before taxes (net of $183,000 tax provision relating to utilization of net operating losses created by stock option exercises), and $54.1 million after taxes. The paclitaxel business has been reported as a discontinued operation in the current year, and results from prior years have been reclassified to reflect this on a comparative basis. Summary results of the paclitaxel business's operations were (in thousands):

	2003	2002	2001
Product sales	$25,532	$34,193	$15,711

Net income (loss)	$6,442	$11,502	$(10,844)

        As part of the sale, Mayne Pharma assumed certain future obligations associated with the paclitaxel business. Proceeds from the sale will be used to fund the development and commercialization of products based on NaPro's proprietary oncology and gene editing platforms and for general corporate purposes. In addition, approximately $21.9 million of the proceeds of the purchase price was paid to Abbott Laboratories ("Abbott") to retire all outstanding debt, interest and payables the Company owed to Abbott. The assets sold to Mayne Pharma included paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. The Company retained all of its intellectual property not used in connection with the business sold. The Company also retained certain liabilities related to its ongoing business, including those relating to its employees and stockholders, its retained contracts, license agreements unrelated to the paclitaxel business and certain leases and purchase orders. In addition, the Company retained other liabilities related to its manufacturing and sale of paclitaxel which arose prior to the closing of the asset sale. Upon the closing of the asset sale, the Company exited the generic paclitaxel business, the development agreements with Abbott and Mayne Pharma affiliates were terminated and the Company transferred its other generic paclitaxel marketing agreements to Mayne Pharma.

        Assets held for sale, at December 31, 2002, which relate to the discontinued operations of the paclitaxel business were as follows (in thousands):

Accounts receivable	$9,340
Inventory	13,152
Property, plant and equipment, net	10,971

Assets held for sale	$33,463

        In a related transaction, Mayne Pharma and Abbott entered into a separate purchase agreement pursuant to which Abbott sold to Mayne Pharma, among other things, certain assets and rights, and Mayne Pharma assumed from Abbott certain liabilities, associated with a development, license and supply agreement between the Company and Abbott. In addition, Abbott sold its holdings of 2,000,000 shares of our common stock to Mayne Pharma. These sales by Abbott to Mayne Pharma were consummated on September 30, 2003.

        The Company vested certain of its paclitaxel manufacturing employees in a previously awarded retention bonus consisting of restricted stock grants, totaling 60,689 shares of the Company's common stock, valued at $68,000 plus related taxes of $22,000 paid by the Company.

        In connection with the sale of the paclitaxel business, NaPro's Board of Directors granted a total of 1,250,000 stock options to officers of the Company and certain consultants under the 1994 Stock Option Plan at an exercise price of $1.55 per share. Consultants received a total of 90,000 of these stock options. The options vest no later than September 2, 2008. The options may vest earlier if the Company's closing stock price, on a rolling 20-day average, exceeds $1.55. If the rolling 20-day average closing stock price exceeds $1.55 by 30%, then 16.67% of the options vest. Likewise, if the 20-day rolling average closing stock price exceeds $1.55 by 60%, 90%, 120% and 200%, then in each case an additional 16.67% of the options vest. The Company accounted for this transaction in accordance with APB 25 for employees and in accordance with SFAS 123 for consultants. (see Note 7).

        In 2001, the Company recorded a $1.0 million writedown of paclitaxel related production equipment in the Boulder extraction facility related to operations that were transferred to a lower cost third party vendor. The Company also expensed $900,000 related to preliminary engineering and design cost of a paclitaxel production facility that was cancelled. This has been included in the loss from discontinued operations in 2001.

        In September 2003, in connection with the termination of a lease for one of the Company's facilities, the Company sold and disposed of paclitaxel related plant and equipment with a net book value of $1.2 million. The Company realized proceeds from the sale of certain of these assets of $168,000. This has been included in the loss from discontinued operations in 2003.

Gene Isolation and Service Business

        In December 2003, the Company made a decision to sell its gene isolation and service business, which was acquired in December 2002 as part of the acquisition of patents and intellectual property from Pangene Corporation (see Note 12), and has been accounted for as a discontinued operation. Net operating loss related to this business totaled $492,000 during 2003 and is included in discontinued operations.

        Assets held for sale, at December 31, 2003, which relate to the discontinued operations of the gene isolation business were as follows (in thousands):

Property, plant and equipment, net	$122
Other assets	83

Assets held for sale	$205

Note 3. Property, Plant and Equipment

        In connection with the sale of the paclitaxel business, property, plant and equipment with a net book value at December 12, 2003 of $7.8 million was sold to Mayne Pharma (see Note 2). Land, valued at $718,000, had been purchased and held for future expansion of our paclitaxel manufacturing facilities. With the sale of that business land has been reclassified to other assets in 2003 and 2002.

        Property and equipment consists of the following as of December 31, (in thousands):

	2003	2002
Furniture, fixtures and office equipment	$528	$691
Laboratory equipment	754	2,366
Leasehold improvements	38	154
Construction in progress	391	4

	1,711	3,215
Less accumulated depreciation and amortization	(555)	(1,173)

Property, plant and equipment, net	$1,156	$2,042

Note 4. Notes Payable

        Notes payable consists of the following as of December 31 (in thousands):

	2003	2002
Note payable, due in May 2004, interest at 6.5%, interest payable quarterly, net of unamortized issuance costs of $159,000 at December 31, 2002	$—	$19,841
Other	122	122

	122	19,963
Less current portion	81	102

Notes payable—long term	$41	$19,861

        The Company repaid the $20.0 million note payable to Abbott with proceeds from the sale of the paclitaxel business on December 12, 2003. Notes payable have the following minimum future payments (in thousands):

2004	$81
2005	41

Total	$122

        For the years ended December 31, 2003, 2002, and 2001, interest paid in cash was $1,576,000, $1,651,000, and $1,051,000, respectively.

Note 5. Convertible Debentures

        In February 2002, the Company sold privately $8.0 million principal of five-year 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. The net proceeds were $7.8 million. As part of this transaction, NaPro recorded a discount attributable to the fair value of the conversion feature of the convertible debentures in the amount of $3.1 million, which is being amortized over the term of the debentures. During the first quarter of 2002, the Company filed a registration statement with the Securities and Exchange Commission to register the common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures under the Securities Act of 1933. In July 2002, the registration statement was declared effective by the SEC. The Company may pay the debenture interest in cash or common stock at its option. In 2002, the Company paid the interest in stock. In 2003, the Company paid the interest in cash. The debentures automatically convert into common stock if the average price for 30 trading days exceeds $16. If NaPro has insufficient funds to repay the debentures in full at maturity or upon acceleration, the holders of the debentures may elect to convert the outstanding principal balance and any unpaid accrued interest on the debentures into shares of common stock at a conversion price equal to the then current 20 day average trading price of the common stock.

        TL Ventures Funds advised the Company that it believes that the completion of the sale of the paclitaxel business to Mayne Pharma will entitle it to have its $8.0 million of Company subordinated debentures redeemed. The Company disputed this position and engaged in discussions with TL Ventures Funds regarding this matter. On September 8, 2003, TL Ventures Funds reasserted its position and informed NaPro that, if NaPro could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, NaPro filed a complaint in Boulder County, Colorado in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. NaPro served TL Ventures with the complaint on October 1, 2003. In the complaint, NaPro seeks a declaratory judgment from the court that the asset sale to Mayne Pharma will not permit TL Ventures to have its subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit in a case captioned TL Ventures V L.P. and TL Ventures V Interfund L.P. v. NaPro BioTherapeutics, Inc., Case No. 110-N, Delaware Court of Chancery, alleging that TL Ventures is entitled to redeem its 4% convertible subordinated debentures. One of the Company's former directors, Marc Ostro, is also a general partner in certain TL Ventures Funds. Effective March 11, 2004, Dr. Ostro resigned from NaPro's Board of Directors.

Note 6. Stockholders' Equity

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

        During 2003, the Company issued 76,725 shares of common stock to the University of Delaware, 11,400 shares of common stock to Thomas Jefferson University and 11,875 shares of common stock to The Samuel Robert Noble Foundation, Inc., all in connection with a 20-year gene editing technology license. The shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. The license requires the Company to provide for research and patent funding commitments and payments in common stock. To date, NaPro has issued 301,200 shares of common stock under the license agreement to the University of Delaware, 51,300 shares to Thomas Jefferson University and 47,500 shares to The Samuel Roberts Noble Foundation, Inc., each of which has an ownership interest in the licensed intellectual property. Assuming NaPro does not cancel the license, NaPro will issue an additional 800,000 shares in 100,000 share-per-year increments on the license anniversaries and/or in 200,000 share increments upon the achievement of certain milestone events. NaPro may, at its option, accelerate the issuance dates. The license can be terminated at NaPro's option. If terminated, no further shares would be issued.

        In October 2003, NaPro issued 45,046 restricted shares, valued at $45,000, to a vendor for services provided. As an issuance to a sophisticated investor not involving any public offering, this sale was exempt from registration under Section 4(2) of the Securities Act.

Authorized Shares

        During the Annual Meeting of Stockholders in July 2002, the stockholders approved amendments to the Company's Amended and Restated Certificate of Incorporation, which increased the total number of authorized shares from 45.0 million to 66.0 million, which included 2.0 million shares of preferred stock, as well as removing references to non-voting common stock from the Certificate of Incorporation. All of the Company's previously issued non-voting common stock was converted into common stock during 2001.

        In August 2003, the Company filed an effective shelf registration statement, with the SEC, covering the issuance of up to 6.5 million shares of its common stock and 1.0 million shares of its preferred stock. This registration statement is intended to give NaPro the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable. NaPro may sell the stock covered by this registration statement in one or more transactions at prices and in a manner it determines from time to time.

        On February 12, 2004, the Company filed an effective registration statement with the Securities and Exchange Commission covering the issuance of up to 500,000 shares of NaPro common stock upon the conversion of the 4% convertible subordinated debentures and in the event the Company elects to pay interest on the convertible subordinated debentures in shares of NaPro common stock, in lieu of cash (see Note 5).

Stock Options and Warrants

        The Company reserved 6,984,458 unissued, authorized shares of common stock as of December 31, 2003 for future issuance of common stock options and warrants.

Note 7. Common Stock Options and Warrants

        The following summarizes warrant activity:

	Warrants	Exercise Price	Expiration Dates
Outstanding at December 31, 20001	457,034	$1.50 – $8.75	2001 – 2003
Exercised	(327,700)	1.50 – 1.88	2001 – 2003

Outstanding at December 31, 2001	129,334	1.88 – 8.75	2002 – 2003
Expirations	(13,334)	1.88	2002
Exercised	(5,000)	1.88	2003

Outstanding at December 31, 2002	111,000	1.88 – 8.75	2003
Expirations	(111,000)	1.88 – 8.75	2003

Outstanding at December 31, 2003	—	$—

        In 2001, there was a cashless exercise of 112,375 warrants resulting in the issuance of 96,913 shares.

Non-plan Stock Options

        In January 1994, the Company granted to four outside directors 27,000 non-plan options to purchase shares of common stock which were immediately exercisable at a price of $2.40 and which expired in January 2004. As a result of option exercises, 16,000 of these options remained outstanding as of December 31, 2003. In September 1997, The Company granted to its employees 20,075 non-plan options to purchase shares of common stock which vested over two years and which expire in September 2007. As of December 31, 2003, 750 of these options remained outstanding.

The 1993 Stock Option Plan

        During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the "Plan"), to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provided for option grants designated as either nonqualified or incentive stock options. The Plan provided for the issuance of up to 146,667 shares of common stock. The term of the Plan was ten years, which expired in September 2003, and the maximum option exercise period was no more than ten years from the date of grant. The term of options for 667 or more shares was eight years, and the term of options for fewer than 667 shares was five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan was equal to the fair market value of the Company's common stock on the date of grant.

1994 Long-Term Performance Incentive Plan

        The Company has a 1994 Long-Term Performance Incentive Plan (the "1994 Plan") which was approved by stockholders in July 1994. The 1994 Plan initially authorized 375,000 shares for issuance. Stockholders subsequently approved increases in the number of authorized shares. There are currently 6,600,000 shares authorized for issuance under the 1994 Plan. The 1994 Plan provides for granting to employees and other key individuals who perform services for the Company the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1994 Plan. In addition, each person who is not an employee and (i) who is elected or re-elected as a director by the stockholders at any annual meeting of stockholders, (ii) who continues as a director following an annual meeting of stockholders at which such director is not subject to re-election or

(iii) is appointed as a director in accordance with Company bylaws following an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a non-qualified option to purchase 10,000 shares of common stock. The 1994 Plan also provides for annual automatic grants of options to purchase 10,000 shares to the chairs of the Board of Directors' Audit, Compensation, Nominating and Corporate Governance Committee, and Research and Development committees. The 1994 Plan provides for an automatic grant of non-qualified stock options to purchase 7,500 shares of common stock to members of the Research and Development committee upon their initial appointment to the committee, and an automatic grant of non-qualified stock options to purchase 3,000 shares of common stock to a Research and Development committee member who continues to serve on the committee after an annual meeting of stockholders.

The 1998 Stock Incentive Plan

        In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (formerly known as the "1998 Stock Option Plan") (the "1998 Plan") to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 1998 Plan provides for option grants designated as nonqualified stock options or incentive stock options. Originally, 125,000 shares were authorized for issuance under the 1998 Plan. In 1999, 2000, 2001 and 2002 the Board of Directors approved increases in the number of authorized shares. There are currently 1,925,000 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are NaPro officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, (unless granted to officers not previously employed by NaPro, as an inducement essential to such officers entering into employment contracts with the Company) or to NaPro directors. Options granted under the 1998 Plan typically vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. The exercise price for stock options issued under the 1998 Plan is equal to the fair market value of the Company's common stock on the date of grant.

        The following summarizes stock option activity and balances:

	Non Plan	93 Plan	94 Plan	98 Plan	Total
Authorized	212,235	146,667	6,600,000	1,925,000	8,883,902
Less:
Exercised	195,085	133,232	428,774	102,344	859,435
Expired	—	13,435	—	—	13,435
Stock grants	400	—	174,956	222,793	398,149
Issued and unexercised	16,750	—	5,511,816	1,455,892	6,984,458

Available to be issued	—	—	484,454	143,971	628,425

	Stock Options	Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,553,735	$0.75 – $10.13	$3.35
Granted	1,876,050	2.25 – 11.25	8.18
Forfeited	(56,587)	1.00 – 8.94	3.76
Expired	(530)	1.72 – 1.81	1.77
Exercised	(347,288)	0.75 – 8.00	2.86

Outstanding at December 31, 2001	5,025,380	1.00 – 11.25	5.18
Granted	765,300	0.72 – 12.10	4.85
Forfeited	(139,897)	1.00 – 12.10	5.58
Expired	(16,668)	2.40 – 6.00	4.56
Exercised	(96,648)	1.00 – 3.65	6.37

Outstanding at December 31, 2002	5,537,467	0.72 – 12.10	5.17
Granted	1,651,000	0.31 – 2.15	1.50
Forfeited	(199,584)	1.00 – 12.10	5.33
Exercised	(4,425)	1.00	1.00

Outstanding at December 31, 2003	6,984,458	$0.31 – $11.75	$4.26

        The weighted-average fair value of options granted during 2003, 2002 and 2001 was $1.30, $3.80, and $6.49, respectively.

	Outstanding Options
				Exercisable Options
		Weighted- Average Remaining Contractual Life
Range of Exercise Price	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.31 – $ 1.54	719,400	6.29	$0.96	507,525	$0.99
$1.55 – $ 1.95	2,095,255	7.87	$1.64	692,880	$1.81
$1.98 – $ 3.09	1,288,855	6.23	$2.38	1,091,980	$2.38
$3.25 – $ 6.50	466,774	7.36	$5.42	318,829	$5.37
$6.61 – $ 7.88	1,282,477	7.10	$7.12	838,478	$7.21
$8.00 – $11.75	1,131,697	7.54	$9.37	281,249	$9.03

$0.31 – $11.75	6,984,458	7.18	$4.22	3,730,941	$3.93

        In November 2003, certain manufacturing employees who were part of the paclitaxel business sold to Mayne Pharma had their option expiration dates extended as a retention incentive. The non-cash expense of this change in the terms of the options was $55,000.

Note 8. Retirement Plans

        The Company sponsors a defined contribution retirement plan ("the Plan") for all eligible employees that allows participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the Plan on behalf of the participants in the form of cash or in shares of common stock. No contributions were made in 2003 or 2002. In 2001, the Company matched the first $2,000 in contributions of each participating employee with common stock, at a rate of 262% totaling 25,263 shares of common stock to the Plan, valued at $240,000. In January 2003, the Board approved transferring NaPro common stock held in the Plan to the Employee Stock Ownership Plan ("ESOP").

        The Company adopted an ESOP for its employees, in accordance with the Internal Revenue Code. Under this plan, employees over the age of 17 are eligible to participate on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12-continuous-month period. Participants make no contributions to the ESOP. The Company contributes common stock to the ESOP which is allocated to all eligible employees based on their allowable pay. For 2003, 2002 and 2001 the Company contributed 750,000, 200,000, and 126,316 shares to the ESOP, valued at $435,000, $1.9 million, and $1.2 million, respectively. All shares held by the ESOP are treated as outstanding in computing earnings per share.

        As a result of a series of restructurings occurring since July 2002, there have been partial plan terminations in both the Company's 401(k) and ESOP plans. Under a partial plan termination, an employee whose employment was involuntarily terminated or notified that his/her employment would be involuntarily terminated and left the Company voluntarily after receiving such notification was a qualifying employee and retroactively 100% vested in any previously issued Company contributions to the 401(k) and ESOP plans. Any shares previously forfeited by such qualifying employees were returned to those employees. The Company did not have to issue any additional shares to either the 401(k) or the ESOP as a result of the partial plan termination and it had no effect on the Company's financial position or results of operations.

Note 9. Income Taxes

        As of December 31, 2003, the Company had the following net operating loss carryforwards and research and development credits to offset future taxable income in the U.S. (in thousands):

Expiring December 31,	Net Operating Losses	Research and Development Credits
2007	$—	$52
2008	—	54
2009	—	38
2010	—	15
2011	—	49
2012	11,092	141
2018	—	205
2019	8,445	230
2020	15,899	340
2021	19,781	449
2022	8,714	565
2023	—	433

	$63,931	$2,571

        The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the utilization of the Company's net operating loss and tax credit carryforwards, and could be triggered by sales of securities by NaPro or its stockholders.

        Of the $63,931,000 of net operating losses listed above, $3,631,000 resulted from the exercise of stock options and, as a result, the tax effect of utilizing that portion of the net operating losses would be credited directly to stockholders' equity.

        Significant components of our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2003	2002
Deferred tax assets:
Tax net operating loss carryforward	$23,974	$32,770
Deferred revenue	—	1,878
Research and development credits	2,570	1,801
Depreciation	(66)	1,673
Alternative minimum tax credit carryforward	462	—
Other	29	293

Total deferred tax assets	26,969	38,415
Valuation allowance	(26,969)	(38,415)

Net deferred tax assets	$—	$—

        Variations from the federal statutory rate are as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory income tax rate	35.00%	35.00%	35.00%
Effect of permanent differences	0.06	0.12	0.13
State income tax rate net of federal benefit	3.07	3.07	3.07
Effect of foreign operations	(3.58)	0.75	1.09
Valuation allowance	(34.55)	(38.94)	(39.29)

Effective income tax rate for continuing operations	0.00%	0.00%	0.00%

	Year Ended December 31,
	2003	2002	2001
Federal statutory income tax rate	35.00%	35.00%	35.00%
Net operating loss carryforward utilized	(13.32)	—	—
Alternative minimum tax	0.76	—	—
Valuation allowance	(21.38)	(35.00)	(35.00)

Effective income tax rate for discontinued operations	1.06%	0.00%	0.00%

        The limitation of utilizing net operating loss carryforwards to offset current year taxable income under the alternative minimum tax provisions of the Internal Revenue Code has created a current tax expense of $462,000. The utilization of $471,000 of net operating losses arising from the expensing of stock options for tax purposes has created a deferred tax expense of $183,000 that has been credited directly to stockholders equity. Both of these items relate to discontinued operations. There is no income tax expense from continuing operations.

Note 10. Restructuring Plan

        In July 2002, NaPro initiated a company-wide restructuring plan involving a reduction of full-time staff by 30 employees, as well as the elimination of other operating expenses. Included in this reduction were 16 employees in manufacturing, 10 employees in research and development and 4 employees in general and administrative positions. The annual payroll cost savings was approximately $1.5 million. During the third quarter of 2002, the Company incurred restructuring charges of approximately $199,000, which were paid by December 31, 2002.

        During 2003 the Company incurred severance costs of $483,000 associated with the termination of the employment of three executive officers and $158,000, resulting from the involuntary termination of 11 employees in manufacturing, 4 employees in research and development and 5 employees in general and administrative positions.

        In May 2003, the Company negotiated a voluntary termination of the majority of its regulatory affairs personnel and their transfer to an independent, third party consulting company. NaPro contracts its regulatory affairs with that company on an as needed basis.

        The sale of the Company's Analytical Services group, as discussed in Note 11, was also part of the Company's restructuring plan.

Note 11. Sale of Analytical Services Group

        In April 2003, the Company sold its technical and analytical services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex, Inc. Ten Company employees transferred to ChromaDex in April as part of this transaction. In exchange for the common stock received, the Company sold property and equipment valued at approximately $1.0 million, as well as provided rents and other subsidies of $468,000, which included a payment of $300,000 in cash at the closing. ChromaDex assumed the lease for NaPro's research facility in Boulder, Colorado as part of this transaction, however, the Company subleases a portion of this space from ChromaDex. ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries

Note 12. Acquisition

        In December 2002, NaPro acquired the genomics business of Pangene Corporation for $1.3 million in cash and assumption of debt obligations totaling approximately $65,000. The acquisition consisted primarily of patents and intellectual property relating to Pangene's homologous recombination technology and gene isolation and service business, physical assets, instrumentation, software, customer relationships and third-party licenses. The purchase price was allocated to intangible assets totaling $987,000, fixed assets and software of $183,000, and other current assets of $44,000. In process research and development of $151,000 was expensed at the time of the acquisition. The Company will amortize intangible assets over 5 to 15 years, and fixed assets and software over 3 years. In connection with this agreement, the Company acquired additional patents in January 2003 in the amount of $400,000. In December 2003, the Company made a decision to sell the gene isolation and service component of this acquisition and accounted for it as a discontinued operation (see Note 2). In connection with the decision to sell the gene isolation business, equipment and software with a net book value of $122,000 and intangible assets, consisting of customer relationships, with a net book value of $83,000 are considered held for sale at December 31, 2003. The remaining assets acquired by the Company are still being used in its ongoing operations.

Note 13. Strategic Alliances

Gene Editing Technology License

        In November 2000, the Company entered into a 20-year gene editing technology license, with the University of Delaware and Thomas Jefferson University, relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. To date, the Company has issued 301,200 shares of common stock under the license to the University of Delaware, 51,300 shares to Thomas Jefferson University and 47,500 shares to The Samuel Roberts Noble Foundation, Inc., each of which has an ownership interest in the licensed intellectual property. Assuming the Company does not cancel the license, it will issue an additional

800,000 shares in 100,000 share-per-year increments on the license anniversaries and/or in 200,000 share increments upon the achievement of certain milestone events. The Company may, at its option, accelerate the issuance dates. The license is terminable at NaPro's option. If terminated, no further shares would be issued. NaPro has committed to fund at least $300,000 in research under this agreement during 2004. Unless the Company terminates the license, the Company is also committed to funding at least $300,000 in research at the University Delaware during 2005 and 2006 as well.

        In connection with the sale of the Company's paclitaxel business, the Company's strategic alliances relating to its generic paclitaxel marketing relationships were transferred to Mayne Pharma (see Note 2). The strategic alliances transferred were with Abbott Laboratories, Mayne Pharma, Tzamal Pharma, and JCR Pharmaceuticals Co., Ltd and are summarized below.

Abbott Laboratories Agreement

        In July 1999, the Company entered into a collaborative agreement of up to 20 years with Abbott to develop and commercialize one or more formulations of paclitaxel for the treatment of a variety of cancers. The exclusive agreement covered the U.S. and Canada. Under the agreement with Abbott, NaPro was responsible for supply of bulk drug; development activity was conducted jointly. Abbott was responsible for finishing, regulatory filings, marketing and sale of the finished drug product. Most primary decisions related to the development program were made by a joint Abbott-NaPro Development Committee. In March 2001, NaPro and Abbott filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration ("FDA") for paclitaxel. The FDA granted approval of this ANDA on May 8, 2002. The Company received an approval for a second ANDA on August 1, 2002, which provided for greater manufacturing flexibility for the generic paclitaxel product.

        Excluding product sales, the Company received $40.0 million under the agreement, including $11.0 million in equity investments in exchange for 2.0 million shares of our common stock, $9.0 million in cash for achieving development milestones, and $20.0 million in secured debt. In connection with the sale of the paclitaxel business, Mayne Pharma acquired NaPro's marketing agreement with Abbott; Mayne Pharma acquired the 2.0 million shares of NaPro common stock from Abbott; and, NaPro used proceeds from the sale of the paclitaxel business to retire the $20.0 million of secured debt owed to Abbott.

Mayne Pharma Agreement

        In 1992, the Company entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd. ("Faulding"), a large Australian pharmaceutical company for the clinical development, sale, marketing and distribution of paclitaxel. In October 2001, Faulding was acquired by Mayne Nickless Limited, an Australian based health care provider and logistics operator. In a separate agreement for Europe, dated March 2001, NaPro was responsible for regulatory filings and supplied paclitaxel exclusively to Mayne Pharma to formulate and finish the product. NaPro shared equally the net sales of the product in Europe. Under the agreement, Mayne Pharma paid an up-front licensing fee to NaPro of $7.5 million. NaPro deferred the $7.5 million, $5.5 million of which was being amortized 80% over the first five years to license fee income and the remaining 20% over the remaining seven years of the license. The remaining deferred balance of $5.1 million at December 12, 2003 was recognized as part of the gain from the sale of the paclitaxel business.

Tzamal Pharma Agreement

        In January 2001, the Company received approval to sell paclitaxel in Israel. NaPro established an exclusive supply and distribution agreement with Tzamal Pharma for the development and distribution of paclitaxel in Israel under the trade name Biotax™. Mayne Pharma acquired this agreement in connection with the sale of the paclitaxel business in December 2003.

JCR Pharmaceuticals Co., Ltd. Agreement

        In June 2001, NaPro and JCR Pharmaceuticals Co., Ltd. ("JCR") entered into a mutually exclusive development, supply and distribution agreement for paclitaxel in Japan. JCR paid an up-front licensing fee to NaPro of $1.5 million. NaPro deferred the $1.5 million, which was being amortized 80% over the first five years to license fee income and the remaining 20% over the remaining thirteen and one-half years of the license. The remaining deferred balance of $900,000 at December 12, 2003 was recognized as part of the gain from the sale of the paclitaxel business. This agreement was transferred to Mayne Pharma in connection with the sale of the paclitaxel business in December 2003.

Note 14. Commitments and Contingencies

Operating Leases

        The Company has executed noncancellable operating lease agreements for office, research and production facilities, equipment and for plantations. As of December 31, 2003, future minimum lease payments under noncancellable operating lease agreements are as follows (in thousands):

2004	$574
2005	478
2006	480
2007	326
2008	212
Thereafter	8

Total	$2,078

        NaPro has renewal clauses in some of these leases which range from one to ten years. Rent expense for the years ended December 31, 2003, 2002, and 2001 was $1,737,000, $1,528,000, and $981,000, respectively.

Note 15. Research and Development

        The Company has incurred the following expense on research and development projects for the years ended December 31, (in thousands):

	2003	2002	2001
Oncology	$6,479	$10,615	$10,966
Genomics	4,310	5,263	2,442

Total	$10,789	$15,878	$13,408

        Of the $6.5 million spent on oncology research and development during 2003, approximately $900,000 related to the paclitaxel business, which was sold, and is included in discontinued operations. Similarly, for the years ended December 31, 2002 and 2001, the amount of research and development expenditures related to the paclitaxel business and included in discontinued operations were $5.7 million and $4.9 million, respectively.

        Following the sale of the paclitaxel business, research and development is the Company's primary activity. NaPro's research and development activity is subject to change as it develops a better understanding of the feasibility of its projects. The Company expects to concentrate on the development of novel anti-cancer agents, and the development of novel genomic technologies, primarily in the area of gene editing, for applications in human therapeutics and diagnostics. The Company anticipates beginning clinical trials with two of its oncology products during 2004. If the Company continues the programs, it expects beginning Huntington's disease Phase I clinical trials during 2005. However, there can be no assurance that the Company will be able to achieve the timing of these programs. The Company also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs.

Note 16. Related Party Transactions

        One of the Company's former directors, Marc Ostro, is a managing director of an affiliate of the investment manager of the TL Venture Funds, and a voting limited partner in the TL Venture Funds, which purchased $8.0 million of common stock and $8.0 million principal of five-year 4% debentures convertible into common stock (see Notes 5 and 6). Effective March 11, 2004, Dr. Ostro resigned from NaPro's Board of Directors.

Note 17. Quarterly Data (unaudited)

        The Company sold its generic paclitaxel business on December 12, 2003 and discontinued its gene isolation and service business in December 2003. As a result, sales and cost of sales are included in discontinued operations in the Consolidated Statements of Operations (see Note 2).

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands, except per share amounts)
2003
Product sales	$6,888	$7,561	$7,301	$3,830	$25,580
Cost of sales	3,334	4,107	6,535	3,312	17,288
Net income (loss)	(2,750)	(2,130)	(6,063)	49,071	38,128
Basic income (loss) per share	(0.09)	(0.07)	(0.20)	1.59	1.24
Diluted income (loss) per share	(0.09)	(0.07)	(0.20)	1.56	1.23
2002
Product sales	$6,736	$9,490	$8,320	$9,647	$34,193
Cost of sales	7,100	7,029	5,551	4,296	23,976
Net income (loss)	(6,663)	3,055	(3,944)	(1,113)	(8,665)
Basic and diluted income (loss) per share	(0.23)	0.10	(0.13)	(0.04)	(0.29)