Form 10-K/A
period 2003-12-31
TAPESTRY PHARMACEUTICALS, INC
filed 2004-05-05
CIK 891504

Use these links to rapidly review the document
Table of Contents
NaPro BioTherapeutics, Inc. and Subsidiaries Financial Statements Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO :

Commission File Number 0-24320

TAPESTRY PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1187753 (I.R.S. Employer Identification No.)
4840 Pearl East Circle, Suite 300W Boulder, Colorado 80301 (Address of principal executive office, including zip code)
(303) 516-8500 (Registrant's telephone number, including area code)
NaPro BioTherapeutics, Inc. (Former name, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0075 per share; Preferred Stock Purchase Rights

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

        As of March 1, 2004, the Registrant had 30,974,121 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, originally filed with the Securities and Exchange Commission on March 12, 2004, amends Item 7 of Part II, Item 11 of Part III and our financial statements included in our Annual Report on Form 10-K. The changes to our financial statements reflect the reclassification of certain cash equivalents to short-term investments. The consent of our independent auditors is attached to this Form 10-K/A as Exhibit 23.1 and certifications from our Chief Executive Officer and our Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

        While this Amendment No. 1 also sets forth the complete text of each other item of the Company's Form 10-K for the year ended December 31, 2003, it does not change any information contained in these other items as originally filed on March 12, 2004. This Amendment No. 1 also does not reflect events that have occurred after the original filing of the Form 10-K, other than to include the Company's new name on the facing page. This Amendment No. 1 otherwise continues to use the name NaPro BioTherapeutics, Inc. and its derivatives throughout because our name was not changed to Tapestry Pharmaceuticals, Inc. until after the Form 10-K was originally filed.

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

        Working Capital and Cash Flow    As a result of the sale of the paclitaxel business, cash, cash equivalents and short-term investments increased $44.0 million to $50.8 million for the year ended December 31, 2003 from $6.8 million at December 31, 2002. During 2003, net cash provided by operating activities and by investing activities was $334,000 and $19.2 million, respectively. The cash provided by investing activities was primarily due to the sale of the paclitaxel business, offset by purchases of short-term investments. Net cash used in financing activities was $20.0 million related to the repayment of the Abbott note which took place in conjunction with the sale of the paclitaxel business.

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

Item 11
Executive Compensation

Summary Compensation Table

        The following table shows for the years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by our chief executive officer, our four most highly compensated executive officers at December 31, 2003 and one other person who was an executive officer during 2003 (the "Named Executive Officers"):

Annual Compensation
Name and Principal Position				Securities Underlying Options(#)	All Other Compensation(1)
	Year	Salary	Bonus
Leonard P. Shaykin Chairman of the Board, Chief Executive Officer	2003 2002 2001	$270,000 270,000 239,331	$417,000 — 200,000	250,000 — 375,000	$19,175 40,000 33,188
Gordon H. Link, Jr.(2) Senior Vice President, Chief Financial Officer	2003 2002 2001	247,154 208,731 179,615	250,000 28,073 125,000	110,000 — 250,000	19,175 40,000 33,188
Kai P. Larson Vice President, General Counsel	2003 2002 2001	180,000 179,154 159,615	250,000 25,000 125,000	110,000 — 200,000	17,257 40,000 33,188
Martin M. Batt(3) Vice President, Chief Information Officer	2003 2002	190,000 54,808	225,000 35,000	60,000 75,000	14,713 —
Sterling K. Ainsworth(4) Vice Chairman of the Board, President, Chief Scientific Officer	2003 2002 2001	260,000 260,000 259,423	115,000 — 100,000	50,000 — 150,000	19,175 40,000 33,188
Patricia A. Pilia(5) Executive Vice President, Secretary	2003 2002 2001	214,412 209,577 199,577	150,000 — 125,000	110,000 — 200,000	19,175 40,000 33,188

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

(3)
Mr. Batt was hired on September 1, 2002. Prior to the end of 2003, the Company concluded that Mr. Batt's responsibilities and functions as a officer of the Company were not such as to warrant his being treated as an executive officer. The Board of Directors confirmed this determination in January 2004. Accordingly, Mr. Batt is included as a Named Executive Officer based upon his having been treated by the Company as an executive officer for part of 2003 and upon the amount of his compensation for the full fiscal year.

(4)
Dr. Ainsworth resigned as an officer of the Company and member of the Board of Directors effective January 1, 2004.

(5)
In 2003, annual compensation for Ms. Pilia included $4,412 of accrued vacation paid in cash in connection with a change in the Company's vacation policy.

Option Grants in Last Fiscal Year

        The following table reports each grant of options to purchase common stock made during the year ended December 31, 2003 to the Named Executive Officers:

	Number of Securities Underlying Options Granted (#)(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms($)(4)
		% of Total Options Granted to Employees in Year(2)
Name			Exercise or Base Price Per Share ($/sh)	Expiration Date(3)
					5%	10%
Leonard P. Shaykin	250,000	15.14%	$1.55	9/2/2013	$631,199	$1,005,059
Gordon H. Link, Jr.	110,000	6.66%	$1.55	9/2/2013	277,727	442,226
Kai P. Larson	110,000	6.66%	$1.55	9/2/2013	277,727	442,226
Martin M. Batt	60,000	3.63%	$1.55	9/2/2013	151,488	241,214
Sterling K. Ainsworth	50,000	3.03%	$1.55	9/2/2013	126,240	201,012
Patricia A. Pilia	110,000	6.66%	$1.55	9/2/2013	277,727	442,226

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

			Number of Securities Underlying Unexercised Options at Year End(#)		Value of Unexercised in-the-Money Options at Year End($)
	Shares Acquired on Exercise(#)
Name		Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Leonard P. Shaykin	—	—	663,768	561,232	$551,600	$492,500
Gordon H. Link, Jr.	—	—	322,513	317,487	197,000	216,700
Kai P. Larson	—	—	144,165	230,001	24,625	216,700
Martin M. Batt	—	—	—	135,000	—	118,200
Sterling K. Ainsworth	—	—	544,509	187,491	457,040	98,500
Patricia A. Pilia	—	—	386,002	284,998	267,920	216,700

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

        Each of the Employment Agreements provides for an initial two-year employment term that expires on October 1, 2003, and is automatically renewed on each anniversary of the date of the agreement for an additional one-year term unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any additional one-year term. No such notice of termination has been given by or to any of the Executive Officers. The Employment Agreements provide for initial annual base salaries for Dr. Pilia, Mr. Link and Mr. Larson of $210,000, 210,000 and $180,000 respectively. Under the Employment Agreements, in the event a change of control occurs or is anticipated (including the sale of substantially all of the assets of the Company) and an Executive Officer's employment is terminated by the Company without cause or by the Executive Officer for good reason, such Executive Officer is to be granted (i) a payment equal to the greater of 100% of his or her prior year's bonus or 75% of his base annual salary and (ii) a payment equal to 200% of the Executive Officer's base annual salary. As defined in these agreements, "good reason" includes, along with other events, the board of directors' failure to grant, in each calendar year after a change in control occurs or is anticipated, a minimum annual bonus at least equal to the average of the three years' prior annual bonuses, if such a failure is in anticipation of or following a change in control. The sale of our paclitaxel business to Mayne Pharma, may be deemed to have been a sale of substantially all of our assets. In connection with the sale, each of the Executive Officers advised the Company that he has waived any requirement that a minimum annual bonus be paid him or her insofar as the sale of the paclitaxel business could be construed to constitute a change of control pursuant to his Employment Agreement.

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

Name of Director, Officer or Beneficial Owner(1)	Number of Shares of Common Stock		Percent of Class
Leonard P. Shaykin	1,395,230	(2)	4.50%
Sterling K. Ainsworth	1,444,010	(3)	4.66%
Edward L. Erickson	50,000	(4)	*
George M. Gould	10,000	(5)	*
Arthur H. Hayes, Jr.	90,000	(6)	*
Marc J. Ostro	130,500	(7)	*
The Honorable Richard N. Perle	90,000	(8)	*
Patricia A. Pilia	656,362	(9)	2.12%
Robert E. Pollack	65,500	(10)	*
Kai P. Larson	242,815	(11)	*
Gordon H. Link, Jr.	463,376	(12)	1.50%
Martin M. Batt	73,474	(13)	*
All Directors and Executive Officers as a Group (15 persons)	4,802,254	(14)	15.50%
Mayne Pharma (USA) Inc.	2,000,000	(15)	6.46%

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

(9)
Includes 406,009 shares of common stock issuable upon exercise of 1994 Plan options; 69,847 shares of common stock beneficially owned through the Company's 401(k) and ESOP plans as of March 1, 2004; and 10,800 shares of common stock gifted by Dr. Pilia to relatives and certain other persons, which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Dr. Pilia disclaims beneficial ownership of the gifted shares of common stock over which Dr. Pilia holds powers of attorney.

(10)
Includes 65,500 shares of common stock issuable upon exercise of options granted to Dr. Pollack under the 1994 Plan.

(11)
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

(13)
Includes 38,754 shares of common stock issuable upon the exercise of options granted to Mr. Batt under the 1994 Plan and 24,600 shares of common stock beneficially owned through our ESOP plan as of March 1, 2004.

(14)
Includes an aggregate of 2,692,493 shares of common stock issuable upon exercise of outstanding stock options held by such persons.

(15)
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
21.1	List of Subsidiaries(14)
23.1	Consent of Ernst & Young LLP***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended***
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)***
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)***

*
Previously filed

**
A management compensation plan

***
Filed herewith

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

NAPRO BIOTHERAPEUTICS, INC.
By: /s/ GORDON LINK Gordon Link Senior Vice President, Chief Financial Officer (Principal Financial Officer)	May 5, 2004

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

ERNST & YOUNG LLP

Denver, Colorado
February 27, 2004

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,281	$2,762
Short-term investments	48,501	4,000
Accounts receivable	1,495	—
Prepaid expense and other current assets	596	1,003
Assets held for sale	205	33,463

Total current assets	53,078	41,228
Property, plant and equipment, net	1,156	2,042
Other assets	3,532	2,058

Total assets	$57,766	$45,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,207	$5,234
Accrued payroll and payroll taxes	2,607	1,147
Notes payable—current portion	81	102
Deferred income	130	1,150

Total current liabilities	6,025	7,633
Notes payable—long term	41	19,861
Deferred income—long term	—	5,887
Convertible debentures—related party	5,702	5,151
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 64,000,000 shares authorized; 30,953,952 and 29,964,292 shares issued in 2003 and 2002, respectively	232	225
Additional paid-in capital	111,497	110,430
Accumulated deficit	(65,550)	(103,678)
Treasury stock, 54,306 shares at cost	(181)	(181)

Total stockholders' equity	45,998	6,796

Total liabilities and stockholders' equity	$57,766	$45,328

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

See accompanying notes to Consolidated Financial Statements.

NaPro BioTherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$38,128	$(8,665)	$(25,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,840	2,267	1,559
Accretion of debt issue cost	163	82	40
Amortization of debt discount	509	386	—
Accretion of license fee income	(1,027)	(902)	(1,092)
In-process research and development expensed in connection with acquired assets of Pangene	—	151	—
License fees paid with common stock	16	718	1,014
Retirement contributions paid with common stock	435	1,900	1,440
Compensation paid with common stock and options	264	257	560
Interest expense paid with common stock	—	148	—
Biomass development cost	—	—	453
Gain on sale of the paclitaxel business	(54,553)	—	—
Asset writedowns associated with discontinued operations	—	—	1,966
Changes in operating assets and liabilities:
Accounts receivable	5,625	(5,565)	(2,332)
Inventory	5,901	(2,755)	(819)
Prepaid expense and other assets	382	519	(922)
Accounts payable and accrued liabilities	90	(1,139)	3,142
Accrued payroll and payroll taxes	1,461	(326)	518
Deferred income	100	—	9,000

Net cash provided by (used in) operating activities	334	(12,924)	(11,241)
Investing activities:
Additions to plant and equipment	(1,602)	(4,760)	(8,817)
Proceeds from the sale of the paclitaxel business	66,143	—	—
Purchases of short-term investments	(46,501)	(4,000)	—
Proceeds from sale of short-term investments	2,000	—	—
Investment in ChromaDex	(468)	—	—
Acquisition of assets from Pangene Corporation	(400)	(1,300)	—

Net cash provided by (used in) investing activities	19,172	(10,060)	(8,817)
Financing activities:
Proceeds from convertible debentures, net of issuance cost	—	7,736	—
Proceeds from notes payable	487	352	5,334
Payments of notes payable	(20,478)	(485)	(432)
Proceeds from sale of common stock and the exercise of common stock options and warrants, net of issuance cost	4	7,999	6,318

Net cash (used in) provided by financing activities	(19,987)	15,602	11,220

Net decrease in cash and cash equivalents	(481)	(7,382)	(8,838)
Cash and cash equivalents at beginning of year	2,762	10,144	18,982

Cash and cash equivalents at end of year	$2,281	$2,762	$10,144

Supplemental schedule of non-cash investing and financing activities:
Plantation cost harvested to inventory	$719	$2,399	$1,022
Issuance of common stock to prepay license fee	172	105	—
Transfer of fixed assets for investment in ChromaDex	946	—	—
Insurance claim for damaged inventory	—	100	—
Non-cash exercise of warrants	—	—	145

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

Short-term Investments

        Short-term investments consisted of investment grade commercial paper due within one year. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are accounted for as available for sale and are carried at cost which approximates market value. Interest income is recognized when earned.

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