Form 10-Q
period 2004-03-31
TAPESTRY PHARMACEUTICALS, INC
filed 2004-05-07
CIK 891504

Use these links to rapidly review the document
Tapestry Pharmaceuticals, Inc. and Subsidiaries Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        As of April 30, 2004, the registrant had 33,297,217 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Table of Contents

Part I	Financial Information
	Item 1	Financial Statements
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3	Quantitative and Qualitative Disclosures about Market Risk
	Item 4	Controls and Procedures
Part II	Other Information
	Item 1	Legal Proceedings
	Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
	Item 3	Defaults upon Senior Securities
	Item 4	Submission of Matters to a Vote of Security Holders
	Item 5	Other Information
	Item 6	Exhibits and Reports on Form 8-K
Signatures
Exhibits
Exhibit 10.1	Stock Purchase Agreement dated March 25, 2004 by and among the Company and the institutional investors named therein.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,609	$2,281
Short-term investments	40,000	48,501
Accounts receivable, net	—	1,495
Assets of discontinued operations	250	—
Prepaid expense and other current assets	573	596
Assets held for sale	—	205

Total current assets	47,432	53,078
Property, plant and equipment, net	1,111	1,156
Long-term investments	3,243	—
Other assets	3,464	3,532

Total assets	$55,250	$57,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,541	$3,207
Accrued payroll and payroll taxes	1,457	2,607
Notes payable—current portion	65	81
Deferred income	130	130

Total current liabilities	3,193	6,025
Notes payable—long term	33	41
Convertible debentures	5,852	5,702
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 64,000,000 shares authorized; 33,034,239 and 30,953,952 shares issued at March 31, 2004 and December 31, 2003, respectively	248	232
Additional paid-in capital	116,615	111,497
Accumulated deficit	(70,525)	(65,550)
Accumulated other comprehensive income	15	—
Treasury stock, 54,306 shares at cost at March 31, 2004 and December 31, 2003	(181)	(181)

Total stockholders' equity	46,172	45,998

Total liabilities and stockholders' equity	$55,250	$57,766

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 31, 2004	April 2, 2003
Operating expenses:
Research and development	$2,788	$2,326
General and administrative	2,145	2,823

Operating loss	4,933	5,149

Other income (expense):
Interest income	153	29
Interest expense	(235)	(216)

Net loss from continuing operations	(5,015)	(5,336)
Discontinued operations:
Income from discontinued operations	40	2,586

Net loss	$(4,975)	$(2,750)

Basic and diluted loss per share from continuing operations	$(0.16)	$(0.18)

Basic income per share from discontinued operations	$—	$0.09

Diluted income per share from discontinued operations	$—	$0.09

Basic and diluted loss per share	$(0.16)	$(0.09)

Basic and diluted weighted average shares outstanding	31,068	29,937

Diluted weighted average shares outstanding relating to discontinued operations	32,382	29,940

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	March 31, 2004	April 2, 2003
Operating activities:
Net loss	$(4,975)	$(2,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	792
Accretion of debt issue cost	11	21
Amortization of debt discount	139	121
Accretion of license fee income	—	(280)
Interest paid with common stock	54	—
Compensation paid with common stock and options	93	49
Impairment loss on assets held for sale	205	—
Changes in operating assets and liabilities:
Accounts receivable	1,496	2,314
Assets of discontinued operations	(250)	—
Inventory	—	(436)
Prepaid expense and other assets	69	(155)
Accounts payable and accrued liabilities	(1,557)	(160)
Accrued payroll and payroll taxes	(1,150)	769
Deferred income	—	(30)

Net cash (used in) provided by operating activities	(5,740)	255
Investing activities:
Additions to property and equipment	(59)	(324)
Purchases of investment	(48,231)	—
Proceeds from sale of investments	53,504	100
Acquisition of patents	—	(400)

Net cash used in investing activities	5,214	(624)
Financing activities:
Proceeds from notes payable	—	393
Payments of notes payable	(26)	(92)
Proceeds from the sale of common stock, net of issuance cost	4,857	—
Proceeds from the exercise of common stock options	23	—

Net cash provided by financing activities	4,854	301

Net decrease in cash and cash equivalents	4,328	(68)
Cash and cash equivalents at beginning of period	2,281	2,762

Cash and cash equivalents at end of period	$6,609	$2,694

Supplemental disclosure of cash flow information:
Interest paid	$4	$489
Non-cash investing and financing activities:
Issuance of common stock for payment of interest	107	—

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(Unaudited)

Note 1. Basis of Presentation

        The accompanying financial statements are unaudited. However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations may not be indicative of results for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

        On May 4, 2004, the Company changed its corporate name to Tapestry Pharmaceuticals, Inc. from NaPro BioTherapeutics, Inc. On May 5, 2004, our stock began trading on the Nasdaq SmallCap Market under the symbol "TPPH".

Note 2. Reclassifications

        Certain data in the consolidated condensed financial statements of the prior year has been reclassified to conform to the current year presentation.

Note 3. Discontinued Operations

Sale of Paclitaxel Business

        On December 12, 2003, the Company sold its worldwide generic injectable paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) ("Mayne Pharma"), a subsidiary of Mayne Group Limited, for cash in the amount of $71.7 million minus an inventory adjustment of $4.6 million to reflect the Company's actual inventory as of the closing. The sale resulted in a gain of $54.6 million before taxes, and $54.1 million after taxes. Proceeds from the sale are being used to fund the development of products based on Tapestry's proprietary oncology and genomics platforms and for general corporate purposes. In addition, approximately $21.9 million of the proceeds was paid to Abbott Laboratories ("Abbott") to retire all outstanding debt, interest and payables the Company owed to Abbott. The assets sold to Mayne Pharma included paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. The Company retained all of its intellectual property not used in connection with the business sold.

        The paclitaxel business has been reported as a discontinued operation in 2003, and results from the prior year have been reclassified to reflect this. Summary results of the paclitaxel business's first quarter operations were (in thousands):

	March 31, 2004	April 2, 2003
Product sales	$—	$6,885

Net income	$251	$2,745

        Paclitaxel income in 2004 consisted primarily of a $250,000 business interruption insurance claim filed in 2004 for losses sustained in the third quarter of 2003, which resulted from a hurricane that disrupted operations of a contract manufacturer employed by Tapestry.

Gene Isolation and Service Business

        In December 2003, the Company made the decision to sell its gene isolation and service business and, therefore, has accounted for it as a discontinued operation. Net operating loss related to this business totaled $211,000 and $159,000 during the first quarter of 2004 and 2003, respectively. In the first quarter of 2004, the Company recorded an impairment loss of $205,000 for assets that had been identified as held for sale.

        Assets held for sale at December 31, 2003 that related to the discontinued operations of the gene isolation business were as follows (in thousands):

Property, plant and equipment, net	$122
Other assets	83

Assets held for sale	$205

Note 4. Investments

        Short-term investments consisted of investment grade commercial paper due within one year. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Long-term investments consisted of investment grade commercial paper with maturities beyond one year. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income.

        The following table sets for the change in accumulated other comprehensive income (in thousands):

Balance, December 31, 2003	$—
Unrealized gain on investments	15

Balance, March 31, 2004	$15

Note 5. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Furniture, fixtures and office equipment	$676	$528
Laboratory equipment	1,048	754
Leasehold improvements	45	38
Construction in progress	—	391

	1,769	1,711
Less accumulated depreciation and amortization	(658)	(555)

Property, plant and equipment, net	$1,111	$1,156

Note 6. Stockholders' Equity

        On March 26, 2004, the Company sold 2,000,000 shares of common stock issued at $2.60 per share to two investors. Advisory fees and legal fees were paid in connection with the transaction. The net proceeds from the sale were $4.9 million.

Note 7. Net Income (Loss) Per Share

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

	March 31, 2004	April 2, 2003
Basic weighted average common shares outstanding	31,068	29,937
Effect of dilutive securities:
Employee stock options	1,314	3

Diluted weighted average common shares outstanding for income from discontinued operations	32,382	29,940

Note 8. Stock Options

        Tapestry accounts for its stock options to employees and directors in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB 25, compensation expense to employees is recorded only if the fair value of the underlying stock exceeds the exercise price. Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Tapestry estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended March 31, 2004 and April 2, 2003, respectively: risk-free interest rates of 2.84% to 3.55% and 2.49% to 3.18%; no expected dividend; volatility factors of 1.047 and 1.187, and an estimated expected life range of three to six years.

        For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options' vesting period. Tapestry's pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2004	April 2, 2003
Net loss as reported	$(4,975)	$(2,750)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(881)	(996)

Pro forma net loss	$(5,856)	$(3,746)

Basic and diluted loss per share—as reported	$(0.16)	$(0.09)

Pro forma basic and diluted loss per share	$(0.19)	$(0.13)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Tapestry Pharmaceuticals, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 contained in our 2003 Annual Report on Form 10-K, as amended. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements", below.

General

        Tapestry Pharmaceuticals, Inc., formerly known as NaPro BioTherapeutics, Inc. ("we", "Tapestry" or "the Company"), is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer and hereditary disease. We are in the early stages of six development programs; four that we believe have promise as anti-cancer agents, and two that address the inherited diseases of Sickle Cell Disease and Huntington's Disease. We believe that all of these products function by novel biological and/or chemical mechanisms and, therefore, if successful in clinical trials, may add to the amelioration of their specific disease targets.

        We are also actively engaged in evaluating the in-licensing or purchase of potential new anti-cancer agents and/or drug delivery technologies. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds or platform technologies in cancer as well as other therapeutic areas. Acquisitions of new products or technologies may involve the purchase of such products or technologies, or the acquisition of, or merger with, other companies.

        Historically, the focus of our business was the production, approval and sale of paclitaxel (a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees) in the United States and other countries around the world. The majority of our efforts had been devoted to this endeavor. Prior to the sale of paclitaxel business in December 2003, we had accumulated approximately $115 million of losses over the course of 13 years, principally through expenditures in research and development, establishing a sound intellectual property portfolio, worldwide registration dossiers, the creation of reliable Yew plantations, and the development and implementation of Good Manufacturing Practice manufacturing facilities so that we could supply bulk paclitaxel to our marketing partners, Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) ("Mayne Pharma"), a subsidiary of Mayne Group Limited, and Abbott Laboratories ("Abbott").

        Due to the decline in price of paclitaxel in consequence of the generic competition in the United States, on December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for cash in the amount of $71.7 million minus an inventory adjustment of $4.6 million to reflect the Company's actual inventory as of the closing. In addition, Mayne Pharma assumed certain liabilities associated with our paclitaxel business. Approximately $21.9 million of the proceeds of the transaction were paid to Abbott to retire all outstanding debt and payables we owed to Abbott. The remaining proceeds from the sale are being used to fund the development of products based on our proprietary oncology and gene editing platforms, and for general corporate purposes.

        The assets sold to Mayne Pharma included our paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. Tapestry has retained all of its intellectual property not used in connection with the business sold, and we retained intellectual property rights to research, develop, make, use and sell paclitaxel (and other taxanes) in any field or territory other than paclitaxel to be used to compete in the generic injectable paclitaxel business. We also retained liabilities related to our ongoing business, including those relating to our employees, our contracts and license agreements unrelated to the paclitaxel business, and certain leases and purchase orders. In addition, we retained certain other liabilities related to our manufacturing and sale of paclitaxel that arose prior to the closing of the asset sale. Upon closing of the asset sale, we exited the generic paclitaxel business worldwide, terminated the development agreements with Abbott and Mayne Pharma, and transferred our other generic paclitaxel marketing agreements to Mayne Pharma.

        Going forward we will incur substantial research and development expense related to the development of our proprietary anti-cancer agents, and the development of our proprietary genomic technologies. We have incurred significant losses, including losses from continuing operations of $5.0 million for the three months ended March 31, 2004. Our accumulated deficit was $70.5 million as of March 31, 2004. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

        Our ability to generate sufficient sales to support our operations currently depends upon the successful development and commercialization of products based on our proprietary oncology and genomic technologies. Our oncology program consists of developing both targeted as well as non-targeted chemical compounds for the treatment of cancer. Our genomic program consists of developing therapeutic programs that address hereditary diseases and developing the double D Loop technology for diagnostic use. Currently, we are engaged in developing two such programs, one for the treatment of Huntington's Disease and the other to treat Sickle Cell Disease. All of our products and technologies are in the early stages of development and we cannot assure you that our efforts will be successful.

Research and Development

        Our current business is focused on research and development of proprietary therapies for the treatment of cancer and hereditary disease. In 2003, we were also engaged in research and development related to our paclitaxel business which is aggregated in discontinued operations, below (in thousands):

	Three months ended
	March 31, 2004	April 2, 2003
Oncology	$1,470	$1,230
Genomics	1,318	1,096
Discontinued operations	—	669

	$2,788	$2,995

        Research and development expense, including that related to our clinical programs, is expected to be our most significant expense going forward. We anticipate beginning clinical testing of two of our products in 2004, and to move an additional two products into clinical testing in the first half of 2005. All of our clinical programs will be subject to the success of our pre-clinical development activity, and regulatory clearance and approvals. We cannot be sure that we will begin clinical testing for these programs at the times we have projected. We also cannot estimate the cost of the effort necessary to complete these programs or when, if ever, we will receive material revenues from these programs. The completion of the development of these programs to an approved product for sale in the United States and offshore is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms. We have included a number of the risks and uncertainties associated with completing our product development plans in the Special Note Regarding Forward-Looking Statements, below.

Quarter Ended March 31, 2004 Compared to Quarter Ended April 2, 2003

        Research and Development Expense.    Research and development expense for the first quarter of 2004 was $2.8 million, a decrease of $200,000 from the first quarter of 2003. The decrease was due to the elimination of expenditures related to discontinued operations. Research and development expense relating to the paclitaxel business was $669,000 in 2003, and is included in discontinued operations. Oncology research and development expense increased $200,000 to $1.5 million in the first quarter of 2004, and genomics research and development expense increased $200,000 to $1.3 million in the first quarter of 2004. Increased oncology and genomics expense was due to our pre-clinical development activities and primarily consisted of higher consulting and outside services expense.

        General and Administrative Expense.    General and administrative expense for the current year quarter was $2.1 million, a decrease of $900,000 from the prior year quarter. Approximately $200,000 of our general and administrative expense in 2003 was incurred in connection with our paclitaxel business and is included in discontinued operations. The $900,000 decrease was primarily due to lower compensation expense due to fewer employees ($300,000), lower consulting and outside services ($300,000), one-time costs incurred in 2003 associated with terminating a lease for one of our corporate facilities in Boulder, Colorado ($200,000), and lower depreciation expense resulting from the disposition of fixed assets ($100,000).

        Interest Income.    Interest income for the first quarter of 2004 increased by $100,000 compared to the prior year quarter. The increase was attributable to higher average balances of interest-bearing investments.

        Interest Expense.    Interest expense for the current year quarter was $200,000. Prior year interest on debt owed to Abbott of $300,000 is included in discontinued operations.

        Discontinued Operations.    Income from discontinued operations was $40,000 for the current year quarter, a decrease of $2.5 million from the prior year quarter. As a result of the sale of our paclitaxel business in December 2003, we anticipate having no sales revenue in 2004. The revenue recognized in 2004 related to a business interruption insurance claim filed in 2004 for a loss sustained in the third quarter of 2003. We recorded an impairment loss of $205,000 related to assets that previously had been classified as held for sale. There was no license fee income in 2004 compared with $283,000 in the prior year quarter. All of our deferred revenue relating to license fees was recognized as income in connection with the sale of our paclitaxel business in December 2003.

Liquidity and Capital Resources

        Our working capital requirements for research and development have been, and will continue to be, significant. As of March 31, 2004, we had a working capital balance of $44.2 million and long-term investments of $3.2 million, compared to a working capital balance of $47.1 million at December 31, 2003. From inception, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of $8.0 million and with net borrowing of $8.1 million.

        In August 2003, we filed an equity shelf registration statement with the U.S. Securities and Exchange Commission ("SEC") covering the issuance of up to 6.5 million shares of our common stock and 1.0 million shares of our preferred stock. This registration statement is intended to give us the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable. We may sell the stock covered by this registration statement at prices and in a manner we determine from time to time.

        On March 26, 2004, the Company sold 2,000,000 shares of common stock at $2.60 per share to two investors. Advisory fees and legal fees were paid in connection with the transaction. The net proceeds from the transaction were $4.9 million.

        In March 2004, we filed a registration statement with the SEC covering the issuance of up to 500,000 shares of our common stock upon the conversion of our 4% convertible subordinated debentures held by TL Ventures, one of our primary institutional investors, and in the event we elect to pay interest on those debentures in shares of our common stock in lieu of cash. In February 2004, we issued 61,425 shares of common stock to TL Ventures for payment of interest in lieu of cash.

        TL Ventures has advised us that it believes that the completion of the sale of our paclitaxel business to Mayne Pharma entitles it to have its $8.0 million of Company 4% convertible subordinated debentures redeemed. We dispute this position and engaged in discussions with TL Ventures regarding this matter. On September 8, 2003, TL Ventures reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, we filed a complaint in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. In our complaint, we seek a declaratory judgment from the court that the asset sale to Mayne Pharma did not permit TL Ventures to have the 4% convertible subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit, and has filed an action in a case captioned TL Ventures V L.P. and TL Ventures V Interfund L.P. v. NaPro BioTherapeutics, Inc., Case No. 110-N, Delaware Court of Chancery, alleging that TL Ventures is entitled to redeem its 4% convertible subordinated debentures. One of our former directors, Marc Ostro, is a general partner in certain of the TL Ventures Funds. Dr. Ostro resigned from our Board of Directors effective March 11, 2004.

        We believe existing capital will be adequate to fund our operations and capital expenditures for at least the next 24 months. However, pharmaceutical development is a costly, risky and time consuming process. As a result we may seek additional capital. We cannot assure you that we will be able to obtain such capital on terms that are acceptable to us. In addition, we may seek to in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large, and we may not be able to obtain capital for these products on terms acceptable to us, either.

        Working Capital and Cash Flow.    Cash and cash equivalents increased $4.3 million to $6.6 million at March 31, 2004 from $2.3 million at December 31, 2003. This increase was primarily due to the proceeds from the sale of investments totaling $5.3 million and by $4.9 million in proceeds from the sale of common stock, offset by $5.7 million of net cash used in operating activities. With the sale of the paclitaxel business in December 2003, we no longer generate any cash from operating activities.

        In connection with the sale of the paclitaxel business, all related inventories were sold with the business. The majority of our accounts receivable were settled with the sale of the paclitaxel business, as were certain liabilities. We do not anticipate having any accounts receivable or inventories during 2004 as we do not anticipate any sales revenue during that period.

Critical Accounting Policies

        The Company's critical accounting policies are presented in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. There were no changes to these critical accounting policies during the quarter ended March 31, 2004.

Special Note Regarding Forward-Looking Statements

        The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions as of the date of this report, based on currently available information. Forward-looking statements can be identified by the use of words such as "believe", "intend", "estimate", "may", "will", "should", "anticipated", "expected", "trusts" or comparable terminology or by discussions of strategy. Such forward-looking statements may include, among others:

  •
  statements concerning our plans, objectives and future economic prospects, such as matters relative to developing new products;

  •
  the availability of patent and other protection for our intellectual property;

  •
  the completion of pre-clinical studies, clinical trials and regulatory filings;

  •
  the prospects for, exclusivity provided for, and timing of, regulatory clearance approvals;

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

  •
  Our research and development efforts over a broad range of new potential products and technologies will materially adversely affect our financial position.

  •
  Our potential products and technologies must undergo rigorous clinical testing and regulatory approvals, which will substantially delay or prevent us from marketing any products.

  •
  Our oncology and genomic technologies are still new and in development; very little data exists relative to the amount necessary to have the products approved in the United States and new information may arise which may cause us delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately initiating and completing the clinical trials of our products.

  •
  We may be required to obtain rights to proprietary technologies to further develop our business, which may not be available or may be costly.

  •
  Adverse events in the field of targeted oncology and genomics may negatively impact regulatory approval or public perception of our potential products and technologies resulting in decreased demand.

  •
  Our ability to maintain our licenses for intellectual property is dependent upon our ultimate success in our development programs.

  •
  We may be unable to attract and retain the qualified employees we need to be successful.

  •
  Testing of our potential products and technologies relies heavily on the voluntary participation of both study centers and patients in our clinical trials, which are not within our control, and would, therefore, substantially delay or prevent us from completing development of our products.

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

  •
  We rely on third-parties to perform certain services for us and any interruption or termination of these arrangements would adversely affect our business.

  •
  Our use of hazardous materials exposes us to the risk of material environmental liabilities, and we may incur substantial additional cost to comply with environmental laws in connection with the operation of our research and manufacturing facilities.

Risks Related to the Pharmaceutical Business We May Develop in the Future

  •
  Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will limit our ability to generate revenue and become profitable.

  •
  We expect that we will face significant competition, which may limit our ability to become profitable.

  •
  Technological change may make any products and technologies we develop less attractive or obsolete.

  •
  If we are unable or fail to adequately protect our proprietary technologies, third parties may be able to use our technology, which could impair our ability to commercialize our products, and to compete in the marketplace.

  •
  Litigation or third-party claims of intellectual property infringement would require us to spend substantial time and money and adversely affect our ability to develop and commercialize future products.

  •
  We have no experience in manufacturing our potential therapeutic products, and currently no manufacturing facilities, which raises an uncertainty about our ability to manufacture our potential therapeutic products cost-effectively.

  •
  We have no experience in marketing or selling our potential therapeutic products and technologies, which raises an uncertainty about our ability to commercialize our potential therapeutic products cost-effectively.

  •
  We may be required to rely on strategic partners for the development, marketing and manufacturing of future products and technologies which may delay or impair our ability to generate significant revenue and may otherwise adversely affect our profitability.

  •
  In the event we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations.

  •
  Legislative and regulatory proposals to reduce the cost of health care may adversely affect our business.

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

  •
  Our stock price is volatile, and your investment in our stock could decline in value.

  •
  Future sales and issuances of common stock may dilute our stockholders or cause our stock price to fall.

  •
  If we fail to continue to meet all applicable Nasdaq SmallCap requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

  •
  We implemented anti-takeover provisions, in 1996, that may reduce the market price of our common stock.

Other Risks Related to Our Business

  •
  The loss of our Chairman and Chief Executive Officer, Leonard P. Shaykin or other key executives, could severely harm our business.

  •
  We may be unable to renew or extend the leases on our leased facilities.

        These and other factors related to the Company's business are described in more detail under the caption "Risk Factors" or "Special Note Regarding Forward-Looking Statements" in the Company's documents filed from time to time with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results, except to the extent required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 4. Controls and Procedures

  (a)
  The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended ("the Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

        There have been no material developments in legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit Number	Description of Exhibit
10.1*	Stock Purchase Agreement dated March 25, 2004 by and among the Company and the institutional investors named therein.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission dated March 25, 2004 (File No. 0-24320).

**
Filed herewith.

#
This certification "accompanies" the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b)
Reports on form 8-K

  We filed a Current Report on Form 8-K/A on February 11, 2004, amending a Current Report on Form 8-K dated December 12, 2003, reporting item 5.

        We filed a Current Report on Form 8-K dated February 27, 2004 reporting item 9.

  We filed a Current Report on Form 8-K dated March 11, 2004 reporting item 12 and containing the March 11, 2004 press release announcing Tapestry's earnings for the fourth quarter and year ended December 31, 2003.

        We filed a Current Report on Form 8-K dated March 19, 2004 reporting item 9.

        We filed a Current Report on Form 8-K dated March 25, 2004 reporting item 5.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.
May 7, 2004	By:	/s/ LEONARD P. SHAYKIN Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer
May 7, 2004	By:	/s/ GORDON LINK Gordon Link Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 7, 2004	By:	/s/ BRUCE FIEDLER Bruce Fiedler Controller (Principal Accounting Officer)