Form 10-Q
period 2004-06-30
TAPESTRY PHARMACEUTICALS, INC
filed 2004-08-05
CIK 891504

Use these links to rapidly review the document
Tapestry Pharmaceuticals, Inc. and Subsidiaries Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 2, 2004, the registrant had 33,297,217 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Table of Contents

Exhibits
Exhibit 10.1	2004 Equity Incentive Plan
Exhibit 10.2	2004 Non-Employee Directors' Stock Option Plan
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$748	$2,281
Short-term investments	36,325	48,501
Accounts receivable, net	—	1,495
Prepaid expense and other current assets	949	596
Assets held for sale	—	205

Total current assets	38,022	53,078
Property, plant and equipment, net	1,069	1,156
Long-term investments	7,381	—
Other assets	3,395	3,532

Total assets	$49,867	$57,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,727	$3,207
Accrued payroll and payroll taxes	1,475	2,607
Notes payable—current portion	56	81
Deferred income	130	130

Total current liabilities	3,388	6,025
Notes payable—long term	24	41
Convertible debentures	6,007	5,702
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 64,000,000 shares authorized; 33,297,217 and 30,953,952 shares issued at June 30, 2004 and December 31, 2003, respectively	250	232
Additional paid-in capital	117,195	111,497
Accumulated deficit	(76,912)	(65,550)
Accumulated other comprehensive loss (Note 4)	(85)	—
Treasury stock, 54,306 shares at cost at December 31, 2003	—	(181)

Total stockholders' equity	40,448	45,998

Total liabilities and stockholders' equity	$49,867	$57,766

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2004	July 2, 2003	June 30, 2004	July 2, 2003
Operating expenses:
Research and development	$4,270	$2,460	$7,058	$4,786
General and administrative	2,022	2,595	4,167	5,418

Operating loss	6,292	5,055	11,225	10,204

Other income (expense):
Interest income	142	18	295	47
Interest expense	(237)	(237)	(472)	(453)

Net loss from continuing operations	(6,387)	(5,274)	(11,402)	(10,610)
Discontinued operations:
Income from discontinued operations	—	3,144	40	5,730

Net loss	$(6,387)	$(2,130)	$(11,362)	$(4,880)

Basic and diluted loss per share from continuing operations	$(0.19)	$(0.17)	$(0.35)	$(0.35)

Basic income per share from discontinued operations	$—	$0.10	$—	$0.19

Diluted income per share from discontinued operations	$—	$0.10	$—	$0.19

Basic and diluted loss per share	$(0.19)	$(0.07)	$(0.35)	$(0.16)

Basic and diluted weighted average shares outstanding	33,234	30,507	32,151	30,221

Diluted weighted average shares outstanding relating to discontinued operations	33,916	30,579	33,162	30,242

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2004	July 2, 2003
Operating activities:
Net loss	$(11,362)	$(4,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249	1,682
Accretion of debt issue cost	22	103
Amortization of debt discount	283	246
Amortization of license fee income	—	(560)
Amortization of investment premium	75	—
Interest paid with common stock	54	—
Compensation paid with common stock and options	104	88
Retirement contributions paid with common stock	396	218
Asset write down	—	30
Impairment loss on assets held for sale	205	—
Changes in operating assets and liabilities:
Accounts receivable	1,496	1,243
Inventory	—	920
Prepaid expense and other assets	108	(195)
Accounts payable and accrued liabilities	(1,373)	1,419
Accrued payroll and payroll taxes	(1,132)	118
Deferred income	—	100

Net cash (used in) provided by operating activities	(10,875)	532
Investing activities:
Additions to property and equipment	(111)	(731)
Purchases of investments	(66,219)	—
Proceeds from sale of investments	70,853	2,000
Acquisition of patents	—	(400)
Investment in Chromadex	—	(554)

Net cash provided by investing activities	4,523	315
Financing activities:
Proceeds from notes payable	—	486
Payments of notes payable	(41)	(262)
Proceeds from the sale of common stock, net of issuance cost	4,837	—
Proceeds from the exercise of common stock options	23	3

Net cash provided by financing activities	4,819	227

Net (decrease) increase in cash and cash equivalents	(1,533)	1,074
Cash and cash equivalents at beginning of period	2,281	2,762

Cash and cash equivalents at end of period	$748	$3,836

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2004	July 2, 2003
Supplemental disclosure of cash flow information:
Interest paid in cash	$6	$821
Non-cash investing and financing activities:
Issuance of common stock for payment of interest	107	—
Issuance of common stock to prepay retirement plan contributions	375	218
Transfer of fixed assets for investment in Chromadex	—	946
Issuance of restricted common stock to prepay retention bonus	—	66
Depletion of plantation costs to inventory	—	719

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2004
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

        On May 4, 2004, the Company changed its corporate name to Tapestry Pharmaceuticals, Inc. ("Tapestry" or "Company") from NaPro BioTherapeutics, Inc. On May 5, 2004, the Company stock began trading on the Nasdaq SmallCap Market under the symbol "TPPH".

Note 2. Reclassifications

        Certain data in the consolidated condensed financial statements of the prior year has been reclassified to conform to the current year presentation.

Note 3. Discontinued Operations

Sale of Paclitaxel Business

        On December 12, 2003, the Company sold its worldwide generic injectable paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) ("Mayne Pharma"), a subsidiary of Mayne Group Limited, for cash in the amount of $71.7 million minus an inventory adjustment of $4.6 million to reflect the Company's actual inventory as of the closing. The sale resulted in a gain of $54.6 million before taxes, and $54.1 million after taxes. Proceeds from the sale are being used to fund the development and commercialization of products based on Tapestry's proprietary oncology and genomics platforms and for general corporate purposes. In addition, approximately $21.9 million of the proceeds of the purchase price was paid to Abbott Laboratories ("Abbott") to retire all outstanding debt, interest and payables the Company owed to Abbott. The assets sold to Mayne Pharma included paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. The Company retained all of its intellectual property not used in connection with the business sold. This transaction with Mayne Pharma provided that the Company is entitled to a portion of the cash proceeds received in connection with a patent infringement lawsuit against Mylan Laboratories, Inc. (Note 8).

        The paclitaxel business has been reported as a discontinued operation in 2003, and results from the prior year have been reclassified to reflect this. Summary results of the paclitaxel business's second quarter and six months ended operations were (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2004	July 2, 2003	June 30, 2004	July 2, 2003
Product sales	$—	$7,562	$—	$14,447

Net income	$10	$3,250	$261	$5,995

        Paclitaxel income in 2004 consisted primarily of a $250,000 business interruption insurance claim filed and collected in 2004 for losses sustained in the third quarter of 2003, which resulted from a hurricane that disrupted operations of a contract manufacturer employed by Tapestry.

Gene Isolation and Service Business

        In December 2003, the Company made the decision to sell its gene isolation and service business and, therefore, has accounted for it as a discontinued operation. Net operating loss related to this business totaled $10,000 and $106,000 during the second quarters of 2004 and 2003, respectively. For the first six months, the net operating loss totaled $221,000 and $265,000 for 2004 and 2003, respectively. In the first quarter of 2004, the Company recorded an impairment loss of $205,000 for assets that had been identified as held for sale.

        Assets held for sale at December 31, 2003 that related to the discontinued operations of the gene isolation and service business were as follows (in thousands):

Property, plant and equipment, net	$122
Other assets	83

Assets held for sale	$205

Note 4. Investments

        Short-term investments consisted of investment grade commercial paper due within one year. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Long-term investments consisted of investment grade commercial paper with maturities beyond one year. All investments are classified as available-for-sale and are recorded at market value. Unrealized losses are reflected in other comprehensive loss.

        The following table sets forth the change in accumulated other comprehensive loss (in thousands):

Balance, December 31, 2003	$—
Unrealized loss on investments	85

Balance, June 30, 2004	$85

Note 5. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Furniture, fixtures and office equipment	$691	$528
Laboratory equipment	1,077	754
Leasehold improvements	45	38
Construction in progress	9	391

	1,822	1,711
Less accumulated depreciation and amortization	(753)	(555)

Property, plant and equipment, net	$1,069	$1,156

Note 6. Net Income (Loss) Per Share

        Basic earnings per share is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that have an antidilutive effect are excluded from diluted earnings per share. Net loss per common share is computed using the weighted average number of shares of common stock outstanding. The following is a reconciliation of the shares (denominator) of the basic and diluted per share computations (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2004	July 2, 2003	June 30, 2004	July 2, 2003
Basic weighted average common shares outstanding	33,234	30,507	32,151	30,221
Effect of dilutive securities:
Employee stock options	682	72	1,011	21

Diluted weighted average common shares outstanding for income from discontinued operations	33,916	30,579	33,162	30,242

Note 7. Stock Options

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

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Tapestry estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended June 30, 2004 and July 2, 2003, respectively: risk-free interest rates of 2.51% to 3.17% and 2.51% to 3.22%; no expected dividend; volatility factors of 1.028 and 1.194, and an estimated expected life range of three to six years. For the six months ended June 30, 2004 and July 2, 2003, respectively, Tapestry estimated the fair market value of these options with the following assumptions: risk-free interest rates of 2.51% to 3.55% and 2.49% to 3.22%; no expected dividend; volatility factors of 1.028 to 1.047 and 1.187 to 1.194, and an estimated expected life range of three to six years.

        For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options' vesting period. Tapestry's pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30, 2004	July 2, 2003	June 30, 2004	July 2, 2003
Net loss as reported	$(6,387)	$(2,130)	$(11,362)	$(4,880)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(935)	(927)	(1,816)	(1,922)

Pro forma net loss	$(7,322)	$(3,057)	$(13,178)	$(6,802)

Basic and diluted loss per share—as reported	$(0.19)	$(0.07)	$(0.35)	$(0.16)

Pro forma basic and diluted loss per share	$(0.22)	$(0.10)	$(0.41)	$(0.23)

Note 8. Subsequent Events

        On July 6, 2004, the Company announced Mayne Pharma reached an agreement to settle the patent infringement lawsuit against Mylan Laboratories, Inc. regarding stabilized formulations of paclitaxel. Pursuant to the terms of the agreement, the Company has received a $3.0 million cash payment as its share of the proceeds from this settlement, which will be recorded in the third quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of Tapestry Pharmaceuticals, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 contained in our 2003 Annual Report on Form 10-K, as amended. Certain statements set forth below constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the "Reform Act." See "Special Note Regarding Forward-Looking Statements."

General

        Tapestry Pharmaceuticals, Inc. ("we", "Tapestry" or "the Company") is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer and hereditary disease. We are in the early stages of six development programs; four that we believe have promise as anti-cancer agents, and two that address inherited diseases. We believe that all of these products function by novel biological and/or chemical mechanisms and, therefore, if successful in clinical trials, may add to the amelioration of their specific disease targets.

        We are also actively engaged in evaluating the in-licensing or purchasing of new therapeutic agents and/or related technologies. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in cancer as well as other therapeutic areas. Acquisitions of new products or technologies may involve the purchase or licensing of such products or technologies, or the acquisition of, or merger with, other companies.

        Historically, the focus of our business was the production, approval and sale of paclitaxel (a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees) in the United States and other countries around the world. The majority of our efforts had been devoted to this endeavor. Prior to the sale of paclitaxel business in December 2003, we had accumulated approximately $115 million of losses over the course of 13 years, principally through expenditures in research and development, establishing an intellectual property portfolio, obtaining worldwide registration dossiers, the creation of reliable yew plantations, and the development and implementation of Good Manufacturing Practice (cGMP) manufacturing facilities so that we could supply bulk paclitaxel to our marketing partners, including Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) ("Mayne Pharma"), a subsidiary of Mayne Group Limited, and Abbott Laboratories ("Abbott").

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

        The assets sold to Mayne Pharma included our paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. Tapestry retained all of its intellectual property not used in connection with the business sold, and we retained intellectual property rights to research, develop, make, use and sell paclitaxel (and other taxanes) in any field or territory other than paclitaxel to be used to compete in the generic injectable paclitaxel business. We also retained liabilities related to our ongoing business, including those relating to our employees, our contracts and license agreements unrelated to the paclitaxel business, and certain leases and purchase orders. In addition, we retained certain other liabilities related to our manufacturing and sale of paclitaxel that arose prior to the closing of the asset sale. Upon closing of the asset sale, we exited the generic paclitaxel business world-wide, terminated the development agreements with Abbott and Mayne Pharma, and transferred our other generic paclitaxel marketing agreements to Mayne Pharma.

        Going forward we will incur substantial research and development expense related to the development of our proprietary anti-cancer agents, and the development of our proprietary genomic technologies. We have incurred significant losses, including losses from continuing operations of $6.4 million and $11.4 million for the three and six month periods, respectively, ended June 30, 2004. Our accumulated deficit was $76.9 million as of June 30, 2004. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

        Our ability to generate sufficient sales to support our operations currently depends upon the successful development and commercialization of products based on our proprietary oncology and genomic technologies. Our oncology program consists of developing both targeted as well as non-targeted chemical compounds for the treatment of cancer. Our genomic program consists of developing therapeutic programs that address hereditary diseases and developing our double D loop technology for diagnostic use. Currently, we are engaged in developing two programs in hereditary disease: one for the treatment of Huntington's Disease and the other to treat Sickle Cell Disease. All of our products and technologies are in the early stages of development and we cannot assure you that our efforts will be successful.

Research and Development

        Our current business is focused on research and development of proprietary therapies for the treatment of cancer and hereditary disease. In 2003, we were also engaged in research and development related to our paclitaxel business, which is aggregated in discontinued operations. The following table lists our research and development expense by division (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2004	July 2, 2003	June 30, 2004	July 2, 2003
Oncology	$2,925	$1,318	$4,395	$2,548
Genomics	1,345	1,142	2,663	2,238
Discontinued operations	—	35	—	704

	$4,270	$2,495	$7,058	$5,490

        Research and development, including expenses related to our clinical programs, will be the most significant expense of our business going forward. We anticipate filing two oncology Investigational New Drug applications in the fourth quarter of this year and will be prepared to move these compounds into the clinic as soon as all regulatory and institutional approvals are received. All of our clinical programs will be subject to the success of our pre-clinical development activity. We cannot be sure that we will begin clinical testing for these programs at the times we have projected. We also cannot estimate the cost of the effort necessary to complete these programs or when, if ever, we will receive material revenues from these programs. The completion of the development of these programs to an approved product for sale in the United States and offshore is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms. We have included a number of the risks and uncertainties associated with completing our product development plans on schedule in the Special Note Regarding Forward-Looking Statements, below.

Quarter Ended June 30, 2004 Compared to Quarter Ended July 2, 2003

        Research and Development Expense.    Research and development expense for the second quarter of 2004 was $4.3 million, an increase of $1.8 million from the prior year quarter. Oncology research and development expenditures increased $1.6 million to $2.9 million in the second quarter of 2004, and genomics research and development expense increased $200,000 to $1.3 million in the second quarter of 2004. Increased oncology and genomics expense was primarily due to our pre-clinical development activities consisting of higher contract manufacturing expense ($900,000), compensation expense ($400,000), and consulting and outside services expense ($300,000).

        General and Administrative Expense.    General and administrative expense for the second quarter of 2004 was $2.0 million, a decrease of $700,000 from the prior year quarter. Approximately $200,000 of our general and administrative expense in 2003 was incurred in connection with our paclitaxel business and is included in discontinued operations. The $700,000 decrease was primarily due to lower compensation expense ($300,000), lower depreciation expense resulting from the disposition of fixed assets ($300,000), one-time costs incurred in 2003 associated with terminating a lease in one of our corporate facilities in Boulder, Colorado ($200,000), partially offset by higher legal expenses ($200,000).

        Interest Income.    Interest income for the second quarter of 2004 increased by $100,000 compared to the prior year quarter. The increase was attributable to higher average balances of interest-bearing investments.

        Interest Expense.    Prior year interest on debt owed to Abbott Laboratories of $400,000 is included in discontinued operations.

        Discontinued Operations.    There was no income from discontinued operations for the second quarter of 2004, a decrease of $3.1 million from the prior year quarter. As a result of the sale of our paclitaxel business in December 2003, we anticipate having no material sales revenue in 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended July 2, 2003

        Research and Development Expense.    Research and development expense for the six months ended June 30, 2004 was $7.1 million, an increase of $1.6 million from the 2003 period. Research and development expense relating to the paclitaxel business was $700,000 in 2003, and is included in discontinued operations. Oncology research and development expenditures increased $1.8 million to $4.4 million in the 2004 period, and genomics research and development expense increased $400,000 to $2.7 million in the 2004 period. Increased oncology and genomics expense was primarily due to our pre-clinical development activities consisting of higher contract manufacturing expense ($900,000), consulting and outside services expense ($600,000) and compensation expense ($300,000).

        General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2004 was $4.2 million, a decrease of $1.6 million from the 2003 period. Approximately $400,000 of our general and administrative expense in 2003 was incurred in connection with our paclitaxel business and is included in discontinued operations. The $1.6 million decrease was primarily due to lower compensation expense due to fewer employees ($600,000), lower depreciation expense resulting from the disposition of fixed assets ($400,000), lower consulting and outside services expense ($200,000), and one-time costs incurred in 2003 associated with terminating a lease in one of our corporate facilities in Boulder, Colorado ($200,000).

        Interest Income.    Interest income for the six months ended June 30, 2004 increased by $200,000 compared to the 2003 period. The increase was attributable to higher average balances of interest-bearing investments.

        Interest Expense.    Prior year interest expense on debt owed to Abbott Laboratories of $700,000 is included in discontinued operations.

        Discontinued Operations.    Income from discontinued operations was $40,000 for the six months ended June 30, 2004, a decrease of $5.7 million from the 2003 period. As a result of the sale of our paclitaxel business in December 2003, we anticipate having no material sales revenue in 2004. The income recognized in 2004 related to a business interruption insurance claim filed and collected in 2004 for a loss sustained in the third quarter of 2003, reduced by an impairment loss of $205,000 related to assets that had been classified as held for sale during the first quarter of 2004.

Liquidity and Capital Resources

        Our working capital requirements for research and development have been, and will continue to be, significant. As of June 30, 2004, we had a working capital balance of $34.6 million compared to a working capital balance of $47.1 million at December 31, 2003. Our total cash, cash equivalents, short-term and long-term investments totaled $44.5 million and $50.8 million at June 30, 2004 and December 31, 2003, respectively. From inception, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of $8.0 million and with debt of $8.1 million.

        In August 2003, we filed an equity shelf registration statement with the U.S. Securities and Exchange Commission ("SEC") covering the issuance of up to 6.5 million shares of our common stock and 1.0 million shares of our preferred stock. In March 2004, we issued 2.0 million shares of our common stock under this registration statement, leaving 4.5 million shares of common stock remaining available to be issued. This registration statement is intended to give us the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable. We may sell the stock covered by this registration statement at prices and in a manner we determine from time to time.

        TL Ventures Funds, one of our principal institutional investors, has advised us that it believes that the completion of the sale of our paclitaxel business to Mayne Pharma entitles it to have its $8.0 million of Company 4% convertible subordinated debentures redeemed. We dispute this position and have engaged in discussions with TL Ventures Funds regarding this matter. On September 8, 2003, TL Ventures Funds reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, we filed a complaint in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. In our complaint, we seek a declaratory judgment from the court that the asset sale to Mayne Pharma did not permit TL Ventures to have the 4% convertible subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit, and has filed an action in a case captioned TL Ventures V L.P. and TL Ventures V Interfund L.P. v. NaPro BioTherapeutics, Inc., Case No. 110-N, Delaware Court of Chancery, alleging that TL Ventures is entitled to redeem its 4% convertible subordinated debentures. The Colorado action has been dismissed, and the case will proceed in the Delaware Court of Chancery. One of our former directors, Marc Ostro, is a general partner in certain of the TL Ventures Funds. Dr. Ostro resigned from our Board of Directors effective March 11, 2004.

        We believe existing capital will be adequate to fund our operations and capital expenditures for at least the next 12 months. However, pharmaceutical development is a costly, risky and time intensive activity. To bring our various programs to completion will require us to raise additional capital in the future. We cannot assure you that we will be able to obtain additional capital on terms that will be acceptable to us. In addition, we may seek to in-license or purchase new products or technologies. The cost of acquiring and developing such resources, and related capital expenditures, may be very large, and we may not be able to obtain capital for these products on terms acceptable to us, either.

        Working Capital and Cash Flow:    Cash and cash equivalents decreased $1.5 million to $748,000 at June 30, 2004 from $2.3 million at December 31, 2003. This decrease was primarily due to $10.9 million of net cash used in operating activities, offset by net proceeds from the sale of common stock totaling $4.8 million and a reduction in short and long term investments totaling $4.6 million. With the sale of the paclitaxel business in December 2003, we no longer generate any cash from operating activities.

        In connection with the sale of the paclitaxel business, all related inventories were sold with the business. The majority of our accounts receivable were settled with the sale of the paclitaxel business as were certain liabilities. We anticipate that the level of our accounts receivable and inventories will remain low as we do not anticipate any material sales revenue during 2004.

Critical Accounting Policies

        The Company's critical accounting policies are presented in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. There were no changes to these critical accounting policies during the six months ended June 30, 2004.

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

  •
  Our product candidates and technologies must undergo rigorous clinical testing and regulatory approvals, which will substantially delay or prevent us from marketing any products.

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

  •
  Adverse events in the field of oncology and genomics may negatively impact regulatory approval or public perception of our potential products and technologies resulting in decreased demand.

  •
  Our ability to maintain our licenses for intellectual property is dependent upon our ultimate success in our development programs.

  •
  We may be unable to attract and retain the qualified employees we need to be successful.

  •
  Testing of our product candidates and technologies relies heavily on the voluntary participation of both study centers and patients in our clinical trials, which are not within our control, and could, therefore, substantially delay or prevent us from completing development of our products.

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

Risks Related to the Pharmaceutical Business We May Develop in the Future

  •
  Acceptance of our product candidates in the marketplace is uncertain, and failure to achieve market acceptance will limit our ability to generate revenue and become profitable.

  •
  We expect that we will face significant competition, which may limit our ability to become profitable.

  •
  Technological change may make any products and technologies we develop less attractive or obsolete.

  •
  If we are unable or fail to adequately protect our proprietary technologies, third parties may be able to use our technology, which could impair our ability to commercialize our product candidates, and to compete in the marketplace.

  •
  Litigation or third-party claims of intellectual property infringement would require us to spend substantial time and money and adversely affect our ability to develop and commercialize future products.

  •
  We have no experience in manufacturing our product candidates, and currently no manufacturing facilities, which raises an uncertainty about our ability to manufacture our product candidates cost-effectively.

  •
  We have no experience in marketing or selling our product candidates and technologies, which raises an uncertainty about our ability to commercialize our product candidates cost-effectively.

  •
  We may be required to rely on strategic partners for the development, marketing and manufacturing of future products and technologies which may delay or impair our ability to generate significant revenue and may otherwise adversely affect our profitability.

  •
  In the event we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations.

  •
  Legislative and regulatory proposals may adversely affect our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We currently invest our excess cash balances in money market accounts, and short-term and long-term investments that are subject to interest rate risk. The amount of interest income we earn on these funds will decline with a decline in interest rates. Our investments are subject to a loss of principle with an increase in interest rates if we sold prior to their maturity. However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, an immediate change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

        (a)   The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended ("the Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Part II—Other Information

Item 1. Legal Proceedings

        On July 6, 2004, the Company announced Mayne Pharma reached an agreement to settle the patent infringement lawsuit against Mylan Laboratories, Inc. regarding stabilized formulations of paclitaxel. Pursuant to the terms of the agreement, the Company has received a $3.0 million cash payment as its share of the proceeds from this settlement, which will be recorded in the third quarter of 2004.

        TL Ventures Funds, one of our principal institutional investors, has advised us that it believes that the completion of the sale of our paclitaxel business to Mayne Pharma entitles it to have its $8.0 million of Company 4% convertible subordinated debentures redeemed. We dispute this position and have engaged in discussions with TL Ventures Funds regarding this matter. On September 8, 2003, TL Ventures Funds reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, we filed a complaint in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. In our complaint, we seek a declaratory judgment from the court that the asset sale to Mayne Pharma did not permit TL Ventures to have the 4% convertible subordinated debentures redeemed. TL Ventures has filed a motion to dismiss the suit, and has filed an action in a case captioned TL Ventures V L.P. and TL Ventures V Interfund L.P. v. NaPro BioTherapeutics, Inc., Case No. 110-N, Delaware Court of Chancery, alleging that TL Ventures is entitled to redeem its 4% convertible subordinated debentures. The Colorado action has been dismissed, and the case will proceed in the Delaware Court of Chancery. One of our former directors, Marc Ostro, is a general partner in certain of the TL Ventures Funds. Dr. Ostro resigned from our Board of Directors effective March 11, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The Company transferred 317,284 shares of common stock to its Employee Stock Ownership Plan in April 2004. As a transfer by the Company to a noncontributory benefit plan, no sale of securities was involved.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

Exhibit Number	Description of Exhibit
10.1*	2004 Equity Incentive Plan (1)
10.2*	2004 Non-Employee Directors' Stock Option Plan (1)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

(1)
A management compensation plan

        (b)   Reports on form 8-K

        We filed a Current Report on Form 8-K dated May 4, 2004 reporting item 5, announcing that the Company had changed its corporate name.

        We filed a Current Report on Form 8-K dated May 6, 2004 reporting item 12 and containing the May 6, 2004 press release announcing Tapestry's earnings for the first quarter ended March 31, 2004.

        We filed a Current Report on Form 8-K dated June 25, 2004 reporting item 4, announcing the resignation of Tapestry's certifying accountant and containing a letter from the resigning certifying accountant.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.
August 5, 2004	By:	/s/ Leonard P. Shaykin Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer
August 5, 2004	By:	/s/ Gordon Link Gordon Link Senior Vice President, Chief Financial Officer (Principal Financial Officer)
August 5, 2004	By:	/s/ Bruce W. Fiedler Bruce W. Fiedler Controller (Principal Accounting Officer)