Form 10-Q
period 2004-09-29
TAPESTRY PHARMACEUTICALS, INC
filed 2004-11-04
CIK 891504

Use these links to rapidly review the document
Tapestry Pharmaceuticals, Inc. and Subsidiaries Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-24320

TAPESTRY PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-1187753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 29, 2004, the registrant had 33,335,401 shares of common stock, $0.0075 par value, outstanding.

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

Part I
FINANCIAL INFORMATION

Item 1. Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except per share data)

	September 29, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,296	$2,281
Short-term investments	30,450	48,501
Accounts receivable, net	—	1,495
Prepaid expense and other current assets	967	596
Assets held for sale	—	205

Total current assets	33,713	53,078
Property, plant and equipment, net	1,005	1,156
Long-term investments	8,890	—
Investment in ChromaDex, Inc.	1,414	1,414
Other assets	1,941	2,118

Total assets	$46,963	$57,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,867	$3,207
Accrued payroll and payroll taxes	2,001	2,607
Notes payable—current portion	46	81
Deferred income	130	130

Total current liabilities	5,044	6,025
Notes payable—long term	16	41
Convertible debentures	6,167	5,702
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 64,000,000 shares authorized; 33,335,401 and 30,953,952 shares issued at September 29, 2004 and December 31, 2003, respectively	250	232
Additional paid-in capital	117,233	111,497
Accumulated deficit	(81,690)	(65,550)
Accumulated other comprehensive loss (Note 4)	(57)	—
Treasury stock, 54,306 shares at cost at December 31, 2003	—	(181)

Total stockholders' equity	35,736	45,998

Total liabilities and stockholders' equity	$46,963	$57,766

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2004	October 1, 2003	September 29, 2004	October 1, 2003
Operating expenses:
Research and development	$5,718	$2,033	$12,777	$6,819
General and administrative	2,019	2,705	6,185	8,123

Operating loss	7,737	4,738	18,962	14,942

Other income (expense):
Interest income	206	17	501	64
Interest expense	(242)	(202)	(714)	(655)

Net loss from continuing operations	(7,773)	(4,923)	(19,175)	(15,533)
Discontinued operations:
Income (loss) from discontinued operations	2,995	(1,140)	3,035	4,590

Net loss	$(4,778)	$(6,063)	$(16,140)	$(10,943)

Basic and diluted loss per share from continuing operations	$(0.23)	$(0.16)	$(0.59)	$(0.51)

Basic and diluted income (loss) per share from discontinued operations	$0.09	$(0.04)	$0.09	$0.15

Basic and diluted loss per share	$(0.14)	$(0.20)	$(0.50)	$(0.36)

Basic and diluted weighted average shares outstanding	33,309	30,759	32,537	30,397

Diluted weighted average shares outstanding relating to discontinued operations	33,445	31,017	33,204	30,451

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2004	October 1, 2003
Operating activities:
Net loss	$(16,140)	$(10,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	2,448
Accretion of debt issue cost	32	137
Amortization of debt discount	433	375
Amortization of license fee income	—	(840)
Amortization of investment premium	170	—
Interest paid with common stock	54	—
Compensation paid with common stock and options	110	113
Retirement contributions paid with common stock	604	327
Asset write down	—	1,048
Impairment loss on assets held for sale	205	—
Changes in operating assets and liabilities:
Accounts receivable	1,495	1,134
Inventory	—	3,810
Prepaid expense and other assets	(84)	150
Accounts payable and accrued liabilities	(233)	1,591
Accrued payroll and payroll taxes	(606)	636
Deferred income	—	100

Net cash (used in) provided by operating activities	(13,589)	86
Investing activities:
Additions to property and equipment	(143)	(1,255)
Purchases of investments	(86,045)	—
Proceeds from sale of investments	94,979	2,000
Proceeds from sale of property, plant and equipment	—	168
Acquisition of patents	—	(400)
Investment in ChromaDex, Inc.	—	(554)

Net cash provided by (used in) investing activities	8,791	(41)
Financing activities:
Proceeds from notes payable	—	487
Payments of notes payable	(60)	(415)
Proceeds from the sale of common stock, net of issuance cost	4,837	—
Proceeds from the exercise of common stock options	36	4

Net cash provided by financing activities	4,813	76

Net increase in cash and cash equivalents	15	121
Cash and cash equivalents at beginning of period	2,281	2,762

Cash and cash equivalents at end of period	$2,296	$2,883

Supplemental disclosure of cash flow information:
Interest paid in cash	$167	$1,313
Non-cash investing and financing activities:
Issuance of common stock for payment of interest	107	—
Issuance of common stock to prepay retirement plan contributions	188	109
Transfer of fixed assets for investment in ChromaDex, Inc.	—	946
Issuance of restricted common stock to prepay retention bonus	—	40
Depletion of plantation costs to inventory	—	720

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

September 29, 2004

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

Note 2. Reclassifications

        Certain data in the consolidated condensed financial statements of the prior year have been reclassified to conform to the current year presentation.

Note 3. Discontinued Operations

Sale of Paclitaxel Business

        On December 12, 2003, the Company sold its worldwide generic injectable paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) ("Mayne Pharma"), a subsidiary of Mayne Group Limited, for cash in the amount of $71.7 million minus an inventory adjustment of $4.6 million to reflect the Company's actual inventory as of the closing. The sale resulted in a gain of $54.6 million before taxes, and $54.1 million after taxes. Proceeds from the sale are being used to fund the development and commercialization of therapeutic products and for general corporate purposes. In addition, approximately $21.9 million of the proceeds of the purchase price was paid to Abbott Laboratories ("Abbott") to retire all outstanding debt, interest and payables the Company owed to Abbott. The assets sold to Mayne Pharma included paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. The Company retained all of its intellectual property not used in connection with the business sold. This transaction with Mayne Pharma provided that the Company was entitled to a portion of the cash proceeds received in connection with a patent infringement lawsuit against Mylan Laboratories, Inc. ("Mylan Laboratories") (Note 9). This lawsuit was settled in July 2004 and the Company received $3.0 million as its share of the proceeds.

        The paclitaxel business was reported as a discontinued operation in 2003; accordingly, results from the prior year have been reclassified to reflect this. Summary results of operations of the paclitaxel business for the quarter and nine months ended were (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2004	October 1, 2003	September 29, 2004	October 1, 2003
Product sales	$—	$7,265	$—	$21,711

Net income (loss)	$2,995	$(1,017)	$3,256	$4,978

        Paclitaxel income in 2004 consisted primarily of the $3.0 million patent infringement settlement with Mylan Laboratories and a $250,000 business interruption insurance claim filed and collected in

2004 for losses sustained in the third quarter of 2003, resulting from a hurricane that disrupted operations of a contract manufacturer employed by Tapestry.

Gene Isolation and Service Business

        In December 2003, the Company made the decision to sell its gene isolation and service business and, therefore, accounted for it as a discontinued operation. Net operating loss related to this business totaled $0 and $123,000 during the third quarters of 2004 and 2003, respectively. For the first nine months, the net operating loss totaled $221,000 and $388,000 for 2004 and 2003, respectively. In the first quarter of 2004, the Company recorded an impairment loss of $205,000 for all assets that had previously been identified as held for sale.

        Assets held for sale at December 31, 2003 that related to the discontinued operations of the gene isolation and service business were as follows (in thousands):

Property, plant and equipment, net	$122
Other assets	83

Assets held for sale	$205

Note 4. Investments

        Short-term investments consisted of investment grade commercial paper due within one year. Long-term investments consisted of investment grade commercial paper with maturities beyond one year. All investments are classified as available-for-sale and are recorded at market value. Unrealized losses are reflected in comprehensive net loss.

        Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2004	October 1, 2003	September 29, 2004	October 1, 2003
Net loss, as reported	$(4,778)	$(6,063)	$(16,140)	$(10,943)
Unrealized gain (loss) on available-for-sale securities	28	—	(57)	—

Comprehensive net loss	$(4,750)	$(6,063)	$(16,197)	$(10,943)

Note 5. Property, Plant and Equipment

        Property, plant and equipment consisted of the following (in thousands):

	September 29, 2004	December 31, 2003
Furniture, fixtures and office equipment	$702	$528
Laboratory equipment	1,092	754
Leasehold improvements	45	38
Construction in progress	15	391

	1,854	1,711
Less accumulated depreciation and amortization	(849)	(555)

Property, plant and equipment, net	$1,005	$1,156

Note 6. Investment in ChromaDex, Inc.

        In April 2003, the Company sold its technical and analytical services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex, Inc. The Company valued this investment at approximately $1.4 million based upon the fair market value of the net assets sold to ChromaDex. ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries.

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

	Quarter Ended		Nine Months Ended
	September 29, 2004	October 1, 2003	September 29, 2004	October 1, 2003
Basic weighted average common shares outstanding	33,309	30,759	32,537	30,397
Effect of dilutive securities:
Employee stock options	136	258	667	54

Diluted weighted average common shares outstanding for income from discontinued operations	33,445	31,017	33,204	30,451

Note 8. Stock Options

        Tapestry accounts for its stock options to employees and directors in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB No. 25, compensation expense to employees is recorded only if the fair value of the underlying stock exceeds the exercise price on the date of grant. Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Tapestry estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended September 29, 2004 and October 1, 2003, respectively: risk-free interest rates of 3.81% and 1.98% to 2.65%; no expected dividend; volatility factors of 1.237 and 1.228; and generally an estimated expected life range of four to six years. For the nine months ended September 29, 2004 and October 1, 2003, respectively, Tapestry estimated the fair market value of these options with the following assumptions: risk-free interest rates of 2.51% to 3.81% and 1.98% to 3.22%; no expected dividend;

volatility factors of 1.028 to 1.237 and 1.187 to 1.228; and generally an estimated expected life range of four to six years.

        For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options' vesting period. Tapestry's pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 29, 2004	October 1, 2003	September 29, 2004	October 1, 2003
Net loss as reported	$(4,778)	$(6,063)	$(16,140)	$(10,943)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(638)	(935)	(2,454)	(2,857)

Pro forma net loss	$(5,416)	$(6,998)	$(18,594)	$(13,800)

Basic and diluted loss per share—as reported	$(0.14)	$(0.20)	$(0.50)	$(0.36)

Pro forma basic and diluted loss per share	$(0.16)	$(0.23)	$(0.57)	$(0.45)

Note 9. Mylan Litigation Settlement

        On July 6, 2004, the Company announced Mayne Pharma reached an agreement to settle the patent infringement lawsuit against Mylan Laboratories regarding stabilized formulations of paclitaxel. Pursuant to the terms of the agreement, the Company received a $3.0 million cash payment as its share of the proceeds from this settlement, which was recorded in discontinued operations in the third quarter of 2004 (Note 3).

Note 10. Recent Accounting Pronouncements

        We have evaluated all recent accounting pronouncements and believe that such accounting pronouncements do not have a material effect on our consolidated financial statements.

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

General

        Tapestry Pharmaceuticals, Inc. ("we," "Tapestry" or "the Company") is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer and hereditary disease. We believe that our compounds function by novel biological and/or chemical mechanisms and, therefore, if successful in clinical trials, may add to the amelioration of their specific disease targets.

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

        We incur substantial research and development expense related to the development of our proprietary anti-cancer agents, and the development of our proprietary genomic technologies. We incurred significant losses, including losses from continuing operations of $7.8 million and $19.2 million for the three and nine month periods, respectively, ended September 29, 2004. Our accumulated deficit was $81.7 million as of September 29, 2004. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient revenue to support our development operations, including the research and development activity discussed below.

        Our ability to raise capital to support our operations currently depends upon the successful development and commercialization of products based on our proprietary oncology and genomic technologies. Our oncology program consists of developing both targeted as well as non-targeted compounds for the treatment of cancer. Our lead program in hereditary disease is for the treatment of Huntington's Disease. All of our products and technologies are in the early stages of development and we cannot assure you that our efforts will be successful.

Research and Development

        Our current business is focused on research and development of proprietary therapies for the treatment of cancer and hereditary disease. In 2003, we were also engaged in research and development related to our paclitaxel business, which is aggregated in discontinued operations. The following table lists our research and development expense by division (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2004	October 1, 2003	September 29, 2004	October 1, 2003
Oncology	$4,585	$1,014	$8,981	$3,562
Genomics	1,133	1,019	3,796	3,257
Discontinued operations	—	220	—	924

	$5,718	$2,253	$12,777	$7,743

        The following chart identifies our four therapeutic products that are in the most advanced stages of development. All of these products are in preclinical research. We are focusing our efforts and resources on the development of these products.

Product	Potential Indication(s)
TPI 287	Prostate Cancer, Non-Small Cell Lung Cancer, Pancreatic Cancer, Ovarian Cancer
TPI 273	Multiple Myeloma, Pancreatic Cancer, Prostate Cancer, Squamous Cell Carcinomas
TPI 284	Squamous Cell Carcinomas of the head, neck and lung
Oligo Therapy	Huntington's Disease

        The chart above does not reflect ongoing research programs for which a development lead has not been advanced into preclinical development. It also excludes the Sickle Cell hereditary disease program and the Bombesin targeted oncology program. These programs have been removed from development status until either additional ongoing research warrants their return to development status or a final decision has been made to cancel research in these programs.

  •
  TPI 287 is a third generation taxane, designed to overcome one of the primary mechanisms leading to taxane drug resistance, specifically the development of multi-drug resistance. To date, we have completed some in vitro and in vivo preclinical studies on TPI 287 that indicate activity of TPI 287 in several cancer cell lines. We are currently conducting additional preclinical studies on TPI 287 designed to better delineate the antineoplastic activity of TPI 287. We are assembling a regulatory package for filing an Investigational New Drug ("IND") application with the FDA. Assuming that we are able to manufacture and formulate sufficient quantities of TPI 287 to complete our preclinical studies, and assuming the results of the currently ongoing preclinical study demonstrate sufficient efficacy and do not demonstrate any safety concerns, we expect to file this IND with the U.S. Food and Drug Administration ("FDA") by the end of 2004. Assuming that the IND is filed by the end of this year, that we are able to manufacture and formulate sufficient quantities of TPI 287 for clinical testing, and that the FDA allows us to proceed with clinical trials under such IND without requiring submission of additional information, we believe we will be able to commence human clinical trials with TPI 287 in the first half of 2005.

  •
  TPI 273 is a proprietary quassinoid analog. Quassinoids are complex polyfunctional, polycyclic natural products of the plant family Simaroubaceae, which exhibit antineoplastic activity. Tapestry has in-licensed several quassinoid compositions as well as their isolation and synthesis from Advanced Research and Technology Institute, Inc. We have completed several in vitro and in vivo preclinical studies on TPI 273 and additional preclinical studies are in progress to better delineate the antineoplastic activity of TPI 273 in vivo. We are assembling a regulatory package for filing an IND application with the FDA. Assuming that the results of the currently ongoing preclinical studies demonstrate sufficient efficacy, and do not demonstrate any safety concerns, we expect to file this IND with the FDA by the end of 2004. Assuming that the IND is filed by year-end and that the FDA allows us to proceed with clinical trials under such IND without requiring submission of additional information, we believe that we will be able to commence human clinical trials with TPI 273 in the first half of 2005.

  •
  TPI 284 is a HN-1 Taxane conjugate, which consists of a synthetic peptide ligand chemically linked to paclitaxel. We in-licensed intellectual property in this area from the University of Texas M. D. Anderson Cancer Center. This technology is also covered by a patent licensed from the University of Alabama. It is believed that the HN-1 peptide ligand is selectively internalized by squamous cell carcinomas found in head and neck tumors. Thus far, our experiments have not indicated that the HN-1 peptide is internalized by any normal cells. To date, we have completed several in vitro and in vivo preclinical studies on TPI 284, which indicate that TPI 284 may have activity in certain cancer cell lines. We are currently conducting additional studies on TPI 284 to further demonstrate the specificity of the peptide. We expect the results from these studies to be completed during the first half of 2005. Assuming that the results of the currently ongoing preclinical studies demonstrate sufficient specificity and efficacy, and do not demonstrate any safety concerns, we believe we will be able to file an IND for TPI 284 with the FDA in mid 2005. Assuming that the IND is filed in mid 2005, and the FDA allows us to proceed with clinical trials under such IND without requiring submission of additional information, we believe that we will be able to commence human clinical trials with TPI 284 by the end of 2005.

  •
  Huntington's disease is a progressive inherited, neurological disorder resulting in degeneration of nerve cells in the brain. It is characterized by a lethal huntingtin protein aggregate formed in neural tissue. Eventually, the patient suffers dementia, uncontrolled movements, and death. There is no known cure for this rare disease. Symptoms usually appear between the ages of 30 and 45, although younger people can also develop the disease. In the United States the disease affects approximately 100 of every one million people. We are developing an oligonucleotide therapy, which may potentially slow the progression of the disease or may eliminate the death of the nerve cells. We are in the early stages of this program and we can provide no assurance that we will be successful in this development effort. To date, we have conducted several in vitro studies to determine the effects of our oligonucleotide therapy in a model neuronal cell based assay and in a biochemical assay that detects molecules that disrupt protein aggregation. In addition to these in vitro experiments, we have also recently concluded a study in an animal model of Huntington's Disease. The data from this animal study indicated that the oligonucleotide therapy might have an effect on mitigating the motor deficits seen in Huntington's Disease. We are currently initiating an additional animal study, which is designed to establish the dose response for the oligonucleotide therapy in a transgenic mouse model of Huntington's disease and may validate the results of previous studies as to the efficacy of the oligonucleotide therapy. We expect to have the data from this new study by the end of the second quarter of 2005. We are currently assessing the feasibility and requirements for entering into clinical trials with our Huntington's oligonucleotide therapy.

        Certain Risks and Limitations.    The clinical development of these drugs has many risks of failure. Drugs must be proven safe and effective before they can be approved for human use. The advancement of all of these drugs into human clinical trials is dependent on the positive outcome of pending preclinical studies, decisions by the FDA, institutional review boards, and other regulatory factors. Patient recruitment for clinical trials drugs can be difficult, and clinical trials may be delayed or prolonged due to inability to recruit a sufficient number of patients. In addition, the manufacture of these drug candidates is a complex process. Manufacturing these drugs for use in clinical trials, according to FDA guidelines, presents a number of significant risks and challenges. The manufacture of TPI 287, in particular, is a very complex and difficult process. If we are unable to manufacture adequate supplies of any of our compounds for our clinical trials, our timelines for development could be delayed significantly. With regard to the oligonucleotide therapy, the search for an appropriate intercranial delivery mechanism may present a significant obstacle to human therapy, even if the oligonucleotide itself proves to be active. Given the uncertainty of drug development, it is impossible to say how long the clinical development of any of these compounds will take.

        We cannot be sure that we will begin clinical testing for these programs at the times stated above. We also cannot estimate the cost of the effort necessary to complete these programs or when, if ever, we will receive material revenues from these programs. Successfully completing these programs and obtaining an approved product for sale in the United States and offshore will be dependent upon our raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms. We have included a number of the risks and uncertainties associated with completing our product development plans in the Special Note Regarding Forward-Looking Statements, below.

        We continuously reassess all of our research and development efforts, including those for the therapeutic products described above. At any time, we may expand, delay, terminate or dispose of all or any portion of our research and development program and therapeutic products and may acquire rights to new product candidates.

Quarter Ended September 29, 2004 Compared to Quarter Ended October 1, 2003

        Research and Development Expense.    Research and development expense for the third quarter of 2004 was $5.7 million, an increase of $3.5 million from the prior year quarter. Research and development expense relating to the paclitaxel business was $200,000 in 2003, and is included in discontinued operations. Oncology research and development expense increased $3.6 million to $4.6 million in the third quarter of 2004, and genomics research and development expense increased $100,000 to $1.1 million in the third quarter of 2004. Increased oncology and genomics expense was primarily due to our preclinical development activities consisting of higher contract manufacturing expense ($2.1 million), consulting and outside services expense ($800,000) and compensation and fringe benefits expense ($800,000).

        General and Administrative Expense.    General and administrative expense for the third quarter of 2004 was $2.0 million, a decrease of $1.3 million from the prior year quarter. Approximately $600,000 of our general and administrative expense in 2003 was incurred in connection with our paclitaxel business and is included in discontinued operations. The $1.3 million decrease was primarily due to lower compensation and fringe benefits expense due to fewer employees ($400,000), lower depreciation expense resulting from the disposition of fixed assets ($200,000), lower insurance expense ($200,000) primarily resulting from lower rates and the disposition of fixed assets, lower legal expense ($200,000), and lower maintenance expense ($200,000) due to costs incurred in 2003 with the relocation of our headquarters facility.

        Interest Income.    Interest income for the second quarter of 2004 increased by $200,000 compared to the prior year quarter. The increase was attributable to higher average balances of interest-bearing investments.

        Interest Expense.    Prior year interest on debt owed to Abbott Laboratories of $300,000 is included in discontinued operations.

        Discontinued Operations.    Income from discontinued operations for the third quarter of 2004 was $3.0 million, an increase of $4.1 million from the prior year quarter. Income of $3.0 million in the third quarter of 2004 was our share of the cash proceeds of the Mayne Pharma patent infringement lawsuit against Mylan Laboratories. As a result of the sale of our paclitaxel business in December 2003, we anticipate having no material sales revenue in 2004.

Nine Months Ended September 29, 2004 Compared to Nine Months Ended October 1, 2003

        Research and Development Expense.    Research and development expense for the nine months ended September 29, 2004 was $12.8 million, an increase of $5.0 million from the 2003 period. Research and development expense relating to the paclitaxel business was $900,000 in 2003, and is included in discontinued operations. Oncology research and development expense increased $5.4 million to $9.0 million in the 2004 period, and genomics research and development expense increased $500,000 to $3.8 million in the 2004 period. Increased oncology and genomics expense was primarily due to our preclinical development activities consisting of higher contract manufacturing expense ($3.0 million), consulting and outside services expense ($1.4 million) and compensation and fringe benefits expense ($1.1 million), partially offset by lower supplies expense ($500,000).

        General and Administrative Expense.    General and administrative expense for the nine months ended September 29, 2004 was $6.2 million, a decrease of $2.9 million from the 2003 period. Approximately $1.0 million of our general and administrative expense in 2003 was incurred in connection with our paclitaxel business and is included in discontinued operations. The $2.9 million decrease was primarily due to lower compensation and fringe benefits expense due to fewer employees ($1.0 million), lower depreciation expense resulting from the disposition of fixed assets ($600,000), lower consulting and outside services expense ($400,000), lower rent and facility costs ($400,000), lower insurance expense due to lower rates and the disposition of fixed assets ($300,000), and lower maintenance expense ($300,000) primarily due to costs incurred in 2003 with the relocation of our headquarters facility.

        Interest Income.    Interest income for the nine months ended September 29, 2004 increased by $400,000 compared to the 2003 period. The increase was attributable to higher average balances of interest-bearing investments.

        Interest Expense.    Prior year interest expense on debt owed to Abbott Laboratories of $1.1 million is included in discontinued operations.

        Discontinued Operations.    Income from discontinued operations was $3.0 million for the nine months ended September 29, 2004, a decrease of $1.6 million from the 2003 period. As a result of the sale of our paclitaxel business in December 2003, we anticipate having no material sales revenue in 2004. The income recognized in 2004 primarily resulted from our share of the cash proceeds of the Mayne Pharma patent infringement lawsuit against Mylan Laboratories totaling $3.0 million.

Liquidity and Capital Resources

        Our requirements for research and development and other expenditures have been, and will continue to be, significant. As of September 29, 2004, we had a working capital balance of $28.7 million compared to a working capital balance of $47.1 million at December 31, 2003. Our cash, cash equivalents, short-term and long-term investments totaled $41.6 million and $50.8 million at September 29, 2004 and December 31, 2003, respectively. From inception, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of $21.1 million of private placements of equity and convertible securities of $67.5 million of the exercise of warrants and options of $8.0 million, of debt of $8.1 million, and with the sale of the paclitaxel business resulting in gross proceeds of $71.7 million.

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

        TL Ventures Funds, one of our principal institutional investors, advised us that it believes that completion of the sale of our paclitaxel business to Mayne Pharma entitled it to have its $8.0 million of Company 4% convertible subordinated debentures redeemed. We dispute this position. A legal proceeding to resolve the matter is now pending in Delaware.

        We believe existing resources will be adequate to fund our operations and capital expenditures for at least the next 12 months. However, pharmaceutical development is a costly, risky and time intensive activity. To bring our various programs to completion will require us to raise additional capital in the future. We cannot assure you that we will be able to obtain additional capital on terms that will be acceptable to us. In addition, we may seek to in-license or purchase new products or technologies. The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies on terms acceptable to us.

        Working Capital and Cash Flow:    Cash and cash equivalents were $2.3 million at both September 29, 2004 and December 31, 2003. This was primarily due to $13.6 million of net cash used in operating activities, which includes the receipt of $3.0 million from the settlement of the Mylan litigation, offset by the net proceeds from the sale of common stock totaling $4.8 million and the net proceeds from the sale of short-term and long-term investments totaling $8.9 million. With the sale of the paclitaxel business in December 2003, we no longer generate cash from operating activities.

        In connection with the sale of the paclitaxel business, all related inventories were sold with the business. The majority of our accounts receivable were settled with the sale of the paclitaxel business, as were certain liabilities. We anticipate that the level of our accounts receivable and inventories will remain negligible, as we do not anticipate any material sales revenue during 2004.

Critical Accounting Policies

        The Company's critical accounting policies are presented in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. There were no changes to these critical accounting policies during the nine months ended September 29, 2004.

Special Note Regarding Forward-Looking Statements

        The statements in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions as of the date of this report, based on currently available information. Forward-looking statements can be identified by the use of words such as "believe," "intend," "estimate," "may," "will," "should," "anticipated," "expected," "trusts" or comparable terminology or by discussions of strategy. Such forward-looking statements may include, among others:

  •
  statements concerning our plans, objectives and future economic prospects, such as matters relative to developing new products;

  •
  the availability of patent and other protection for our intellectual property;

  •
  the completion of preclinical studies, clinical trials and regulatory filings;

  •
  the prospects for, exclusivity provided for, and timing of, regulatory filings, clearances and approvals;

  •
  the need and plans for, and availability of, additional capital;

  •
  the amount and timing of capital expenditures;

  •
  the timing of product introductions and sales;

  •
  the availability of raw materials;

  •
  the ability to manufacture acceptable preclinical and clinical material in adequate quantities;

  •
  the ability to outsource activities;

  •
  the future acquisition of products or business entities;

  •
  prospects for future operations; and

  •
  other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

        Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those identified above under "Research and Development—Certain Risks and Limitations" and the following:

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

  •
  Manufacture of our product candidates for use in clinical trials, particularly TPI 287, can be a complex and difficult process; if we are unable to manufacture adequate quantities of any of these compounds, development could be significantly delayed.

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

  •
  Our therapy for Huntington's Disease requires an appropriate intercranial delivery mechanism; failure to identify such a mechanism could be a significant obstacle to human therapy.

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

  •
  We rely on third parties to perform certain services for us and any interruption or termination of these arrangements would adversely affect our business.

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

  •
  Litigation or third-party claims of intellectual property infringement would require us to spend substantial time and money and may adversely affect our ability to develop and commercialize future products.

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

  •
  We implemented anti-takeover provisions in 1996 that may reduce the market price of our common stock.

Other Risks Related to Our Business

  •
  The loss of our Chairman and Chief Executive Officer, Leonard P. Shaykin or other key executives, could severely harm our business.

  •
  We may be unable to renew or extend the leases on our leased facilities.

        These and other factors related to the Company's business are described in more detail under the caption "Risk Factors" or "Special Note Regarding Forward-Looking Statements" in the Company's documents filed from time to time with the Securities and Exchange Commission. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We currently invest our excess cash balances in money market accounts, and short-term and long-term investments that are subject to interest rate risk. The amount of interest income we earn on these funds will decline with a decline in interest rates. Our investments are subject to a loss of principal with an increase in interest rates if sold prior to their maturity. However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, an immediate change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

        The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended ("the Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 29, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Part II—Other Information

Item 1. Legal Proceedings

        On July 6, 2004, we announced Mayne Pharma reached an agreement to settle the patent infringement lawsuit against Mylan Laboratories regarding stabilized formulations of paclitaxel. Pursuant to the terms of the agreement, we received a $3.0 million cash payment as our share of the proceeds from this settlement, which we recorded in discontinued operations in the third quarter of 2004.

        See our Form 10-Q for the quarter ended June 30, 2004 for disclosure of a development affecting our legal proceeding with two TL Ventures funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The Company transferred 18,359 shares of common stock to its Employee Stock Ownership Plan in August 2004. As a transfer by the Company to a noncontributory benefit plan, no sale of securities was involved.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        At Tapestry's annual meeting of stockholders on July 6, 2004, the matters listed below were submitted to a vote of Tapestry's stockholders with the following results:

1.
The election of three Class II directors to hold office until the 2007 Annual Meeting:

	Number of Shares
Nominee
	For	Withheld
Patricia A. Pilia, Ph.D.	28,039,622	752,960
Edward Erickson	27,829,859	962,723
Richard N. Perle	27,505,376	1,287,206
2.
Approval of the Company's 2004 Equity Incentive Plan:

Number of Shares
For	8,006,644
Against	2,212,930
Abstain	55,239
3.
Approval of the Company's 2004 Non-Employee Directors' Stock Option Plan:

Number of Shares
For	8,135,862
Against	2,102,489
Abstain	36,462

        A fourth proposal, to ratify the selection by the Board of Directors of Ernst & Young LLP as our independent auditors for the year ending December 31, 2003, was included in our proxy statement for the annual meeting but was not voted upon. Ernst & Young LLP resigned as our independent auditors between the mailing of the proxy statement and the date the annual meeting was held. Subsequently, we engaged Grant Thornton LLP as our independent auditors.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

TAPESTRY PHARMACEUTICALS, INC.
November 4, 2004	By:	/s/ LEONARD P. SHAYKIN Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer
November 4, 2004	By:	/s/ GORDON LINK Gordon Link Senior Vice President, Chief Financial Officer (Principal Financial Officer)
November 4, 2004	By:	/s/ BRUCE W. FIEDLER Bruce W. Fiedler Controller (Principal Accounting Officer)