Form 10-K
period 2004-12-29
TAPESTRY PHARMACEUTICALS, INC
filed 2005-02-24
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2004

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
(303) 516-8500 (Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $56,497,000 as of June 30, 2004 (the last business day of the registrant’s second fiscal quarter in 2004). For purposes of determining this number, 1,196,819 shares of common stock held by affiliates are excluded. For purposes of making this calculation, the registrant has defined affiliates as including all directors and executive officers and related parties thereto.

As of February 15, 2005, the registrant had 33,436,151 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; conduct clinical trials with respect to our product candidates; seek regulatory approvals; seek additional financing; address certain markets; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements not specifically described above also may be found in these and other sections of this report.

Business

General

Tapestry Pharmaceuticals, Inc. (“we,” “Tapestry” or the “Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. We are also actively engaged in evaluating new therapeutic agents and/or related technologies. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies. Acquisitions of new products or technologies may involve the purchase or license of such products or technologies, or the acquisition of, or merger with, other companies.

We incur substantial research and development expense related to the development of our proprietary anticancer compounds. We incurred significant losses since formation, including losses from continuing operations of $21.6 million for the year ended December 29, 2004. Our accumulated deficit was $89.7 million as of December 29, 2004. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient revenue to support our development operations, including the research and development activity discussed below.

Our ability to generate sufficient sales to support our operations will depend upon the successful development and commercialization of products based on our proprietary oncology technologies.

On November 16, 2004, we decided to discontinue research on our genomics products, excluding Huntington’s Disease, and close the Genomics division. We will continue our research activities relating to the Huntington’s Disease program, with the majority of such work being performed by the University of Delaware and contract service providers.

All of our products and technologies are in the early stages of development and we cannot assure you that our efforts to bring these products to market or profitability will be successful.

Historically, the focus of our business was the production and sale of paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees. The majority of our resources had been devoted to this endeavor. Prior to the sale of the paclitaxel business, we had accumulated approximately $100 million of losses, principally through research and development activities, and the development and implementation of our manufacturing capabilities so that we could supply bulk paclitaxel to our marketing partners, Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) (“Mayne Pharma”), a subsidiary of Mayne Group Limited, and Abbott Laboratories (“Abbott”).

On December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for $71.7 million in cash minus an inventory adjustment of $4.6 million to reflect the Company’s actual inventory as of the closing. In addition, Mayne Pharma assumed certain liabilities associated with our paclitaxel business. Approximately $21.9 million of the proceeds of the transaction were paid to Abbott to retire all outstanding debt and payables we owed to Abbott.

The assets sold to Mayne Pharma included our paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. We retained all of our intellectual property not used in connection with the business sold and we retained intellectual property rights to research, develop, make, use and sell products other than those associated with the generic injectable paclitaxel business. We also retained liabilities related to our ongoing business, including those relating to our employees, our contracts and license agreements unrelated to the paclitaxel business and certain leases and purchase orders. In addition, we retained other liabilities related to our manufacturing and sale of paclitaxel that arose prior to the closing of the asset sale. Upon closing of the asset sale, we exited the generic paclitaxel business, terminated the development agreements with Abbott and Mayne Pharma, and transferred our other generic paclitaxel marketing agreements to Mayne Pharma.

We were incorporated as a Washington corporation in 1991, and reincorporated as a Delaware corporation in 1993. Our principal executive offices are located at 4840 Pearl East Circle, Suite 300W, Boulder, Colorado 80301.

Tapestry Research and Development Activities

The following chart identifies our four therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indication(s)	Development Status
TPI 287	Prostate, Non-Small Cell Lung, Pancreatic, Ovarian, and Colon Cancer	Received FDA clearance to commence Phase I Clinical Trial
Quassinoids	Cancers	Preclinical Development
Peptide Linked Cytotoxics	Cancers	Preclinical Development
Oligo Therapy	Huntington’s Disease	Preclinical Development

We terminated the development status of the Sickle Cell hereditary disease program and the Bombesin targeted oncology program. Both the quassinoid analog program and the peptide linked cytotoxic program remain in active development with additional potential lead compounds being tested.

•       TPI 287 is a novel third generation taxane. On December 21, 2004, we filed an Investigational New Drug (“IND”) application, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”). Assuming that we are able to manufacture and formulate sufficient quantities of TPI 287 for clinical testing, and we obtain authorization from institutional review boards and other relevant bodies, we believe we will be able to commence human clinical trials with TPI 287 in the first half of 2005. In preclinical testing, TPI 287 demonstrated the ability to inhibit tumor cell growth in a number of in vitro cell lines and has shown inhibition of tumors in certain animal xenograft models when tested against standard comparative agents. The in vitro activity was seen across multiple cell lines including cell lines known to be sensitive to taxanes and cell lines known to be resistant to taxanes. Taxane sensitive cell lines in which TPI 287 shows activity include cell lines derived from breast cancer, uterine cancer and small cell lung cancer. Taxane resistant cell lines in which TPI 287 shows activity include lines derived from breast cancer, colon cancer, prostate cancer and pancreatic cancer. In in vivo animal testing, TPI 287 demonstrated reduction in the rate of tumor growth when compared to paclitaxel in both taxane resistant and taxane sensitive breast cancer xenografts. In similar experiments, it was also superior to docetaxel in both prostate cancer and non-small cell lung cancer xenografts. It was also comparable to SN-38, a pro-drug of irinotecan (a camptothecan analog), in colon cancer.

•       Quassinoids are complex polyfunctional, polycyclic natural products of the plant family Simaroubaceae, which exhibit antineoplastic activity. We have in-licensed several quassinoid compositions as well as their isolation and synthesis. We have completed several in vitro and in vivo preclinical studies on TPI 273 and other proprietary Quassinoid analogs, and additional preclinical studies are in progress to better delineate the antineoplastic activity of these compounds. We are also conducting preclinical research on additional Quassinoid analogs. Currently, we cannot predict when or if any of these Quassinoids will be advanced into clinical development.

•       Peptide linked conjugates consist of a synthetic peptide ligand chemically linked to a cytotoxic agent. The new chemical entity thus created appears to positively alter the therapeutic index of the cytotoxic agent in certain tumor models. We have in-licensed intellectual property in this area. To date, we have completed several in vitro and in vivo preclinical studies on TPI 284, a proprietary peptide linked conjugate, which indicate that this compound has activity in certain cancer cell lines. We are currently conducting studies on additional proprietary peptide linked compounds to further determine the activity and therapeutic indexes of peptide linked cytotoxics. Currently, we cannot predict when or if any of these conjugates will be advanced into clinical development.

•       Huntington’s Disease is a progressive, inherited, neurological disorder resulting in degeneration of neural tissue. The disease is characterized by lethal huntingtin protein aggregate formation in neural tissue. Eventually, the patient suffers dementia, uncontrolled movements and death. There is no known cure for this rare disease. Symptoms usually appear between the ages of 30 and 45, although younger people can also develop the disease. In the United States the disease affects approximately 1 of every 10,000 people. We are developing an oligonucleotide therapy, which may slow the progression of the disease or may eliminate the death of the nerve cells. We are in the early stages of this program and we can provide no assurance that we will be successful in this development effort. To date, we have conducted several in vitro studies to determine the effects of our oligonucleotide therapy in a model neuronal cell based assay and in a biochemical assay that detects molecules that disrupt protein aggregation. We have also recently concluded an in vivo animal study of Huntington’s Disease. The data from this study indicated that the oligonucleotide therapy may have an effect on mitigating the motor deficits seen in Huntington’s Disease. We are currently initiating an additional study, which is designed to establish the dose response for the oligonucleotide therapy in a transgenic mouse model of Huntington’s Disease that may support the results of previous in vitro and in vivo studies as to the efficacy of the oligonucleotide. We expect to have the data from this new study by the end of the third quarter of 2005.

In 2000, we entered into a 20-year technology license with the University of Delaware, Thomas Jefferson University and The Samuel Roberts Noble Foundation, Inc. The license agreement grants us exclusive worldwide rights to intellectual property including patent applications relating to the use of proprietary molecules designed to edit genes in humans, animals, plants, viruses and microbes. One of the licensed technologies relates to the treatment of Huntington’s Disease and other neurological diseases. Another of the licensed technologies allows us to use proprietary oligonucleotides to make small, specifically targeted modifications in the chromosomes of a target animal or plant. At this time, we are actively pursuing only the Huntington’s Disease technology.

We have agreed to provide research and patent funding to the University of Delaware and Thomas Jefferson University, as well as an ongoing license fee paid in our common stock. Through December 29, 2004, we have issued an aggregate of 500,000 shares of common stock under the license. Assuming we do not cancel the license, we will issue an additional 700,000 shares in 100,000 share-per-year increments on the license anniversaries and/or in 200,000 share increments upon the achievement of certain milestone events. We may, at our option, accelerate the issuance dates. The license is terminable at our option and, if it is terminated, no further shares will be issued. We have committed to fund at least $300,000 in research at the University of Delaware during 2005. Unless we terminate the license, we are also committed to funding at least $300,000 in research at the University of Delaware during 2006 as well.

Certain Risks and Limitations.   The clinical development of these drugs has many risks of failure. We have included a discussion of a number of the risks and uncertainties associated with completing our product development plans under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below.

We continuously reassess all of our research and development efforts, including those for the therapeutic products described above. At any time, we may expand, delay, terminate or dispose of all or any portion of our research and development programs and therapeutic products or we may develop or acquire rights to new product candidates.

Patents and Proprietary Technology

We own or have licensed issued patents and have applied for patents relating to our oncology programs as well as our Huntington’s Disease program. We (and our licensors) have applied for and will continue to apply for patents covering our technologies, processes and products as and when we deem appropriate. However, these applications may fail to result in issued patents.

We also rely on trade secrets and other proprietary information to develop and protect our competitive position, some of which is not patented. Our success will depend in part on our ability to protect our trade secrets related to our programs. While we believe that we have protected our trade secrets, some of our current or former employees, consultants, scientific advisors or collaborators could make unauthorized disclosures of our confidential information to competitors or use our technology for their own benefit. Enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods and technology, or gain access to our proprietary information through some other means.

Government Regulation and Product Approvals

Pharmaceutical research, preclinical development, clinical trials, manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by governmental authorities in the U.S. and other countries. Regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of our products and product candidates. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

The steps required before a pharmaceutical agent may be marketed in the U.S. include preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies, the submission of an IND to the FDA for human clinical testing, the carrying out of adequate human clinical trials to establish the safety and efficacy of the pharmaceutical agent, the submission of a New Drug Application (“NDA”) to the FDA, and FDA approval of the NDA. In addition to obtaining FDA approval for each product, a drug manufacturing establishment also must be registered with the FDA. Drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations.

Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess safety. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations. The results of some of the preclinical tests form a part of an IND, along with the proposed clinical study, chemistry and manufacturing information.

Clinical trials are typically conducted in three sequential phases. In Phase I, the initial introduction of the drug into a small number of healthy volunteers is undertaken. The drug is evaluated for safety. For certain drugs, such as cancer drugs, Phase I trials may be conducted in patients rather than in healthy volunteers. Clinical trials must be conducted in accordance with good clinical practice regulations.

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

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996. These privacy rules protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. We believe that we generally have taken all necessary steps to comply with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and federal. However, we, or the parties with which we do business, may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps and uncertainties associated with FDA approval described above.

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for product sales, financing, executive talent and intellectual property. We compete with all entities developing and producing therapeutic agents, including those for cancer treatment. Our competitors vary in terms of scale from small biotechnology companies to large pharmaceutical companies. Companies developing or selling taxane products include American Pharmaceutical Partners, Aventis, Bristol Myers Squibb, Wyeth, Daiichi, Abbott Laboratories and Bayer.

Research and Development Expense

During the years ended in 2004, 2003 and 2002, we incurred approximately $17.7 million, $10.8 million and $15.9 million, respectively, on research and development expense for our oncology and genomics product candidates. Research and development is expected to remain a significant expense of our business. Our research and development is expected to concentrate on the development of novel anticancer agents. We anticipate bringing TPI 287 into clinical trials during the first half of 2005. In addition, we have ongoing research with a number of cytotoxic compounds that may advance into clinical evaluation. Subject to the outcome of ongoing in vivo research, we may assess the feasibility and requirements for entering into clinical trials with our Huntington’s Disease oligonucleotide. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs, if ever. Continued development of these programs is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms.

Foreign and Domestic Operations; Export Sales

We had no material product sales during 2004. All prior year sales related to discontinued operations and have been reported as such.

Employees

As of December 29, 2004, we had 64 employees, which included 14 part-time employees. Of these employees, 15 held Ph.D. or M.D. degrees. We had 43 employees, including 12 part-time employees, engaged in drug development, and 21 employees, including 2 part-time employees, engaged in administration, legal, information technology and finance. We believe that our relations with our employees are good. In addition, we contract with many outside consultants for services relating to our drug development programs.

Available Information

We make available, free of charge, on or through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our internet address is www.tapestrypharma.com. You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2
Properties

We lease 10,000 square feet of administrative space and 5,600 square feet of space for research and development in Boulder, Colorado. We lease 1,100 square feet in Allentown, Pennsylvania for research and development, and we lease 2,100 square feet of office space in New York City, New York for administration. We lease 13,500 square feet in Newark, Delaware, which will terminate in May 2005, and is accounted for as discontinued operations. We also own five acres of undeveloped land in Longmont, Colorado which is accounted for as other assets. Some of our oncology research and development activities are conducted at a contract research laboratory leased to us by ChromaDex, Inc. ChromaDex is a supplier of phytochemical reference standards which we sold our analytical and service group to in April 2003 in exchange for approximately 15% of ChromaDex’s then outstanding common stock. As part of this transaction, ChromaDex assumed the lease for our research facility in Boulder, Colorado, and we sublease a portion of this facility back from ChromaDex. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3
Legal Proceedings

TL Ventures advised us before the sale of our paclitaxel business to Mayne Pharma that it believed completion of such sale entitled it to have its $8.0 million of Company 4% convertible subordinated debentures redeemed. By their terms, these debentures were due on February 12, 2007. We disputed TL Ventures’ position. On September 8, 2003, TL Ventures Funds reasserted its position and informed us that, if we could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, we filed a complaint in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. In our complaint, we sought a declaratory judgment from the court that the asset sale to Mayne Pharma did not permit TL Ventures to have the 4% convertible subordinated debentures redeemed. TL Ventures filed a motion to dismiss the suit, and filed an action in a case captioned TL Ventures V L.P. and TL Ventures V Interfund L.P. v. NaPro BioTherapeutics, Inc., Case No. 110-N, Delaware Court of Chancery, alleging that TL Ventures is entitled to redeem its 4% convertible subordinated debentures. The Colorado action was dismissed, and the case proceeded in the Delaware Court of Chancery.

On February 18, 2005 we entered into an agreement with TL Ventures providing for a complete settlement of the litigation, a mutual release of claims and the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery of the debentures to the Company for cancellation. The notes do not bear interest and are payable in monthly installments of $50,000 beginning in February 2005, $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008. Accrued interest of approximately $134,000 was included in the cash payment made with the closing. We recorded the obligation resulting from the settlement on our balance sheet as of December 29, 2004.

Item 4

Not applicable.

Part II

Item 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq SmallCap Market, where it trades under the symbol “TPPH.”  The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock for the fiscal years ended December 29, 2004 and December 31, 2003:

		High	Low
2004	Fourth Quarter	$1.25	$0.89
	Third Quarter	1.74	0.80
	Second Quarter	2.86	1.54
	First Quarter	3.19	1.96
2003	Fourth Quarter	$2.15	$1.63
	Third Quarter	1.88	1.09
	Second Quarter	3.08	0.54
	First Quarter	0.76	0.30

Stockholders

As of February 1, 2005 we had 322 stockholders of record.

Dividends

To date, we have not paid any dividends on our common stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future, if at all.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 regarding securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities

On November 23, 2004, we issued 77,675 shares of common stock to the University of Delaware, 10,450 shares of common stock to Thomas Jefferson University and 11,875 shares of common stock to The Samuel Robert Noble Foundation, Inc., all in accordance with a 20-year technology license. The shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

Item 6
Selected Financial Data

The selected financial data presented below for each year in the five years ended December 29, 2004, are derived from our financial statements, which have been audited for 2004 by Grant Thornton LLP and for the other years by Ernst & Young LLP, registered public accounting firms, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with our consolidated financial statements at December 29, 2004 and December 31, 2003 and for each of the three years reported in the period ended December 29, 2004, and the related Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The results of our Genomics division operations, excluding the Huntington’s Disease program, and our generic paclitaxel business, which was sold on December 12, 2003 to Mayne Pharma, have been reported as discontinued operations.

	Year Ended
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$13,504	$6,485	$6,067	$6,381	$131
General and administrative	7,794	8,616	8,446	7,178	6,815
Operating loss	21,298	15,101	14,513	13,559	6,946
Other income (expense):
Interest income	694	110	267	793	372
Interest expense	(951)	(865)	(723)	(32)	(26)
Net loss from continuing operations	(21,555)	(15,856)	(14,969)	(12,798)	(6,600)
Income (loss) from discontinued operations	(2,619)	53,984	6,304	(12,970)	(10,025)
Net income (loss)	$(24,174)	$38,128	$(8,665)	$(25,768)	$(16,625)
Basic and diluted net income (loss) per common share	$(0.74)	$1.24	$(0.29)	$(0.93)	$(0.69)
Basic and diluted weighted average common shares outstanding	32,747	30,801	29,606	27,585	23,924

	Year Ended
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$35,722	$50,782	$6,762	$10,144	$18,982
Working capital	23,473	47,053	33,595	13,582	23,168
Total assets	39,293	57,766	45,328	37,061	38,001
Long term debt, net of current maturities	3,245	41	19,861	19,846	14,953
Deferred income, long term	—	—	5,887	6,508	—
Convertible debt	—	5,702	5,151	—	—
Accumulated deficit	(89,724)	(65,550)	(103,678)	(95,013)	(69,245)
Stockholders’ equity	27,780	45,998	6,796	1,137	18,587

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of Tapestry Pharmaceuticals, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Certain statements set forth below constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the “Reform Act.” See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” below.

General

We are a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. We believe that our compounds function by novel biological and/or chemical mechanisms and, therefore, if successful in clinical trials, may add to the amelioration of their specific disease targets.

We are also actively evaluating new therapeutic agents and/or related technologies. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in cancer as well as other therapeutic areas. Acquisitions of new products or technologies may involve the purchase or licensing of such products or technologies, or the acquisition of, or merger with, other companies.

We have incurred significant losses, including losses from continuing operations of $21.6 million, $15.9 million and $15.0 million for the years ended December 29, 2004, December 31, 2003 and December 31, 2002, respectively. Our accumulated deficit was $89.7 million as of December 29, 2004. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends primarily upon the successful development and commercialization of products. Our oncology program consists of developing both targeted as well as non-targeted chemical compounds for the treatment of cancer. All of our products and technologies are in the early stages of development and we cannot assure you that our efforts will be successful.

Research and Development

Our current business is focused on research and development of proprietary therapies for the treatment of cancer. In 2004, 2003 and 2002, we were also engaged in development of genomic technologies. In 2003 and 2002, we were engaged in research and development related to our paclitaxel business. Costs relating to genomic technologies, excluding the Huntington’s Disease program, and the paclitaxel business are aggregated in discontinued operations. During the last three fiscal years, we have incurred the following expenses related to research and development projects (in thousands):

	2004	2003	2002
Oncology	$12,474	$5,580	$4,929
Huntington’s Disease	1,030	905	1,138
Discontinued operations	4,242	4,304	9,811
	$17,746	$10,789	$15,878

Research and development will continue to be the most significant expense of our business going forward. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. We filed an oncology IND application in December 2004 and were cleared by the FDA in January 2005 to proceed into clinical trials. We expect to begin clinical trials of this oncology product during the first half of 2005. We are currently performing in vivo experimentation that will help us determine the feasibility of entering into clinical trials with our Huntington’s Disease oligonucleotide. We cannot be sure that we will be able to achieve our goals relating to these programs. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs. Continued development of these programs is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms. We have included a number of the risks and uncertainties associated with completing our product development plans on schedule in the ‘Special Note Regarding Forward-Looking Statements’ and “Risk Factors” below.

Year Ended December 29, 2004 Compared to Year Ended December 31, 2003

Research and Development Expense.   Research and development expense from continuing operations for 2004 was $13.5 million as compared with $6.5 million in 2003. The $7.0 million increase was primarily due to our preclinical development activities consisting of higher contract manufacturing expense ($3.6 million), higher consulting and outside services expense ($2.6 million), and higher compensation and fringe benefits expense ($1.1 million), offset by lower legal expenses ($300,000).

General and Administrative Expense.   General and administrative expense from continuing operations for 2004 was $7.8 million, a decrease of $800,000 from 2003. The decrease was primarily due to costs incurred in 2003 associated with terminating a lease in one of our corporate facilities in Boulder, Colorado ($1.0 million) partially offset by higher outside services expenses ($200,000).

Interest Income.   Interest income of $700,000 for 2004 increased by $600,000 from the prior year due to higher average balances of interest-bearing investments.

Interest Expense.   Interest expense for 2004 and 2003 was approximately $1.0 million and $900,000, respectively. The increase was primarily due to the amortization of the discount of the $8.0 million in convertible debentures.

Discontinued Operations.   Loss from discontinued operations was $2.6 million in 2004 as compared with income of $54.0 million in the prior year. The loss in 2004 was primarily due to the closure of the Genomics division ($5.7 million), partially offset by $3.0 million of proceeds from the settlement of the Mylan litigation related to the paclitaxel business. Net income in 2003 was primarily due to the gain, net of tax, on the sale of the paclitaxel business of $54.1 million.

Research and development expense included in discontinued operations was $4.2 million in 2004 as compared to $4.3 million in 2003. The decrease in expense was due to having no paclitaxel related research and development expense in 2004 as compared with $900,000 in 2003 and lower supplies expense ($700,000) in the genomics operations, partially offset by higher compensation and fringe benefits expense ($1.0 million), higher occupancy costs ($300,000) and higher outside services expense ($200,000) incurred in 2004 in connection with genomics operations.

General and administrative expense included in discontinued operations was $0 in 2004 compared to $3.8 million in 2003. The decrease was due to lower compensation and benefits expense ($2.5 million) due to having no employees in general and administrative functions in either the discontinued genomics operations or the paclitaxel business during 2004, lower depreciation expense ($500,000) resulting from the disposition of fixed assets and from charges incurred in 2003 with the shortened useful life of leasehold improvements at the vacated Boulder, Colorado facility, lower outside services expense ($300,000) and lower marketing costs ($200,000).

In 2003, $1.4 million of interest expense was attributable to debt owed to Abbott Laboratories and is included in discontinued operations.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Research and Development Expense.   Research and development expense from continuing operations for 2003 was $6.5 million, an increase of $400,000 from 2002. This increase was mainly due to higher compensation and fringe benefits expense, driven by higher executive bonuses.

General and Administrative Expense.   General and administrative expense from continuing operations for 2003 was $8.6 million, an increase of $200,000 from 2002. This increase was mainly attributable to costs associated with terminating a lease in one of our corporate facilities in Boulder, Colorado ($1.0 million) partially offset by lower legal expense ($600,000).

Interest Income.   Interest income for 2003 of $100,000 decreased by $200,000 from the prior year. The decrease was attributable to lower average balances of interest-bearing investments, as well as lower interest rates.

Interest Expense.   Interest expense for 2003 was $900,000, an increase of $100,000 from the prior year. The increase was primarily attributable to the amortization of the discount associated with the conversion feature of the $8.0 million in convertible debentures issued in February 2002.

Discontinued Operations.   Income from discontinued operations was $54.0 million in 2003 as compared with income of $7.4 million in 2002. The income in 2003 was primarily due to the gain on sale of the paclitaxel business of $54.1 million, net of tax, and income from operations of the paclitaxel business of $6.4 million, offset by the loss from the Genomics division of $6.5 million. In 2002, income from the paclitaxel business was $11.5 million, offset by the loss from the closure of the Genomics division of $4.1 million. Also included in discontinued operations was license fee income of $1.0 million in 2003, a decrease of $7.9 million from 2002. The decrease was attributable to our receipt of a one-time milestone payment of $8.0 million from Abbott upon commencement of commercial sales in the U.S. in 2002.

Research and development expense included in discontinued operations decreased $5.5 million to $4.3 million in 2003 as compared with $9.8 million in 2002. The decrease was primarily due to lower outside services expense ($2.3 million), decreased compensation and fringe benefits expense ($1.7 million), lower legal costs associated with patent development ($800,000), and lower travel expenses ($200,000). During 2002, a significant portion of our research and development expenditures were related to our semi-synthesis paclitaxel program and cost involved in obtaining regulatory approvals in Europe. Compensation and fringe benefits declined in 2003 due to the sale of our Analytical Services group to ChromaDex, Inc. and staffing reductions in our genomics and oncology programs.

General and administrative expense included in discontinued operations was $3.8 million in 2003 as compared with $1.7 million in 2002. The increase was primarily due to higher compensation expense ($1.0 million), higher depreciation expense resulting from accelerated depreciation of leasehold improvements at the Boulder, Colorado facility due to the early termination of our lease ($500,000), and higher consulting and outside services expense ($300,000).

In each of the years 2003 and 2002, $1.4 million of additional interest expense was attributable to the Abbott debt and is included in discontinued operations.

Liquidity and Capital Resources

Our capital requirements for research and development have been, and will continue to be, significant. As of December 29, 2004, we had a working capital balance of $23.5 million compared to a working capital balance of $47.1 million at December 31, 2003. To date, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of $8.0 million, debt of $8.0 million, and with the sale of the paclitaxel business resulting in gross proceeds of $71.7 million.

On December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for $71.7 million in cash minus an inventory adjustment of $4.6 million to reflect the Company’s actual inventory as of the closing. Mayne Pharma assumed certain liabilities associated with our paclitaxel business. Proceeds from the sale are being used to fund the development of Tapestry’s proprietary oncology products and for general corporate purposes. In addition, approximately $21.9 million of the proceeds was paid to Abbott Laboratories to retire all outstanding debt and payables we owed to Abbott.

In February 2002, we sold privately $8.0 million of common stock issued at $9 per share and $8.0 million principal of five-year 4% convertible subordinated debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. No placement agent was involved in the transaction. The net proceeds were $15.6 million. As part of this transaction, we recorded a discount attributable to the conversion feature of the convertible debentures in the amount of $3.1 million, which was amortized over the term of the debentures. In connection with the February 18, 2005 settlement of litigation with TL Ventures over whether the debentures were subject to redemption upon completion of the sale of our paclitaxel business to Mayne Pharma, we paid approximately $3,184,000 in cash and issued promissory notes in the amount of $4,670,000 in exchange for the delivery of the debentures by TL Ventures to the Company for cancellation. The notes do not bear interest and are payable in monthly installments of $50,000 beginning in February 2005, $110,000 in 2006 and $150,000 in 2007 with a $1,000,000 payment due on January 31, 2008. Accrued interest of approximately $134,000 was included in the cash payment made with the closing. We recorded the obligation resulting from the settlement on our balance sheet as of December 29, 2004. We imputed an interest rate of 18.5% on the notes. No gain or loss was recognized in connection with the settlement.

In November 2000, we entered into a 20-year technology license with the University of Delaware and Thomas Jefferson University relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. As of December 29, 2004, we have issued 378,875 shares of common stock under the license to the University of Delaware, 61,750 shares to Thomas Jefferson University and 59,375 shares to The Samuel Roberts Noble Foundation, Inc., each of which has an ownership interest in the licensed intellectual property. Assuming we do not cancel the license, we will issue an additional 700,000 shares in 100,000 share-per-year increments on the license anniversaries and/or in 200,000 share increments upon the achievement of certain milestone events. We may, at our option, accelerate the issuance dates. The license is terminable at our option and, if it is terminated, no further shares would be issued. We have committed to fund at least $300,000 in research under the license during 2005. Unless we terminate the license, we are also committed to funding at least $300,000 in research at the University of Delaware during 2006.

In August 2003, we filed a registration statement with the SEC covering the issuance of up to 6.5 million shares of our common stock and 1.0 million shares of our preferred stock. In March 2004, we issued 2.0 million shares of our common stock under this registration statement, for $5.2 million of gross proceeds, less $363,000 of issuance costs. At December 29, 2004, 4.5 million shares of common stock remained available to be issued. Additional shares may be sold under this registration statement only if the Company is eligible for primary offerings on Form S-3, which requires that the aggregate market value of common equity held by non-affiliates of the Company be $75 million or more. As of February 15, 2005, such aggregate market value approximated $27.3 million.

We believe existing capital will be adequate to fund our operations and capital expenditures for at least the next 12 months. However, pharmaceutical development is a costly, risky and time intensive activity. To bring our various programs to completion will require us to raise additional capital in the near future. Raising additional capital at current market prices for our common stock will result in substantial dilution to existing stockholders. We cannot assure you that we will be able to obtain additional capital on terms that will be acceptable to us or on any terms. In addition, we may seek to in-license or purchase new products or technologies. The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies. See “Risk Factors” below.

Working Capital and Cash Flow   Cash and cash equivalents were $1.7 million at December 29, 2004 and $2.3 million at December 31, 2003. Cash, cash equivalents, short-term and long-term investments decreased $15.1 million to $35.7 million for the year ended December 29, 2004 from $50.8 million at December 31, 2003. This was primarily due to $19.3 million of net cash used in operating activities, which includes the receipt of $3.0 million from the settlement of the Mylan litigation. Net cash provided by investing activities was $14.0 million primarily due to the sale of investments. Net cash provided by financing operations was primarily due to the net proceeds from the sale of common stock totaling $4.9 million. With the sale of the paclitaxel business in December 2003, we no longer generate cash from operating activities.

Our cash used in operating activities was primarily used to advance our product development efforts and for general corporate purposes. The majority of our future cash expenditures are expected to continue to be used to advance our product development programs and to fund clinical trials of our TPI 287 program. For further information regarding our product development and general and administrative expenditures, refer to Item 1, “Tapestry Research and Development Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 7.

Capital Expenditures   We spent $200,000 during 2004 for capital projects.

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

•       changes in facilities; and

•       changes in staffing levels.

We anticipate increased capital expenditures during 2005. The primary focus of capital spending during 2005 is expected to be in our research and development areas. We may seek additional financing to fund our capital expenditures. We cannot assure you that we will be able to obtain such financing on terms which are acceptable to us.

Net Operating Loss Carryforwards   As of December 29, 2004, we had approximately $84.8 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards, and could be triggered by sales of securities by us or our stockholders. We have performed an analysis of our net operating losses through December 31, 2003, and concluded there was no limitation on the use of our net operating losses or research and development credits due to the potential limitations under Section 382. Also, we do not believe that there were any events that occurred in the fiscal year ended December 29, 2004 that resulted in limitations on the use of our net operating losses or research and development credits due to potential limitations under Section 382.

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

Use of Estimates Policy:   The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Long-Lived Assets Policy:   In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of Long-Lived Assets,” we review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired. If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.

In the first quarter of 2004, we recognized an impairment loss of $200,000 associated with the gene isolation and service business due to our decision to discontinue our efforts in that business and our inability to find a buyer for the assets. In the fourth quarter of 2004, as part of our preparation of these financial statements, we recognized an impairment loss of $1.2 million in connection with the closure of our Genomics division. Such impairment losses were the only impairments of long-lived assets recorded in the fiscal years ended December 29, 2004, December 31, 2003 and December 31, 2002.

Stock Based Compensation:   As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for its stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Pursuant to APB 25, compensation expense is recorded over the vesting period only if the fair value of the underlying stock exceeds the exercise price. If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the fiscal years ended December 29, 2004 and December 31, 2002 would have increased by $3.8 million and $4.2 million, respectively, and our net income for the fiscal year ended December 31, 2003 would have decreased by $3.9 million based on the fair value of the stock options granted to employees. See “Impact of Recent Accounting Pronouncement” below.

Future Contractual Obligations

The table below summarizes our future contractual obligations at December 29, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable	$7,763	$3,636	$3,127	$1,000	$—
University of Delaware agreement	300	300	—	—	—
Operating leases	973	517	456	—	—
Total	$9,036	$4,453	$3,583	$1,000	$—

The notes payable obligation reflects the settlement, entered into on February 18, 2005, of the litigation with TL Ventures. See Item 3, “Legal Proceedings.”

Impact of Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) commencing with the quarter ending September 28, 2005. If we had included the cost of employee stock option compensation in our financial statements, our net loss for the fiscal years ended December 29, 2004 and December 31, 2002 would have increased by $3,806,000 and $4,238,000, respectively, and our net income would have decreased by $3,880,000 for the fiscal year ended December 31, 2003. Accordingly, the adoption of SFAS 123(R) is expected to have a material effect on our financial statements.

Special Note Regarding Forward-Looking Information

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” and other similar words and expressions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Risk Factors listed below could cause such differences. We undertake no obligation to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results, except to the extent required by law.

Risk Factors

You should carefully consider the following risk factors related to our current business operations before making a decision to invest in our common stock. Additional risks of which we are not yet aware or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer, the trading price of common stock could decline, and you may lose all or part of your investment.

If we fail to obtain the capital necessary to fund our operations when needed, we may be forced to reduce or discontinue our operations.

Pharmaceutical development is a costly and time-consuming process. We have limited resources and we will have to raise substantial additional financing in the future to carry out our research and development activities. The amount and timing of future capital expenditures will depend upon many factors, including:

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

•       changes in facilities; and

•       changes in staffing levels.

Our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. We expect that our monthly cash used by operations will increase for the next several years. Further, we will not have sufficient resources to fully develop any new products or technologies unless we are able to raise substantial additional financing on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. Debt financing, if available, may involve restrictive covenants that could hamper our ability to operate our business, make certain investments or strategic acquisitions or raise additional capital. In addition to future equity and debt financing, we may obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies, any one of which could adversely affect our business and results of operations. We could also be required to seek these strategic partners at an earlier stage than we might otherwise prefer and on less favorable terms than might be otherwise available. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations. Our inability to raise adequate capital could also cause us to have to relinquish, license or dispose of rights to products and technologies that we would otherwise attempt to develop or commercialize ourselves on less favorable terms that otherwise might be available.

Future sales and issuances of common stock may dilute our stockholders or cause our stock price to fall.

We may sell common stock in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock in more than one transaction, stockholders who purchase stock may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our product candidates and technologies are in an early state of development and there is a high risk that they may never be commercialized because of the costs of continuing development or for other reasons.

We do not currently have any products that have received regulatory approval for commercial sale, and we face the risk that none of our product candidates will ever receive regulatory approval. All of our product candidates are in early stages of development. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, marketing efforts and significant investment before they result in any revenues. We currently do not have the funds to bring any of our product candidates through to commercial approval. Therefore, advancing the development of our product candidates will require substantial additional investment. Continued development of these programs is therefore dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms, or at all. We do not expect any of our prospective products or technologies to be commercially available for at least several years and our efforts may not lead to commercially successful products for a number a reasons including the inability to be proven safe and effective in clinical trials, the lack of regulatory approvals or obtaining regulatory approvals that are narrower than we seek, inadequate financial resources to complete the development and commercialization of our product candidates or the lack of acceptance in the marketplace. With regard to the oligonucleotide therapy, the search for an appropriate intercranial delivery mechanism may present a significant obstacle to human therapy, even if the oligonucleotide itself proves to be active. Particularly with a product which is delivered intercranialy, even if we develop a product that becomes available for commercial sale, we cannot be certain that consumers will accept the product. We continuously reassess all of our research and development efforts, including those for the therapeutic products described in the “Business” section of this report. As new information about each technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data. As a result, we may find deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time. Potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or conduct of the investigation. At any time, we may expand, delay, terminate or dispose of all or any portion of our research and development programs and therapeutic products or we may develop or acquire rights to new product candidates.

Our potential products and technologies must undergo rigorous clinical testing and regulatory approvals and compliance, which could substantially delay or prevent us from marketing any products.

The clinical development of our product candidates has many risks of failure. Drugs must be proven safe and effective before they can be approved for human use. The advancement of drug candidates into human clinical trials is dependent on the positive outcome of pending preclinical studies, decisions by the FDA, institutional review boards, and other regulatory factors. Patient recruitment for clinical trials can be difficult, and clinical trials may be delayed or prolonged due to inability to recruit a sufficient number of patients. We may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Our product candidates rely on new and unproven technologies, and none of our proposed products or technologies have yet been involved in clinical tests designed to measure their safety or effectiveness in humans. The data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties and other actions that would seriously impair our ability to conduct our business. Even if regulatory approval is granted for a product, this approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

Any delay in, or failure to receive or maintain regulatory approval for, any of our products could prevent us from ever generating meaningful revenues or achieving profitability. Given the uncertainty of drug development, it is impossible to say how long the clinical development of any of these compounds will take. We cannot be sure that we will begin clinical testing for these programs at the times estimated in this document. We also cannot be sure of the cost of the effort necessary to complete these programs or when, if ever, we will receive material revenues from these programs. Successfully completing these programs and obtaining an approved product for sale in the U.S. and offshore will be dependent upon our raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms or at all.

If we fail to continue to meet all applicable Nasdaq SmallCap requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq SmallCap Market. In order to maintain our listing, we must meet minimum financial and other requirements. If we are unable to comply with Nasdaq’s listing standards, Nasdaq may determine to delist our common stock from the Nasdaq SmallCap Market. If Nasdaq made a determination to delist our common stock, the delisting procedure would involve a process beginning with Nasdaq’s notification and would include a hearing and the possibility of appeal. There is no assurance that at the end of this process our common stock would continue to be listed on the SmallCap Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity. Delisting could also adversely affect our ability to obtain financing for the continuation of our operations or to use our common stock in acquisitions. Delisting could result in the loss of confidence by suppliers, customers and employees.

Manufacturing issues may delay or hinder development or marketing of our product candidates.

The manufacture of our drug candidates is a complex process. Manufacturing these drugs for use in clinical trials, according to FDA guidelines, presents a number of significant risks and challenges. The manufacture of TPI 287, in particular, is a very complex and difficult process. If we are unable to manufacture adequate supplies of any of our compounds for our clinical trials, our timelines for development could be delayed significantly. If we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business, which could have a negative impact on our financial condition. We have no experience in manufacturing any of our proposed product candidates on a commercial basis. We also have no laboratories or manufacturing facilities for such commercial manufacturing activity. If we are unable to manufacture our products in a cost-effective manner, we are not likely to become profitable. We have not received a license from the FDA for any necessary manufacturing facilities, and cannot apply for one until we submit a new potential product for commercial approval. Even if we do receive a manufacturing license, we may fail to maintain adequate compliance with the FDA’s regulations concerning current good manufacturing practices, in which case the license, and our authorization to manufacture the product, would be revoked. Unless we build our own manufacturing facilities, we will have to rely on third parties to manufacture our products. Although we may be able find third-party manufacturers with experience and the proper licensing requirements from the FDA, we may not be able to negotiate favorable terms regarding costs or a long-term commitment to manufacture our products. Our dependence on third parties may reduce future profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis.

We rely on third-parties to perform certain services for us and any interruption or termination of these arrangements may adversely affect our business.

We rely on third-party contractors to provide certain services related to our research and development activities. Contractors handle our U.S. and international regulatory affairs, provide certain manufacturing, technical and analytical services and manage certain aspects of our clinical development. Our outsourcing of certain functions to independent, third parties poses the following risks:

•      our contracts with independent contractors may expire or be terminated, and we may not be able to replace them;

•      some of our arrangements with contractors are not governed by long-term, written contracts;

•      a contractor may not commit sufficient resources to the project;

•      a contractor may file for bankruptcy protection or otherwise lack sufficient resources to perform all of its obligations under our agreement;

•      the terms of our contracts with contractors may not be favorable to us;

•      disputes with our contractors may arise, leading to delays in or termination of the development or commercialization of our products or resulting in significant litigation or arbitration proceedings; and

•      contracts with our strategic partners may fail to provide significant protection or may fail to be enforced if one of these partners fails to perform.

The failure of our third-party contractors to provide services to us in a timely manner could materially harm our business and financial condition. In addition, our use of outside parties could potentially lead to difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may have inadequate financial or other resources, adversely affecting their willingness or ability to provide certain services to us. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a third party contractor may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change might be costly and may delay our trials. Further, contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can assist us in an acceptable manner and at an acceptable cost.

We may be required to rely on strategic partners for the development, marketing and manufacturing of future products and technologies that may delay or impair our ability to generate significant revenue and may otherwise adversely affect our profitability.

We may rely on strategic partners for the development, marketing and manufacturing of future products and technologies. Our reliance on strategic partners poses a number of risks, including the following:

•       it may be difficult to successfully negotiate arrangements with potential strategic partners on acceptable terms;

•       if an arrangement with a strategic partner expires or is terminated, we may not be able to replace them on the same terms;

•       a partner involved in the development of new products or technologies may not commit enough capital or other resources to develop or commercialize these products or technologies successfully;

•       a strategic partner may not commit enough resources to the marketing and distribution of our products;

•       we may have disputes with strategic partners which could delay or terminate the development or commercialization of our products or result in significant litigation or arbitration proceedings;

•       contracts with our strategic partners may not provide significant protection or may fail to be enforced if one of these partners fails to perform;

•       our strategic partners may decide not to further develop or commercialize our products;

•       our strategic partners could develop drugs which compete with our products;

•       our strategic partners could turn their focus away from oncology or other areas of our research and development, as the case may be;

•       our strategic partners who may manufacture future products could fail to operate their facilities in accordance with federal good manufacturing practices regulations; and

•       third-party manufacturers may be unable to manufacture products in a cost-effective or timely manner.

Our success is dependent on obtaining and defending patents and proprietary technology.

Our success in commercializing, producing and marketing products and technologies in the future depends, in part, on our ability to obtain and maintain adequate protection of the intellectual property related to our technologies and products, both in the U.S. and other countries, and to operate without infringing the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents. The patent positions of biotechnology companies, including our patent positions, are generally uncertain and involve complex legal and factual questions.

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

In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the U.S.

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

Litigation or third party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize our products.

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

If our technology, products or activities are deemed to infringe the other companies’ rights, we could be subject to damages or be prevented from using the technology that is infringing other companies’ rights, or we could be required to obtain licenses to use that technology. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all. Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that our use of such technologies infringes their patents, even if we have received patent protection for our technology. Such claims could require us to incur substantial costs and could have a material adverse effect on us, regardless of the merit of the claims, including the following:

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

We may be required to obtain rights to proprietary technologies that are required to further develop our business and that may not be available or may be costly.

Our oncology and Huntington’s Disease programs may require the use of multiple products or technologies proprietary to other parties. Third party suppliers may not be able to furnish us with a supply of these products sufficient to satisfy our requirements. In addition, we may be required to obtain licenses to these gene sequences or proteins or other technology in order to manufacture, test, use or market our products. We may not be able to obtain additional licenses we may need in the future on terms acceptable to us. Our inability to obtain any one or more of these licenses, on commercially reasonable terms, or at all, or to circumvent the need for any such license, could cause significant delays and cost increases and materially affect our ability to develop and commercialize our product candidates. In connection with our efforts to obtain rights to these proprietary technologies, we may find it necessary to convey rights to our technology to others. Some of our products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could become commercially prohibitive. We may not be able to successfully negotiate the amounts of these royalties on terms acceptable to us.

Currently, we rely in part on third party licenses for access to intellectual property relating to our oncology and Huntington’s Disease programs. Such licenses obligate us to exercise diligence in pursuing the development of product candidates, to make specified milestone payments and/or to pay royalties. Our inability or failure to meet any such diligence requirements or make any required payments would likely result in a reversion to the licensor of the rights granted, which could materially and adversely affect our ability to develop and market products based on our licensed technologies.

We may not be successful in obtaining required foreign regulatory approvals, which would prevent us from marketing our products internationally.

Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps and uncertainties associated with FDA approval described above. We cannot be certain that we will obtain any regulatory approvals for our potential products and technologies in other countries. In order to market our products outside of the U.S., we also must comply with numerous and varying foreign regulatory requirements implemented by foreign regulatory authorities governing the conduct of clinical trials, product licensing, pricing and reimbursement. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval and approval by the FDA does not ensure approval by the health authorities of any other country. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial capital and resources. We may not be successful in obtaining the necessary approvals. Any delay or failure to demonstrate the safety and effectiveness of a pharmaceutical product candidate under development and obtain foreign regulatory approval could have a material adverse effect on our business.

Competition from third parties may hinder our success.

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

•       obtaining regulatory approvals;

•       manufacturing; and

•       marketing and distribution.

Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or other organizations. In addition, other companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. In the event we develop and commercialize products and technologies in the future, our competitors may develop more effective, safer or more affordable products and technologies, or commercialize products earlier than we do. If our competitors are successful in this respect, it could limit the prices that we are able to charge for the products that we market, and prevent us from becoming profitable. In some cases, competing products could render obsolete any products we eventually develop.

We may be unable to attract and retain the qualified employees we need to be successful.

We are highly dependent on members of our staff that lead or play critical roles in our research and development efforts. We require highly qualified and trained scientists with the necessary skills to develop our product candidates. Recruiting and retaining qualified technical and managerial personnel will also be critical to our success. We face intense competition for these professionals from other companies in our industry and the turnover rate for these professionals can be high. The loss of any of these persons, or our inability to recruit additional personnel necessary to our business, could substantially impair our research and development efforts and impede our ability to develop and commercialize any of our products. In addition, we rely on other consultants and advisors to assist us in formulating our research and development strategy. Some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us. In addition, we rely on stock options to compensate existing employees and attract new employees. We are currently not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. However, in December 2004, the Financial Accounting Standards Board issued a standard relating to share-based payments, including stock options and other equity incentives granted to employees. This standard will require us to record expense for the fair value of stock options granted, modified or settled in fiscal periods beginning after June 15, 2005 and recognize compensation cost with respect to any unvested stock options outstanding on July 1, 2005. Because of this change in accounting policy, we may choose to reduce our reliance on stock options as a compensation tool, which could make it more difficult for us to attract and retain qualified employees.

Our current stock compensation expense negatively impacts our earnings, and when we are required to report the fair value of employee stock options as an expense in conjunction with a new accounting standard, our reported financial performance will be adversely affected, which may cause our stock price to decline.

Under our current accounting practice, for stock options granted to employees, stock compensation expense is recorded if on the date of grant the current market price of the underlying stock exceeds the exercise price. In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) commencing with the quarter ending September 28, 2005. If we had included the cost of employee stock option compensation in our financial statements, our net loss for the fiscal years ended December 29, 2004 and December 31, 2002 would have increased by $3,806,000 and $4,238,000, respectively, and our net income for the fiscal year ended December 31, 2003 would have decreased by $3,880,000. Accordingly, the adoption of SFAS 123(R) is expected to have a material effect on our financial statements, which may cause our stock price to decline and increase our anticipated net losses.

If we acquire any other products or business operations, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

We may attempt to acquire product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. Although we currently have no commitments or agreements with respect to any acquisitions, if we undertake an acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in later clinical trials. We may issue equity or debt securities to fund future acquisitions which would dilute the ownership of our stockholders. In addition, we may devote resources to potential acquisitions that are never completed.

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

There have been a number of federal and state proposals in the U.S. to implement government controls on pricing and other efforts to reduce the cost of health care, including proposals to reform health care or reduce government insurance programs. Our business is affected by these efforts and these efforts could adversely affect prices of our products. In addition, government pricing controls exist in varying forms in other countries. The emphasis on managed care in the U.S. has also increased and will likely continue to increase the pressure to reduce the prices of pharmaceutical products. We cannot predict whether any of these proposals will be adopted or the effect these proposals or managed care efforts may have on our business. In addition, the current discussion of drug reimportation into the U.S. could also affect our future business operations. Some proposals would permit the reimportation of approved drugs that were originally manufactured in the U.S. from other countries where the drugs were sold at a lower price. These and other initiatives could decrease the price we or any potential collaborators receive for our products, adversely affecting our profitability. The pendency or approval of such proposals could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

Our business may expose us in the future to product liability risks, which are inherent in the testing, manufacture, marketing and sale of pharmaceutical products. Product liability claims might be brought against us by consumers or health care providers or by pharmaceutical companies or others, including our strategic partners, selling our products. If we complete clinical testing for our product candidates and receive regulatory approval to market our products, we will include warnings on our products that identify the known potential adverse effects and the patients who should not receive our product. We cannot assure you that these warnings will be deemed adequate, or that physicians and patients will comply with these warnings.

If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit commercialization of our present products and future product candidates. We cannot predict all of the possible harms or side effects that may result and, as a result, the amount of insurance coverage we currently hold, or that we may obtain, may not be adequate to protect us from any liabilities. We may require increased liability coverage as we use our product candidates in clinical trials and later develop and commercialize these products. Further, insurance coverage is becoming increasingly expensive, and we do not know whether we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim brought against us in excess of our insurance coverage or a product recall could adversely affect our business, results of operations and financial condition.

We may be unable to effectively price our products or obtain adequate reimbursement for sales of our products, which would prevent our products from becoming profitable.

Our potential products, if developed and commercialized, may not be considered cost-effective, and coverage and adequate payments may not be available or may not be sufficient to allow us to sell these products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement from health maintenance organizations, other private insurance plans, governmental programs such as Medicare, and other third-party payors. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and services.

We have implemented anti-takeover provisions that may reduce the market price of our common stock.

Our certificate of incorporation and bylaws provide that the board of directors will be divided into three classes, each consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Stockholders may take action only at a stockholders’ meeting and not by written consent. Certain provisions of our certificate of incorporation and bylaws, including the provisions providing for a classified board of directors, may not be amended without the vote of at least 80% of the voting power of all of our capital stock entitled to vote generally in the election of directors, voting together as a single class. Our bylaws provide that stockholders wishing to nominate a director at an annual meeting or at a special meeting called for the purpose of electing directors or to bring business before any meeting of stockholders must comply with strict advance written notice provisions. Our bylaws also provide that special meetings of stockholders may be called only by the chairman of our board of directors, or certain of our officers, or by resolution of our directors.

These provisions of our certificate of incorporation and our bylaws could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by our board of directors. We also intended these provisions to discourage certain types of transactions that may involve an actual or threatened change of control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy contests. These provisions, however, could also have the effect of discouraging others from making tender offers for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management. We are permitted to issue shares of our preferred stock without stockholder approval upon such terms as our board of directors determines. Therefore, the rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have a dilutive effect on the holdings of our current stockholders. In November 1996, we adopted a stockholder rights plan and distributed a dividend for each share of common stock. This dividend took the form of a right, which entitles the holders to purchase one one-hundredth of a share of a new series of junior participating preferred stock, Series B. The stockholder rights plan was amended and restated in September 2001. In certain events after the rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the rights’ then current exercise price (currently set at $60), a number of shares of common stock having market value of twice the right’s exercise price or a number of the acquiring company’s common shares having a market value at the time of twice the rights’ exercise price. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our board of directors. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors.

Item 7A
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

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B
Other Information

The following information is being provided in lieu of filing a Form 8-K to report our entry into a material definitive agreement under Item 1.01 and the termination of a material definitive agreement under Item 1.02.

In February 2002, we sold privately $8.0 million of common stock issued at $9 per share and $8.0 million principal of five-year 4% convertible subordinated debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. In anticipation of the sale of our paclitaxel business to Mayne Pharma in 2003, TL Ventures advised us that it believed the completion of such sale entitled it to have the debentures redeemed. We disputed that conclusion and litigation ensued.

On February 18, 2005, we entered into an agreement with TL Ventures providing for a complete settlement of the litigation, a mutual release of claims and the payment of approximately $3,184,000 in cash and the issuance by the Company to TL Ventures of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery of the debentures by TL Ventures to the Company for cancellation. The notes do not bear interest and are payable in montly installments of $50,000 beginning in February 2005, $110,000 in 2006 and $150,000 in 2007, with a $1,000,000 final payment due on January 31, 2008. Accrued interest of approximately $134,000 was included in the cash payment made with the closing. We recorded the obligation resulting from the settlement on our balance sheet as of December 29, 2004.

Part III

Item 10

Directors and Executive Officers of the Registrant

Directors

At December 29, 2004, our Board of Directors consisted of nine members: Stephen K. Carter, M.D.; Edward L. Erickson; George M. Gould, Esq.; Arthur H. Hayes, Jr., M.D.; Elliot M. Maza; The Honorable Richard N. Perle; Patricia A. Pilia, Ph.D.; Robert E. Pollack, Ph.D.; and Leonard P. Shaykin (Chairman). Our directors are divided into three classes. Messrs. Gould and Maza and Dr. Carter are Class III directors with terms of office expiring at the 2005 Annual Meeting of Stockholders. Mr. Shaykin and Drs. Hayes and Pollack are Class I directors with terms of office expiring at the 2006 Annual Meeting of Stockholders. Dr. Pilia and Messrs. Erickson and Perle are Class II directors with terms of office expiring at the 2007 Annual Meeting of Stockholders.

Our Board of Directors has determined that Stephen K. Carter, M.D., Edward L. Erickson, George M. Gould, Esq., Arthur H. Hayes Jr., M.D., Elliot M. Maza, The Honorable Richard N. Perle and Robert E. Pollack, Ph. D., are “independent directors,” as defined by the Nasdaq Stock Market’s listing standards.

Stephen K, Carter, M.D., 67, has served as a director since March 2004. Dr. Carter has been a consultant to the pharmaceutical industry since 1997. From 1996 to 1999, Dr. Carter served as a consultant to SUGEN Inc., a biopharmaceutical company focused on the discovery and development of small molecule drugs which target specific cellular signal transduction pathways, and from 1999 to 2000 was SUGEN’s Senior Vice President of Clinical and Regulatory Affairs. From 1995 to 1996, he was Senior Vice President, Research and Development at Boehringer Ingelheim Pharmaceuticals, Inc. From 1990 to 1995 Dr. Carter served as Senior Vice President, Worldwide Clinical Research and Development at Bristol-Myers Squibb Co. Dr. Carter is a former Deputy Director at the National Cancer Institute’s Division of Cancer Treatment and is a member of the American Society of Clinical Oncology. Dr. Carter received his A.B. degree in American history from Columbia College and his M.D. degree from New York Medical College. Dr. Carter currently serves on the Board of Directors of four publicly traded companies: Cytogen Corporation; Emisphere Technologies, Inc., Vion Pharmaceuticals; and Alfacell Corporation.

Edward L. Erickson, 58, has served as a director since 2000. Since 1998, he has served as Chairman of the Board of Directors of Immunicon Corporation, a public medical products company with technology for use in diagnostics, life science research, and pharmaceutical development applications. He has also served as Chief Executive Officer of Immunicon since March 1999, its President since 2000, and was its interim Chief Executive Officer from 1998 to 1999. From 1993 to 1998, Mr. Erickson served as President, Chief Executive Officer and as a director of DepoTech Corporation, at that time a publicly traded pharmaceutical company in the drug delivery field. From 1991 to 1993, he served as President, Chief Executive Officer and as a director of Cholestech Corporation, a publicly traded diagnostics company in the field of point-of-care cholesterol testing and screening. Prior to his employment with Cholestech Corporation, Mr. Erickson held senior executive positions with The Ares-Serono Group, now Serono, and with Amersham International plc. From 1995 to 1998, Mr. Erickson served as a director of MegaBios Corporation, a gene therapy company. Mr. Erickson holds a B.S. in mathematics with a minor in Physics and an M.S. in mathematics from the Illinois Institute of Technology and an M.B.A. with high distinction from Harvard University, where he was elected a Baker Scholar and was awarded the Loeb Rhoades Fellowship in Finance.

George M. Gould, Esq., 67, has served as a director since 2003. He has served as Of Counsel to the law firm Gibbons, Del Deo, Dolan, Griffinger & Vecchione since 1996. Mr. Gould is also a director of Protein Design Labs, Inc. a publicly traded biotechnology company engaged in the development of humanized monoclonal antibodies for the prevention and treatment of disease. Additionally, Mr. Gould is a director of Angiogenex, Inc., a privately-held biopharmaceutical company that develops therapeutic and diagnostic applications of Id gene and protein technologies as well as Supratek Pharma, a private Canadian biopharmaceuticals company developing novel block copolymer targeted drug formulations. From May 1996 to December 1996, Mr. Gould was a Senior Vice President of PharmaGenics, Inc. Prior to that time Mr. Gould served as Vice President, Licensing & Corporate Development and Chief Patent Counsel for Hoffmann-La Roche Inc. from 1989 to 1996. Mr. Gould received a Bachelor of Arts degree in organic chemistry from The Johns Hopkins University, attended the New York University Graduate School of Chemistry, received a J.D. from Columbia University School of Law and an L.L.M. from New York University School of Law.

Arthur H. Hayes, Jr., M.D., 71, has served as a director since 1996. He is currently President and Chief Operating Officer of MediScience Associates, a pharmaceutical consulting company, where he has served since 1991, and is a Professor of Medicine at New York Medical College and Pennsylvania State University College of Medicine. From 1981 to 1983, Dr. Hayes served as Commissioner of the United States Food and Drug Administration. From 1986 to 1991, he was President and Chief Executive Officer of EM Pharmaceuticals, as well as a member of its board of directors. Dr. Hayes served as Provost and Dean at New York Medical College from 1983 to 1986, and served as the Director of the Institute of Human Values in Medical Ethics, International Health and Department of Biomedical Sciences, and for the latter of which he also served as Chairman. Dr. Hayes has held several posts with Pennsylvania State University, which included Professor of Medicine and Pharmacology from 1977 to 1981, Dean of Admissions from 1976 to 1979 and Associate Professor of Medicine and Pharmacology and Director of the Division of Clinical Pharmacology from 1972 to 1977. Dr. Hayes currently serves on the board of directors of Myriad Genetics, Inc. and Celgene Corporation. Dr. Hayes received his M.D. from Cornell University Medical College, and also attended Cornell’s Graduate School of Medical Sciences, Department of Pharmacology. He undertook premedical studies, and attended medical school at Georgetown University. Dr. Hayes received his M.S. (philosophy, politics and economics) from Oxford University, where he was a Rhodes Scholar, and his B.A. (philosophy) from Santa Clara University.

Elliot M. Maza, 49, has served as a director since December 2004. Since December 2003, Mr. Maza has served as Chief Financial Officer of Emisphere Technologies, where he is responsible for the financial accounting, legal and investor relations functions of that drug delivery company. Between 1999 and 2003, Mr. Maza was a partner at Ernst & Young LLP. Prior thereto he was employed by Goldman Sachs & Co., J.P. Morgan Securities and the law firm of Sullivan & Cromwell. Mr. Maza holds a J.D. degree from the University of Pennsylvania and is a Certified Public Accountant.

The Honorable Richard N. Perle, 63, has served as a director since 2000. He has served as a fellow at the American Enterprise Institute since 1987. Mr. Perle is a director of Hollinger International, Inc. and Autonomy, plc. From 1981 to 1987, Mr. Perle was the United States Assistant Secretary of Defense for International Security Policy at the United States Department of Defense. Mr. Perle attended the London School of Economics with Honors Examinations, received a B.A. in international relations from the University of Southern California, an M.A. in politics from Princeton University, and completed various fellowships at Princeton University, the Ford Foundation and the American Council of Learned Societies.

Patricia A. Pilia, Ph.D., 56, co-founder of Tapestry Pharmaceuticals, Inc., and one of its predecessor companies, Pacific Biotechnology, Inc., has served as an employee and director since inception in 1991. In 2002 she was appointed to the Research Committee of the Board of Directors. She has served as Secretary since 1991, Treasurer from 1991 through 1997, in addition to being President and Officer in several international corporate affiliates which include our Cayman Islands, United Kingdom, and Canada subsidiaries. Internally, Dr. Pilia has served as Vice President of BioResearch and Toxicology, the head of Human Resources, Operations which included Manufacturing, Regulatory Affairs, Quality Assurance, Quality Control, Environmental Health and Clinical Affairs, and Acting Head of Research and Development. She continues with administrative and technical responsibilities for Human Resources, Safety and Clinical management. Prior to joining the Company, Dr. Pilia served as Assistant Professor of

Pathology in the Colleges of Medicine, Dental Medicine and Graduate Studies at the Medical University of South Carolina and as the Assistant Director of the Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1978 Dr. Pilia has designed and managed numerous laboratories, clinical programs in the US, China and Mexico, consulted to industry in the design and development of biomedical devices, various treatment modalities, and has been an active clinical and preclinical researcher in the fields of pathogenesis of disease, oncology, autoimmune disease and diagnostic development. Dr. Pilia received a Bachelor’s degree from Boston University, a Master’s Degree in immunology/microbiology and a Doctoral Degree in pathology from the Medical University of South Carolina.

Robert E. Pollack, Ph.D., 64, has served as a director since 2000. He is currently Professor of Biological Sciences, Adjunct Professor of Environmental, Ecological and Evolutionary Biology, Lecturer in Psychiatry at the Center for Psychoanalytic Training and Research, and Director of the Center for the Study of Science and Religion at Columbia University; and Adjunct Professor of Science and Religion at Union Theological Seminary. He has been a Professor of Biological Sciences at Columbia since 1978, and was Dean of Columbia College from 1982 to 1989. He received the Alexander Hamilton Medal from Columbia University, and has held a Guggenheim Fellowship. He currently serves on Advisory Board of the John Templeton Foundation, and as a Senior Consultant for the Director, Program of Dialogue on Science, Ethics and Religion, American Association for the Advancement of Science. He is also currently a director of Nutrition 21, Inc., a publicly traded company focusing on the development and marketing of proprietary nutritional products. Dr. Pollack graduated from Columbia University with a B.A. in physics, and received a Ph.D. in biology from Brandeis University.

Leonard P. Shaykin, 61, has served as our Chairman of the Board since 1993, and our Chairman and Chief Executive Officer since 1999. In 1995, Mr. Shaykin founded Shaykin & Co., LLC, a private investment and management company. Prior to founding Shaykin & Co., Mr. Shaykin was a managing partner of Adler & Shaykin, an investment partnership organized to sponsor management leveraged buyouts. Prior to that, Mr. Shaykin was Vice President, Director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. He is currently Chairman of the Board of the American Friends of Sheba Medical Center-Tel Hashomer, Israel, the largest medical center in the Middle East, and a trustee of the Jackson Laboratories, a not-for-profit genetic research institute. Mr. Shaykin received a B.A. and an M.A. from the University of Chicago and an M.B.A. from the University of Chicago Graduate School of Business.

Other Executive Officers

As of March 1, 2005, we have the following executive officers in addition to those who serve as directors:

Martin Batt, 62, has served as our Vice President, Chief Operating Officer since July 2004. Mr. Batt has also been Chief Information Officer since 2002. Prior to joining us, from 1986 to 2002, he was a Partner in the consulting firm of Grisanti, Galef & Goldress which specializes in operating and fixing distressed companies by providing leadership in senior executive positions. Mr. Batt has assumed various positions including CEO, President and Vice President in many industries including retailing, aerospace, communications, computer software, and steel, computer hardware, carpet, apparel, and automotive parts manufacturing. Prior to that, Mr. Batt served in various Information Technology positions at U. S. Steel Corporation. Mr. Batt received a B.S. in Computer Sciences, Cum Laude, from Point Park College, Pittsburgh and has also taught Computer Science and Information Technology.

Kai P. Larson, 40, has served as our Vice President and General Counsel since 1999, and previously held the position of Director of Legal Affairs from 1994 to 1999. Prior to joining us, he worked as an attorney in the New York office of Kirkland & Ellis. Mr. Larson received a B.A. from Brigham Young University, and a J.D. from Columbia University School of Law.

Gordon Link, Jr., 51, a certified public accountant and a certified management accountant, has served as our Senior Vice President and Chief Financial Officer since 2002, and previously held the position of Vice President and Chief Financial Officer from 1993 to 2002. Prior to that, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and Treasurer of the Syntex-Synergen Neuroscience Joint Venture. From 1991 to 1993, Mr. Link was Treasurer of Synergen Development Corporation. From 1983 to 1990, Mr. Link practiced as a certified public accountant, including the position of Audit Manager with Deloitte & Touche. He attended the graduate school of the University of Denver and received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

Bruce W. Fiedler, 40, joined us as Corporate Controller in December 2003. Mr. Fiedler has over 18 years of accounting and finance experience including senior financial leadership roles with Arrow Electronics, Inc., where he served as Vice President of Finance for the North American Computer Products Group from 2001 through 2003 and as Assistant Corporate Controller from 2000 through 2001. Prior to Arrow Electronics, Mr. Fiedler worked at Corporate Express, Inc. from 1996 through 2000, where he ultimately served as Vice President of Corporate Systems and Shared Services. Mr. Fiedler began his career with Baxter International, Inc. where he held various accounting and finance roles over 8 years including Site Controller for the MicroScan division, a global manufacturer and marketer of diagnostic systems for the Microbiology industry. Mr. Fiedler has a Bachelor’s degree in finance from Indiana University, Bloomington, IN and an MBA in finance from DePaul University in Chicago, IL.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and certain of our officers, and persons holding more than ten percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us copies of forms so filed. Based solely upon a review of copies of such forms furnished to us, Martin Batt was late in filing a Form 3. No other directors or officers were late in filing any reports on Forms 3, 4 or 5.

Audit Committee

Tapestry has a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Edward L. Erickson (chair), George Gould, Esq., Elliot Maza and The Honorable Richard N. Perle.

Audit Committee Financial Expert

The Board of Directors of Tapestry has determined that the Audit Committee’s chairman, Edward L. Erickson, is an “audit committee financial expert” as defined by applicable SEC rules, and is independent within the meaning of applicable SEC rules and applicable Nasdaq Stock Market listing standards.

Code of Ethics

Tapestry has adopted a code of business conduct and ethics for senior executives (including Tapestry’s principal executive officer, principal financial officer and controller), known as the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on Tapestry’s website at http://www.tapestrypharma.com. We intend to disclose any amendments to our Code of Ethics and Business Conduct, and any waiver from a provision of the Code granted to our principal executive officer, principal financial officer or controller, on our internet website within five business days following such amendment or waiver and in any required filings with the SEC. The information contained on or connected to our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11

Executive Compensation

Summary Compensation Table

The following table shows for the years ended December 29, 2004, December 31, 2003 and December 31, 2002, compensation awarded or paid to, or earned by our chief executive officer, our four other most highly compensated executive officers at December 29, 2004 and one other person who was an executive officer during 2004 (the “Named Executive Officers”):

				Securities
		Annual Compensation		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options(#)	Compensation(1)
Leonard P. Shaykin	2004	$354,231	$140,000	—	$35,841
Chairman of the Board,	2003	270,000	417,000	250,000	20,981
Chief Executive Officer	2002	270,000	—	—	40,000
Martin M. Batt(2)	2004	225,981	120,000	80,000	35,841
Vice President, Chief	2003	190,000	225,000	60,000	16,099
Operating Officer	2002	54,808	35,000	75,000	—
Patricia A. Pilia(3)	2004	238,835	60,000	60,000	35,841
Executive Vice President,	2003	214,412	150,000	110,000	20,981
Secretary	2002	209,577	—	—	40,000
Gordon Link(4)	2004	239,835	100,000	80,000	35,841
Senior Vice President,	2003	247,154	250,000	110,000	20,981
Chief Financial Officer	2002	208,731	28,073	—	40,000
Anne L. Bailey(5)	2004	194,712	100,000	80,000	37,256
Vice President, General	2003	14,423	40,000	50,000	—
Manager Genomics Division	2002	—	—	—	—
Kai P. Larson	2004	213,612	75,000	60,000	35,841
Vice President, General	2003	180,000	250,000	110,000	18,883
Counsel	2002	179,154	25,000	—	40,000

(1)          Represents our Employee Stock Ownership Plan (“ESOP”) contributions of common stock (valued at fair market value as of the date of the contribution) for each of the Named Executive Officers.

(2)          Mr. Batt was hired on September 1, 2002.

(3)          In 2003, annual compensation for Dr. Pilia included $4,412 of accrued vacation paid in cash in connection with a change in the Company’s vacation policy.

(4)          In 2003, annual compensation for Mr. Link included $37,154 of accrued vacation paid in cash in connection with a change in the Company’s vacation policy. In 2002, in light of an inadvertent expiration of certain options held by Mr. Link, the Board authorized a stock award to Mr. Link of 2,955 shares, with a market value of $28,073, which represented the economic value of the expired options as of the expiration date of the options.

(5)          Ms. Bailey was hired on November 17, 2003. In 2004, other compensation included $18,344 of moving and temporary housing costs and $18,912 for the contribution to the ESOP on her behalf. Ms. Bailey serves as General Manager of the Company’s Genomics Division, which the Company announced in November 2004 would be closed. As a result of such closure, Ms. Bailey is on longer an executive officer of the Company. Ms. Bailey is included as a Named Executive Officer based upon her service as an executive officer for part of 2004 and upon the amount of her compensation for the full fiscal year.

As permitted by rules promulgated by the SEC, no amounts are shown with respect to certain “perquisites” where the aggregate amount of such perquisites received by a Named Executive Officer does not exceed the lesser of $50,000 or 10% of his or her salary plus bonus for the applicable year.

Option Grants in Last Fiscal Year

The following table reports each grant of options to purchase common stock made during the year ended December 29, 2004 to the Named Executive Officers:

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Year(2)	Exercise or Base Price Per Share ($/sh)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms ($)(4)
					5%	10%
Leonard P. Shaykin	—	—%	$—	—	$—	$—
Martin M. Batt	80,000	6.54%	$1.06	10/28/2014	53,398	135,359
Patricia A. Pilia	60,000	4.91%	$1.06	10/28/2014	40,048	101,519
Gordon Link	80,000	6.54%	$1.06	10/28/2014	53,398	135,359
Anne L. Bailey	80,000	6.54%	$1.06	10/28/2014	53,398	135,359
Kai P. Larson	60,000	4.91%	$1.06	10/28/2014	40,048	101,519

(1)          Each of the options listed on this table was granted under our 2004 Equity Incentive Plan (the “2004 Plan”). The options granted on October 28, 2004 become exercisable in percentages according to the closing price of our common stock on the Nasdaq SmallCap Market, in accordance with the following schedule. Vesting shall be determined by a comparison of the closing price of our common stock on October 28, 2004 ($1.06) (the “Base Price”) compared with a rolling 20 day average of the closing price of our common stock over the period from October 28, 2004 to October 28, 2009 (the “Target Price”). When the Target Price exceeds the Base Price by 30%, then 16.67% of the shares allocated to each individual shall vest. When the Target Price exceeds the Base Price by 60%, then an additional 16.67% of the shares allocated to each individual shall vest. Similarly, an additional 16.67% of the shares shall vest when the Target Price exceeds the Base Price by 90%, 120%, 150%, and 200%. All such shares shall be fully vested, regardless of our common stock price, on October 28, 2009.

(2)          Based on the aggregate of 1,223,050 options granted to our employees, including the Named Executive Officers, in 2004, and consisting of options granted under the 1994 Long-Term Performance Incentive Plan (the “1994 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”), the 2004 Equity Incentive Plan (the “2004 EIP Plan”) and the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”).

(3)          Options granted under the 2004 Plan have a ten-year term and are subject to earlier termination upon death, disability or termination of employment.

(4)          The potential realizable value is calculated based on the term of the option at its time of grant (10 years) assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price less the exercise price. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our future stock price performance. In addition, the potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table reports information, as to each of the Named Executive Officers, concerning the number of shares subject to both exercisable and unexercisable stock options held as of December 29, 2004. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 29, 2004:

	Shares		Number of Securities		Value of Unexercised
	Acquired	Value	Underlying Unexercised		in-the-Money Options
	on	Realized	Options at Year End(#)		at Year End($)
Name	Exercise(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Leonard P. Shaykin	—	—	745,862	479,138	$—	$—
Martin M. Batt	—	—	57,504	157,496	—	—
Patricia A. Pilia	—	—	431,008	299,992	—	—
Gordon Link	—	—	358,350	361,650	—	—
Anne L. Bailey	—	—	24,000	106,000	—	—
Kai P. Larson	—	—	200,840	233,326	—	—

(1)          Calculated on the basis of the closing price per share of our common stock on the date of exercise on the Nasdaq SmallCap Market, less the exercise price.

Compensation of Directors

Options to purchase 10,000 shares of common stock are granted automatically under the 2004 Directors’ Plan to each non-employee director who (i) is elected or reelected as a director of the Company at an annual meeting of stockholders, (ii) continues service as a director of the Company after an annual meeting of stockholders at which the director is not subject to re-election, or (iii) is otherwise appointed as a director of the Company in accordance with the Company’s bylaws, in each case on the business day date next following each such annual meeting or appointment. Options to purchase 10,000 share of common stock are granted automatically to each non-employee director who is appointed or continues to serve after an annual meeting of stockholders as chair of the Audit, Compensation, Nominating and Corporate Governance and Research and Development Committees of the Board of Directors on the business day next succeeding each such appointment or continuation of service, as the case may be. In addition,options to purchase 7,500 shares of common stock are automatically granted to each non-employee who is appointed to the Research and Development Committee (the “RDC”) upon initial appointment to the committee, and options to purchase 3,000 shares of common stock are automatically granted to each non-employee director who continues services as a RDC member after an annual meeting of stockholders, in each case on the business day next succeeding such appointment or continuation of service, as the case may be. Non-employee directors also may be granted options to purchase shares of common stock in the discretion of the Board of Directors. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to a vesting schedule.

Non-employee directors are paid $3,000 for each regular meeting and $500 for each special meeting attended. In addition, directors serving on committees of the Board are paid for attendance at each committee meeting as follows: $1,000 for the committee chair and $500 for non-chair committee members. The RDC co-chairs receive $40,000 per year. Directors are also reimbursed for their cost incurred in attending Board and committee meetings. In April 2004, the Board added an annual retainer of $10,000, payable quarterly, for all non-employee directors, and an additional annual retainer of $10,000 for the chair of the Audit Committee.

Employment Agreements and Termination of Employment Agreements

Effective October 1, 2001, we entered into an employment agreement (the “Shaykin Employment Agreement”), with Leonard Shaykin. In addition, effective October 1, 2001, we entered into employment agreements (collectively, the “Employment Agreements”) with Patricia Pilia, Gordon Link, and Kai Larson (collectively, the “Executive Officers”). The Shaykin Employment Agreement and the other Employment Agreements are referred to together as the “Executive Agreements”, and Mr. Shaykin and the Executive Officers are referred to together as the “Executives.”

The Shaykin Employment Agreement provides for an initial three year employment term that expired on October 1, 2004 and is automatically renewed on each anniversary of the date of the agreement for successive one-year terms unless either party terminates. No such notice of termination has been given by or to Mr. Shaykin.

The Shaykin Employment Agreement provides for an initial annual base salary for Mr. Shaykin of $270,000. Under the Shaykin Employment Agreement, in the event a change of control occurs or is anticipated (including the sale of substantially all of the assets of the Company) and Mr. Shaykin’s employment is terminated by the Company without cause (as defined in the Shaykin Employment Agreement) or by Mr. Shaykin for good reason (as defined in the Shaykin Employment Agreement), Mr. Shaykin is to be granted (i) a payment equal to the greater of 100% of his prior year’s bonus or 75% of his base annual salary, (ii) a payment equal to 300% of his base annual salary and (iii) a payment equal to accrued, unpaid salary and bonus through the date of termination. As defined in the Shaykin Employment Agreement, “good reason” includes, along with other events, the board of directors’ failure to grant, in each calendar year after a change in control occurs or is anticipated, a minimum annual bonus at least equal to the average of the three years’ prior annual bonuses, if such a failure is in anticipation of or following a change in control. The sale of our paclitaxel business to Mayne Pharma may be deemed to have been a sale of substantially all our assets. In connection with the sale, Mr. Shaykin advised the Company that he has waived any requirement that a minimum annual bonus be paid to him insofar as the sale of the paclitaxel business could be construed to constitute a change of control pursuant to the Shaykin Employment agreement.

In addition, if Mr. Shaykin’s employment is terminated by the Company without cause or by Mr. Skaykin for good reason, he would be entitled to receive, subject to certain limitations, (i) a lump sum of accrued, unpaid salary and bonus, if any, through the termination date, (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination, (iii) full vesting for all outstanding Company stock options owned by Mr. Skaykin that were granted prior to October 1, 2001, and (iv) a bonus payment in an amount equal to a percentage of his base salary, according to the terms set forth above. The forgoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended.

Each of the Employment Agreements provides for an initial two-year employment term that expired on October 1, 2003, and is automatically renewed on each anniversary of the date of the agreement for an additional one-year term unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any additional one-year term. No such notice of termination has been given by or to any of the Executive Officers. The Employment Agreements provide for initial annual base salaries for Dr. Pilia, Mr. Link and Mr. Larson of $210,000, $210,000 and $180,000, respectively. Under the Employment Agreements, in the event a change of control occurs or is anticipated (including the sale of substantially all of the assets of the Company) and an Executive Officer’s employment is terminated by the Company without cause or by the Executive Officer for good reason, such Executive Officer is to be granted (i) a payment equal to the greater of 100% of his or her prior year’s bonus or 75% of his or her base annual salary and (ii) a payment equal to 200% of the Executive Officer’s base annual salary. As defined in these agreements, “good reason” includes, along with other events, the board of directors’ failure to grant, in each calendar year after a change in control occurs or is anticipated, a minimum annual bonus at least equal to the average of the three years’ prior annual bonuses, if such a failure is in anticipation of or following a change in control. The sale of our paclitaxel business to Mayne Pharma, may be deemed to have been a sale of substantially all of our assets. In connection with the sale, each of the Executive Officers advised the Company that he or she has waived any requirement that a minimum annual bonus be paid him or her insofar as the sale of the paclitaxel business could be construed to constitute a change of control pursuant to his or her Employment Agreement.

In addition, if the Executive Officer’s employment is terminated by the Company without cause or by the Executive Officer for good reason, each Executive Officer would be entitled to receive, subject to certain limitations, (i) a lump sum of accrued, unpaid salary and bonus, if any, through the termination date, (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination, (iii) full vesting for all outstanding Company stock options owned by the Executive Officer that were granted prior to October 1, 2001, and (iv) a bonus payment in an amount equal to a percentage of the individual Executive Officer’s base salary, according to the terms set forth above for each named individual. The forgoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended.

Under the Employment Agreements and the Shaykin Employment Agreement, Executives may receive an annual bonus in such amount, if any, as the Compensation Committee (or if the Board has no Compensation Committee at the time, then the Board), in its discretion, may award to Executives, based upon the Executive’s and the Company’s performance during each year of the Employment Period.

The Executive Agreements also contain provisions (i) prohibiting disclosure of confidential information, (ii) granting to the Company rights to intellectual property developed by the Executives that relate to its business or are developed in the course of employment with Tapestry, and (iii) prohibiting competition with Tapestry under certain circumstances during and for five years after the Executive’s employment.

Compensation Committee Interlocks and Insider Participation

During the year ended December 29, 2004, our compensation committee consisted of Dr. Robert Pollack (chairman), Dr. Stephen Carter, Mr. Edward Erickson and the Honorable Richard M. Pearle. None of our executive officers serve as members of the board of directors or compensation committee of any entity that has one or more executive officers who serve on the board of directors or compensation committee.

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information as of December 29, 2004 concerning our common stock that may be issued upon the exercise of options or the purchases of restricted stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2004 Equity Incentive Plan	1,197,500	$1.01	802,500
2004 Non-Employee Directors’ Stock Option Plan	50,000	$1.06	350,000
1994 Long-Term Performance Incentive Plan	5,705,402	$4.18	280,018
Total Approved Plans	6,952,902	$3.61	1,432,518
Equity compensation plans not approved by security holders:
Non-plan	500	$9.50	—
1998 Stock Option Plan	1,323,698	$4.35	248,328
Total Unapproved Plans	1,324,198	$4.35	248,328
Total Plans	8,277,100	$3.73	1,680,846

Summary of Equity Compensation Plans Not Approved by Stockholders

Non-plan Stock Options

In January 1994, the Company granted to four outside directors 27,000 non-plan options to purchase shares of common stock which were immediately exercisable at a price of $2.40 and which expired in January 2004. In September 1997, the Company granted to its employees 20,075 non-plan options to purchase shares of common stock which vested over two years and which expire in September 2007. As of December 29, 2004, 500 of these options remained outstanding.

The 1998 Stock Incentive Plan

In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (formerly known as the “1998 Stock Option Plan”) (the “1998 Plan”) to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 1998 Plan provides for option grants designated as nonqualified stock options or incentive stock options. Originally, 125,000 shares were authorized for issuance under the 1998 Plan. In 1999, 2000, 2001 and 2002 the Board of Directors approved increases in the number of authorized shares. There are currently 1,925,000 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are Tapestry officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, (unless granted to officers not previously employed by Tapestry, as an inducement essential to such officers entering into employment contracts with the Company) or to

Tapestry directors. Options granted under the 1998 Plan typically vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. The exercise price for stock options issued under the 1998 Plan is equal to the fair market value of the Company’s common stock on the date of grant.

Security Ownership by Certain Persons

The following table sets forth certain information as of February 1, 2005 regarding the ownership of our common stock by (1) persons believed by us to be the beneficial owners of more than five percent of our outstanding common stock; (2) by each director and by each executive officer named in the Summary Compensation Table above; and (3) by all executive officers and directors as a group. Except where otherwise indicated, the address for each of the persons listed in the table is:  Tapestry Pharmaceuticals, Inc., 4840 Pearl East Circle, Suite 300W, Boulder, CO 80301.

Name of Director, Officer or Beneficial Owner(1)	Number of Shares of Common Stock		Percent of Class
Leonard P. Shaykin	1,459,539	(2)	4.37%
Stephen K. Carter, M.D.	10,000	(3)	*
Edward L. Erickson	70,000	(4)	*
George M. Gould	20,000	(5)	*
Arthur H. Hayes, Jr.	100,000	(6)	*
Elliot M. Maza	—		*
The Honorable Richard N. Perle	113,000	(7)	*
Patricia A. Pilia	700,422	(8)	2.09%
Robert E. Pollack	78,500	(9)	*
Anne L. Bailey	58,901	(10)	*
Martin M. Batt	120,992	(11)	*
Kai P. Larson	214,992	(12)	*
Gordon Link	507,739	(13)	1.52%
All Directors and Executive Officers as a Group (14 persons)	3,466,301	(14)	10.37%
Mayne Pharma (USA) Inc.	2,000,000	(15)	5.98%

*      Less than 1%

(1)         Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentage of beneficial ownership is based on 33,435,401 shares of common stock outstanding as of February 1, 2005, as adjusted as required by the rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days of February 1, 2005 are deemed outstanding for computing the percentage of the person or entity holding such securities, and for purposes of computing the percentage of each other person or entity.

(2)         Includes 745,862 shares of common stock issuable upon exercise of options granted to Mr. Shaykin under the 1994 Plan and 89,060 shares of common stock beneficially owned through our ESOP plans as of February 1, 2005.

(3)         Includes 10,000 shares of common stock issuable upon exercise of options granted to Dr. Carter under the 1994 Plan.

(4)         Includes 70,000 shares of common stock issuable upon exercise of options granted to Mr. Erickson under the 1994 Plan.

(5)         Includes 20,000 shares of common stock issuable upon exercise of options granted to Mr. Gould under the 1994 Plan.

(6)         Includes 100,000 shares of common stock issuable upon exercise of options granted to Dr. Hayes under the 1994 Plan.

(7)         Includes 100,000 shares of common stock issuable upon exercise of options granted to Mr. Perle under the 1994 Plan.

(8)         Includes 431,008 shares of common stock issuable upon exercise of 1994 Plan options; 88,908 shares of common stock beneficially owned through our ESOP plans as of February 1, 2005; and 10,800 shares of common stock gifted by Dr. Pilia to relatives and certain other persons, which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Dr. Pilia disclaims beneficial ownership of the gifted shares of common stock over which Dr. Pilia holds powers of attorney. This does not include 1,438,070 shares beneficially owned by Dr. Sterling Ainsworth, a former officer of the Company, whose transactions in shares of Company stock are reported by Dr. Pilia under Section 16 of the Securities Act of 1934, as amended, as though such shares were beneficially owned by her. Dr. Pilia disclaims beneficial ownership of all such shares beneficially owned by Dr. Ainsworth.

(9)         Includes 78,500 shares of common stock issuable upon exercise of options granted to Dr. Pollack under the 1994 Plan.

(10)  Includes 50,000 shares of common stock issuable upon the exercise of options granted to Ms. Bailey under the 1994 Plan and 8,901 shares of common stock beneficially owned through our ESOP plan as of February 1, 2005.

(11)  Includes 57,504 shares of common stock issuable upon the exercise of options granted to Mr. Batt under the 1994 Plan and 43,368 shares of common stock beneficially owned through our ESOP plan as of February 1, 2005.

(12)  Includes 134,174 shares of common stock issuable upon the exercise of options granted to Mr. Larson under the 1994 Plan and 80,818 shares beneficially owned through our ESOP plans as of February 1, 2005.

(13)  Includes 358,350 shares of common stock issuable upon the exercise of options granted to Mr. Link under the 1994 Plan and 89,157 shares of common stock beneficially owned through our ESOP plans as of February 1, 2005.

(14)  Includes an aggregate of 2,161,648 shares of common stock issuable upon exercise of outstanding stock options held by such persons.

(15)  Information in the table as to beneficial ownership of common stock by Mayne Pharma (USA) Inc. is based upon filings on Schedule 13G made by Mayne Pharma (USA) Inc. on October 9, 2003. Mayne Pharma (USA) Inc.’s address is Mack Cali Centre II, 650 From Road, Second Floor, Paramus, NJ 07652.

Item 13
Certain Relationships and Related Transactions

Arthur H. Hayes, Jr., M.D., may provide certain consulting services to us. We are parties with MediScience Associates to a consulting agreement (the “MediScience Agreement”) whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, may provide us with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. We are obligated to make quarterly payments to MediScience under the MediScience Agreement in the amount of $12,500. Dr. Hayes was paid $50,000 under this agreement during 2004. Dr. Hayes is obligated to provide consulting services to us under the MediScience Agreement indefinitely, but the MediScience Agreement is terminable by us or MediScience at any time with 90 days prior written notice.

Item 14
Principal Accountant Fees and Services

The firm of Grant Thornton LLP (“GT”), registered public accounting firm, audited our accounts and the accounts of our subsidiaries for the fiscal year ended December 29, 2004 and reviewed our financial statements included in our quarterly report on Form 10-Q for the quarter ended September 29, 2004. We engaged GT as our auditor in August 2004. The firm of Ernst & Young LLP (“EY”), registered public accounting firm, audited our accounts and the accounts of our subsidiaries for the year ended December 31, 2003, and reviewed our financial statements included in our quarterly reports on Form 10-Q for 2003 and through the quarterly period ended June 30, 2004. EY had been our auditors since 1998.

	Grant Thornton		Ernst & Young		Total
	2004	2003	2004	2003	2004	2003
Audit Fees(1)	$147,000	$—	$26,000	$102,000	$173,000	$102,000
Audit Related Fees(2)	—	—	7,000	27,000	7,000	27,000
Tax Fees(3)	—	—	44,000	7,000	44,000	7,000
All Other Fees	—	—	—	—	—	—
	$147,000	$—	$77,000	$136,000	$224,000	$136,000

(1)   Audit Fees consist of fees for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports on Form 10-Q. In 2004, audit fees also include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

(2)         Audit-Related Fees consist of fees for assurance a related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in “Audit Fees.”  In 2004, this category included fees relating to registration statement filings. In 2003, this category included fees related to review of our proxy in connection with the sale of our paclitaxel business and registration statements filings.

(3)         Tax Fees consist of fees for professional services rendered for assistance with federal, state and international tax compliance and tax planning.

Pre-Approval Policies and Procedures

The engagements of GT and EY to render the above audit and tax services was approved by our Audit Committee prior to the engagement. All work relating to the audit of our financial statements for the year ended December 29, 2004 was performed by full-time employees of GT. Pursuant to the Audit Committee Charter, the Audit Committee shall pre-approve all auditing services and permitted non-audit services

(including the fees and terms thereof) to be performed for the Company by its independent auditor (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which shall be approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

Part IV

Item 15
Exhibits and Financial Statement Schedules

Financial Statements

The Financial Statement Index is on Page F-1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.

Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996(1)
3.2	Certificate of Amendment dated September 21, 1998 to the Amended and Restated Certificate of Incorporation of the Company(2)
3.3	Certificate of Amendment dated October 31, 2000 to the Amended and Restated Certificate of Incorporation of the Company(3)
3.4	Bylaws of the Company as amended through August 25, 2003(11)
3.5	Certificate of Designation for Convertible Preferred Stock, Series A(4)
3.6	Certificate of Designation for Series B Junior Participating Preferred Stock(5)
3.7	Certificate of Designation for Series C Senior Convertible Preferred Stock(6)
3.8	Certificate of Elimination of Convertible Preferred Stock, Series A(7)
3.9	Certificate of Elimination of Series C Senior Convertible Preferred Stock(7)
3.10	Certificate of Increase of Series B Junior Participating Preferred Stock(7)
3.11	Certificate of Amendment dated March 3, 2003 to the Amended and Restated Certificate of Incorporation of the Company(8)
4.1	Common Stock Certificate(9)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(10)
4.3	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.11
4.4.	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V L.P. in the amount of $4,590,600.17*
4.5	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V Interfund L.P. in the amount of $79,399.53*
10.1**	Company’s 1993 Stock Option Plan(9)
10.2**	Amendment dated December 11, 2000 to the Company’s 1993 Stock Option Plan(12)
10.3**	Company’s Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002(11)
10.4	Company’s Amended and Restated 1998 Stock Incentive Plan as amended through October 15, 2002(11)
10.5**	Company’s 2004 Equity Incentive Plan(16)
10.6**	Company’s 2004 Non Employee Director’s Stock Option Plan(16)
10.7**	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(13)
10.8**	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(13)
10.9**	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(13)
10.10**	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(13)
10.11+	License Agreement dated November 21, 2000 by and between the Company and The University of Delaware and Thomas Jefferson University(12)

10.12**	Employment Agreement effective January 1, 2004 between the Company and Sterling K. Ainsworth(11)
10.13	Asset Purchase Agreement dated as of August 25, 2003 between Tapestry Pharmaceuticals, Inc. and Faulding Pharmaceutical Co.(15)
10.14

Form of Director and Officer Indemnification Agreement signed by the Company and each of Martin M. Batt, Edward L. Erickson, George Gould, Esq, Arthur Hull Hayes, Jr., M.D., Kai Larson, Gordon H. Link, Jr., Patricia A. Pilia, Ph.D., The Honorable Richard N. Perle, Robert E. Pollack, Ph.D., and Leonard P. Shaykin on the dates set forth on the Schedule previously filed and incorporated herein by reference, which Schedule is amended to include the Director and Officer Indemnification Agreement signed by Stephen Carter, M.D. on March 7, 2004(8)

10.15

Form of waiver agreement signed by Patricia A. Pilia, Gordon Link and Kai P. Larson on September 10, 2003 and by Leonard P. Shaykin on September 12, 2003 (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)(11)

10.16**	Form of Stock Option Agreement for certain options granted under the Company’s 2004 Equity Incentive Plan(14)
10.17**	Form of Stock Option Agreement for options granted under the Company’s 2004 Non-Employee Directors’ Stock Option Plan(14)
10.18	Settlement Agreement and Mutual General Release dated February 18, 2005 between the Company, on one hand, and TL Ventures V L.P. and TL Ventures Interfund L.P., on the other hand*
21.1	List of Subsidiaries(13)
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

*                    Filed herewith

**             A management compensation plan

#                 This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference

+                Portions have been omitted pursuant to a request for confidential treatment

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

(2)          Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24320)

(3)          Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 0-24320)

(4)          Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 20, 1995 (File No. 0-24320)

(5)          Incorporated herein by reference to the Company’s Registration Statement on Form 8-A12G/A dated November 25, 1996 (File No. 0-24320)

(6)          Incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on December 16, 1997 (File No. 333-42419)

(7)             Incorporated herein by reference to the Company’s Registration Statement on Form S-3/A filed on August 26, 2003 (File No. 333-107817)

(8)          Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed on August 8, 2003 (File No. 0-24320)

(9)          Incorporated herein by reference to the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016)

(10)   Incorporated herein by reference to the Registration Statement on Form 8-A12G/A of the Company, filed with the Commission on October 23, 2001 (File No. 0-24320)

(11)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24320)

(12)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24320)

(13)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

(14)   Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2004 (File No. 0-24320)

(15)   Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission dated August 25, 2003 (File No. 0-24320)

(16)       Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004 (File No. 0-24320)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.
By:	/s/ LEONARD P. SHAYKIN	February 23, 2005
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LEONARD P. SHAYKIN	Chairman of the Board of Directors,	February 23, 2005
Leonard P. Shaykin	Chief Executive Officer
(Principal Executive Officer)
/s/ PATRICIA A. PILIA	Executive Vice President,	February 23, 2005
Patricia A. Pilia, Ph.D.	Director
/s/ GORDON LINK	Senior Vice President,	February 23, 2005
Gordon Link	Chief Financial Officer
(Principal Financial Officer)
/s/ BRUCE W. FIEDLER	Controller	February 23, 2005
Bruce W. Fiedler	(Principal Accounting Officer)
/s/ STEPHEN K. CARTER	Director	February 23, 2005
Stephen K. Carter, M.D.
/s/ EDWARD L. ERICKSON	Director	February 23, 2005
Edward L. Erickson
/s/ GEORGE M. GOULD	Director	February 23, 2005
George M. Gould
/s/ ARTHUR H. HAYES, JR.	Director	February 23, 2005
Arthur H. Hayes, Jr., M.D.
/s/ ELLIOT M. MAZA	Director	February 23, 2005
Elliot M. Maza
/s/ RICHARD N. PERLE	Director	February 23, 2005
The Honorable Richard N. Perle
/s/ ROBERT E. POLLACK	Director	February 23, 2005
Robert E. Pollack, Ph.D.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Financial Statements
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Tapestry Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Tapestry Pharmaceuticals, Inc. (a Delaware Corporation) maintained effective internal control over financial reporting as of December 29, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tapestry Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tapestry Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 29, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Tapestry Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tapestry Pharmaceuticals, Inc. as of December 29, 2004, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 29, 2004 and our report dated February 22, 2005 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Denver, Colorado
February 22, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Tapestry Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Tapestry Pharmaceuticals, Inc. (a Delaware corporation) and subsidiaries as of December 29, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tapestry Pharmaceuticals, Inc. and subsidiaries as of December 29, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tapestry Pharmaceutical, Inc.’s internal control over financial reporting as of December 29, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2005 expressed an unqualified opinion.

GRANT THORNTON LLP

Denver, Colorado
February 22, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tapestry Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Tapestry Pharmaceuticals, Inc. (formerly NaPro BioTherapeutics, Inc.) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tapestry Pharmaceuticals, Inc. (formerly NaPro BioTherapeutics, Inc.) and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Denver, Colorado
February 27, 2004

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 29, 2004 and December 31, 2003

(In thousands, except share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,713	$2,281
Short-term investments	29,378	48,501
Accounts receivable	—	1,495
Prepaid expense and other current assets	538	596
Assets held for sale	112	205
Total current assets	31,741	53,078
Property, plant and equipment, net	676	1,156
Long-term investments	4,631	—
Investment in ChromaDex, Inc.	1,414	1,414
Other assets	831	2,118
Total assets	$39,293	$57,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,119	$3,337
Accrued payroll and payroll taxes	2,017	2,607
Notes payable—current portion, net	3,132	81
Total current liabilities	8,268	6,025
Notes payable—long term, net	3,245	41
Convertible debentures	—	5,702
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 64,000,000 shares authorized; 33,435,401 shares issued and outstanding in 2004; and 30,953,952 and 30,899,646 shares issued and outstanding, respectively, in 2003	251	232
Additional paid-in capital	117,354	111,497
Accumulated deficit	(89,724)	(65,550)
Accumulated other comprehensive loss	(101)	—
Treasury stock, 54,306 shares at cost in 2003	—	(181)
Total stockholders’ equity	27,780	45,998
Total liabilities and stockholders’ equity	$39,293	$57,766

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 29, 2004, December 31, 2003, December 31, 2002
(In thousands, except per share data)

	2004	2003	2002
Operating expenses:
Research and development	$13,504	$6,485	$6,067
General and administrative	7,794	8,616	8,446
Operating loss	21,298	15,101	14,513
Other income (expense):
Interest income	694	110	267
Interest expense	(951)	(865)	(723)
Net loss from continuing operations	(21,555)	(15,856)	(14,969)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(2,619)	53,984	6,304
Net income (loss)	$(24,174)	$38,128	$(8,665)
Income (loss) per share, basic and diluted:
Continuing operations	$(0.66)	$(0.51)	$(0.51)
Discontinued operations	$(0.08)	$1.75	$0.21
Net income (loss)	$(0.74)	$1.24	$(0.29)
Basic and diluted weighted average shares outstanding	32,747	30,801	29,606

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Years Ended December 29, 2004, December 31, 2003, December 31, 2002
(in thousands, except share data)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2001	28,706,195	$215	$96,776	$(95,013)	$—	$(841)	$1,137
Contribution of 200,000 shares of common stock from treasury at $9.50 per share to retirement plans	—	—	1,240	—	—	660	1,900
Issuance of common stock for in-licensing of genomics technology	200,000	2	961	—	—	—	963
Issuance of stock options in exchange for consulting services	—	—	93	—	—	—	93
Issuance of common stock for compensation	19,587	—	164	—	—	—	164
Issuance of common stock for payment of interest expense	47,973	—	148	—	—	—	148
Exercise of stock options and warrants	101,648	1	216	—	—	—	217
Issuance of common stock in connection with private placement, net of issuance costs	888,889	7	7,775	—	—	—	7,782
Discount on convertible debentures issued in connection with private placement	—	—	3,057	—	—	—	3,057
Net loss	—	—	—	(8,665)	—	—	(8,665)
Balance at December 31, 2002	29,964,292	225	110,430	(103,678)	—	(181)	6,796
Contribution of 750,000 shares of common stock at $0.58 per share to ESOP	750,000	6	429	—	—		435
Issuance of common stock for in-licensing of genomics technology	100,000	1	187	—	—	—	188
Issuance of common stock for payment of services	45,046	—	45	—	—	—	45
Issuance of stock options in exchange for consulting services	—	—	77	—	—	—	77
Issuance of common stock for compensation	90,189	—	87	—	—	—	87
Modification of employee stock option terms	—	—	55	—	—	—	55
Tax provision relating to utilization of net operating losses created by stock option exercises	—	—	183	—	—	—	183
Exercise of stock options and warrants	4,425	—	4	—	—	—	4
Net income	—	—	—	38,128	—	—	38,128
Balance at December 31, 2003	30,953,952	232	111,497	(65,550)	—	(181)	45,998
Issuance of common stock in connection with private placement, net of issuance costs	2,000,000	15	4,822	—	—	—	4,837
Contributions of 335,643 shares, including 54,306 from treasury, to the ESOP	281,337	2	608	—	—	181	791
Issuance of common stock for in-licensing of genomics technology	100,000	1	90	—	—	—	91
Issuance of common stock for payment of interest expense	61,425	1	160	—	—	—	161
Compensation expense related to options issued to consultants	—	—	141	—	—	—	141
Exercise of stock options and warrants	38,687	—	36	—	—	—	36
Comprehensive income (loss)
Unrealized gain (loss) on investments	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	(24,174)	—	—	(24,174)
Comprehensive income (loss)							(24,275)
Balance at December 29, 2004	33,435,401	$251	$117,354	$(89,724)	$(101)	$—	$27,780

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 29, 2004, December 31, 2003 and December 31, 2002
(in thousands, except share information)

	2004	2003	2002
Operating activities:
Net income (loss)	$(24,174)	$38,128	$(8,665)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	475	2,840	2,267
Accretion of debt issue cost	43	163	82
Amortization of debt discount	587	509	386
Accretion of license fee income	—	(1,027)	(902)
Amortization of investment premium	257	—	—
In-process research and development expensed in connection with acquired assets of Pangene	—	—	151
License fees paid with common stock	8	16	718
Retirement contributions paid with common stock	791	435	1,900
Compensation paid with common stock and options	141	264	257
Interest expense paid with common stock	30	—	148
Gain on sale of the paclitaxel business	—	(54,553)	—
Asset writedowns associated with discontinued operations	1,440	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,495	5,625	(5,565)
Inventory	—	5,901	(2,755)
Prepaid expense and other assets	247	382	519
Accounts payable and accrued liabilities	(87)	190	(1,139)
Accrued payroll and payroll taxes	(589)	1,461	(326)
Net cash provided by (used in) operating activities	(19,336)	334	(12,924)
Investing activities:
Additions to plant and equipment	(161)	(1,602)	(4,760)
Proceeds from the sale of the paclitaxel business	—	66,143	—
Purchases of investments	(79,429)	(46,501)	(4,000)
Proceeds from sale of investments	93,563	2,000	—
Investment in ChromaDex, Inc.	—	(468)	—
Acquisition of assets from Pangene Corporation	—	(400)	(1,300)
Net cash provided by (used in) investing activities	13,973	19,172	(10,060)
Financing activities:
Proceeds from convertible debentures, net of issuance cost	—	—	7,736
Proceeds from notes payable	—	487	352
Payments of notes payable	(78)	(20,478)	(485)
Proceeds from sale of common stock and the exercise of common stock options and warrants, net of issuance cost	4,873	4	7,999
Net cash provided by (used in) financing activities	4,795	(19,987)	15,602
Net decrease in cash and cash equivalents	(568)	(481)	(7,382)
Cash and cash equivalents at beginning of year	2,281	2,762	10,144
Cash and cash equivalents at end of year	$1,713	$2,281	$2,762
Supplemental schedule of non-cash investing and financing activities:
Issuance of 61,435 shares of common stock for payment of accrued interest	$131	$—	$—
Issuance of 100,000 shares of common stock per year for prepayment of license fee	83	172	105
Transfer of fixed assets for investment in ChromaDex, Inc.	—	946	—
Plantation cost harvested to inventory	—	719	2,399
Insurance claim for damaged inventory	—	—	100

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Description of Business

Tapestry Pharmaceuticals, Inc. together with its subsidiaries (referred to herein as “Tapestry” or “Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. It is also actively engaged in evaluating the in-licensing or purchasing of new therapeutic agents and/or related technologies. The Company’s evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies. Acquisitions of new products or technologies may involve the purchase or licensing of such products or technologies, or the acquisition of, or merger with, other companies.

On December 12, 2003, Tapestry sold its paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a/Faulding Pharmaceutical Co.) (“Mayne Pharma”), a subsidiary of Mayne Group Limited, for $71.7 million in cash, minus an inventory adjustment of $4.6 million (see Note 2). Except for the sale of the paclitaxel business, the Company has incurred net losses since inception and may incur additional losses for the foreseeable future. Nearly all of Tapestry’s product sales have been from the paclitaxel business. Tapestry was incorporated as a Washington corporation in 1991, and reincorporated to Delaware in 1993.

Principles of Consolidation

The consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Fiscal Year

The Company reports on a 52 or 53 week year ending on the last Wednesday closest to December 31.

Cash, Cash Equivalents and Investments

Cash and cash equivalents includes all highly liquid investments with maturities of 90 days or less when purchased. The carrying amounts of cash and cash equivalents approximate their fair values. Short-term investments consist of investment grade commercial paper with maturity dates between 90 days and one year. Long-term investments consist of investment grade commercial paper with maturities greater than one year. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. The Company’s investments are classified as available-for-sale, and are reported at fair value on the balance sheet date. Interest income is recognized when earned. The unrealized gains and losses are reported as a component of accumulated other comprehensive loss. The Company’s investment in ChromaDex, Inc. is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See Note 12, Investment in ChromaDex, Inc., for further information on ChromaDex.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and notes are carried at cost, which approximates fair value. The convertible debentures are carried at fair market value.

Accounts Receivable and Provision for Doubtful Accounts

The Company has no accounts receivable at present. As a result of the sale of the paclitaxel business, the Company expects it will not have any significant accounts receivable for the foreseeable future.

In 2003, the Company evaluated the collectibility of its accounts receivable based on a combination of factors. In circumstances when the Company was aware of a specific customer’s inability to meet its financial obligations, the Company recorded a specific reserve for bad debts against amounts due. For all other instances, the Company reviewed the historical collections experience for its customers in determining if a provision for doubtful accounts was necessary. At December 31, 2003, the Company had not recorded a provision for doubtful accounts.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and intangible assets are periodically monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset.

Depreciation and Amortization

Depreciation of laboratory equipment, and furniture, fixtures and office equipment is computed using the straight-line method over estimated useful lives ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the improvements’ estimated useful life or remaining lease term. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

Intangible Assets

Intangible assets consist solely of acquired intellectual property and are amortized using the straight-line method over their estimated period of benefit, ranging from five to fifteen years. The Company annually evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

At December 29, 2004 and December 31, 2003, the Company had intangible assets with a net book value of $0 and $1.3 million, respectively. Accumulated amortization at December 31, 2003 was $122,000. Amortization expense was $93,000, $122,000 and $0 for the years ended December 29, 2004, December 31, 2003 and December 31, 2002, respectively. In connection with the preparation of its financial statements for 2004, the Company determined that its intangible assets relating to acquired patents used in the Genomics division were impaired and recorded an impairment loss of $1.1 million. See Note 2.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for its stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Pursuant to APB No. 25, compensation expense is recorded over the vesting period only if the fair value of the underlying stock on the issue date exceeds the exercise price on the issue date. Equity instruments granted to non-employees are accounted for under the fair value method, in accordance with SFAS 123 and related interpretations.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Tapestry estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate ranges of 2.51% to 3.81%, 1.98% to 3.35% and 2.51% to 5.07%; no expected dividend; volatility factor of 1.028 to 1.270, 1.187 to 1.228, and 1.090 to 1.167, and generally an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options’ vesting period. Tapestry’s pro forma information is as follows (in thousands, except per share amounts):

	2004	2003	2002
Net income (loss) as reported	$(24,174)	$38,128	$(8,665)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of taxes	(3,806)	(3,880)	(4,238)
Pro forma net income (loss)	$(27,980)	$34,248	$(12,903)
Basic and diluted income (loss) per share—as reported	$(0.74)	$1.24	$(0.29)
Pro forma basic and diluted income (loss) per share	$(0.85)	$1.11	$(0.44)

Tapestry accounts for options issued to consultants using the provisions of SFAS 123. Expense recognized in 2004, 2003 and 2002 was $141,000, $77,000 and $93,000, respectively.

Revenue Recognition

With the sale of the paclitaxel business, the Company does not anticipate having any significant product sales or license fee income for the foreseeable future. Revenue associated with the paclitaxel business is included in discontinued operations.

For the years ended December 31, 2003 and 2002, the Company recognized revenue from product sales at the time of shipment, as the title passed to the customer and the customer assumed the risks and rewards of ownership. Payments received in advance against future sales were recorded as deferred revenue until earned. Prior to the second quarter of 2002, the Company capitalized license fees and amortized them to income over the estimated economic life of the license. During the second quarter of 2002, the Company revised the period during which it amortizes deferred revenue from license fees, due to the potential decline in the price of paclitaxel in the European market. Since the second quarter of 2002, the amortization period consisted of amortizing 80% of fees to income over the first five years of the license, and the remaining 20% of the fees to income over the remaining period of the license. The effect of this change in estimate was not material to the consolidated financial statements. The Company recognized income from development milestones when the milestone was achieved and the Company had no future obligation to perform additional work associated with the given milestone. Deferred license fee income of $6.0 million was recognized in 2003 and included as part of the gain from the sale of the paclitaxel business.

Domestic and Foreign Sales, Operations and Significant Customers

All sales related to discontinued operations, see note Note 2.

Research and Development

Research and development costs are expensed as they are incurred.

Patent Cost

All costs incurred in obtaining, prosecuting and enforcing patents are expensed as they are incurred.

Net Income (Loss) Per Share

Basic earnings per share is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that have an antidilutive effect are excluded from diluted earnings per share. Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from stock options, warrants and convertible securities have been excluded from the computation of diluted earnings per share due to net losses from continuing operations in 2004, 2003, and 2002 as their effect is antidilutive.

Securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share because to do so would be antidilutive, amounted to 8,316,962, 7,363,619 and 6,181,800 shares at December 29, 2004, December 31, 2003 and December 31, 2002, respectively.

Comprehensive Income

Under Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income (loss) and its components as part of the financial statements. The Company has displayed its comprehensive income (loss) as part of the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss. Other comprehensive loss for 2004 includes net unrealized losses on available-for-sale securities that are excluded from net loss. The activity of other comprehensive income (loss) was as follows (in thousands):

	December 29,	December 31,	December 31,
	2004	2003	2002
Net income (loss), as reported	$(24,174)	$38,128	$(8,665)
Unrealized gain (loss) on available-for-sale securities	(101)	—	—
Comprehensive net income (loss)	$(24,275)	$38,128	$(8,665)

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles accepted in the United States of America the Company uses estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Among the significant estimates are valuation of long-lived assets, valuation of identifiable intangible assets, estimates of accrued obligations and litigation. Actual results could vary from these estimates.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), “Accounting for Stock-Based Compensation.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) commencing with the quarter ending September 28, 2005. If the Company had included the cost of employee stock option compensation in its financial statements, its net loss for the fiscal years ended December 29, 2004 and December 31, 2002, would have increased by $3,806,000 and $4,238,000, respectively. Net income for the fiscal year ended December 31, 2003 would have decreased by $3,880,000. Accordingly, the adoption of SFAS 123(R) is expected to have a material effect on the Company’s financial position and results of operations.

Reclassifications

Certain data in the prior years consolidated financial statements has been reclassified to conform to the current year presentation.

Note 2. Discontinued Operations

Closure of the Genomics Division

On November 16, 2004, the Company decided to discontinue research on its genomics programs, other than the Huntington’s Disease program, and to seek a buyer of these programs.

As a result of the decision to close the Genomics division, the Company recorded a one-time charge of $1.7 million primarily relating to an impairment of intangible assets acquired in connection with the December 2002 acquisition of the genomics business of Pangene Corporation ($1.1 million), a charge for fixed assets likely to be disposed of at less than their book value ($150,000), severance costs ($250,000), and lease termination costs ($200,000). The charge for the impairment of the intangible assets and the fixed assets was made in connection with the preparation of the Company’s financial statements. Additional expenses related to the exit of the Genomics division will be charged to discontinued operations as incurred. Most costs relating to the genomics exit will be incurred by the end of January 2005, although certain lease costs will continue through May 2005.

In December 2003, the Company made a decision to sell its gene isolation and service business, which was acquired in December 2002 and was accounted for as a discontinued operation. Net operating loss related to this business totaled $492,000 during 2003 and is included in discontinued operations.

Assets held for sale, at December 29, 2004 and December 31, 2003, which relate to the discontinued operations of the Genomics business were as follows (in thousands):

	2004	2003
Property, plant and equipment, net	$112	$122
Other assets	—	83
Assets held for sale, net	$112	$205

Net losses related to the Genomics division that are included in discontinued operations totaled $5.7 million, $6.6 million and $5.2 million in 2004, 2003 and 2002, respectively. No material revenue was previously recognized in this division.

Sale of Paclitaxel Business

On December 12, 2003, the Company sold its worldwide generic injectable paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.), a subsidiary of Mayne Group Limited, for cash in the amount of $71.7 million minus an inventory adjustment of $4.6 million to reflect the Company’s actual inventory as of the closing. The sale resulted in a gain of $54.6 million before taxes (net of a $183,000 tax provision relating to utilization of net operating losses created by stock option exercises), and $54.1 million after taxes. Approximately $21.9 million of the proceeds of the purchase price was paid to Abbott Laboratories to retire all outstanding debt, interest and payables the Company owed to Abbott. The assets sold to Mayne Pharma included paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. The Company retained all of its intellectual property not used in connection with the business sold. This transaction with Mayne Pharma provided that the Company was entitled to a portion of the cash proceeds received in connection with a patent infringement lawsuit against Mylan Laboratories, Inc. This lawsuit was settled in July 2004 and the Company received $3.0 million as its share of the proceeds.

The paclitaxel business has been reported as a discontinued operation and results from prior years have been reclassified to reflect this. Summary results of the paclitaxel business’s operations were (in thousands):

	2004	2003	2002
Product sales	$—	$25,532	$34,193
Net income	$3,088	$6,442	$11,502

Paclitaxel income in 2004 consisted of the $3.0 million patent infringement settlement with Mylan Laboratories and a $250,000 business interruption insurance claim filed and collected in 2004 for losses sustained in the third quarter of 2003 from a hurricane that disrupted operations of a contract manufacturer employed by Tapestry, offset by taxes owed in connection with the operation of the Company’s yew plantations.

In connection with the sale of the paclitaxel business in 2003, Tapestry’s Board of Directors granted a total of 1,250,000 stock options to officers of the Company and certain consultants under the 1994 Stock Option Plan at an exercise price of $1.55 per share. Consultants received a total of 90,000 of these stock options. The options vest no later than September 2, 2008. The options may vest earlier if the Company’s closing stock price, on a rolling 20-day average, exceeds $1.55. If the rolling 20-day average closing stock price exceeds $1.55 by 30%, then 16.67% of the options vest. Likewise, if the 20-day rolling average closing stock price exceeds $1.55 by 60%, 90%, 120% and 200%, then in each case an additional 16.67% of the options vest. The Company accounted for this transaction in accordance with APB 25 for employees and in accordance with SFAS 123 for consultants. (see Note 8.)

Mayne Pharma Agreement

In 1992, the Company entered into a 20-year exclusive agreement with F.H. Faulding & Co., Ltd. (“Faulding”), a large Australian pharmaceutical company for the clinical development, sale, marketing and distribution of paclitaxel. In October 2001, Faulding was acquired by Mayne Nickless Limited, an Australian based health care provider and logistics operator. In a separate agreement for Europe, dated March 2001, the Company was responsible for regulatory filings and supplied paclitaxel exclusively to Mayne Pharma to formulate and finish the product. The Company shared equally the net sales of the product in Europe. Under the agreement, Mayne Pharma paid an up-front licensing fee to Tapestry of $7.5 million. The Company deferred the $7.5 million, $5.5 million of which was being amortized 80% over the first five years to license fee income and the remaining 20% over the remaining seven years of the license. The remaining deferred balance of $5.1 million at December 12, 2003 was recognized as part of the gain from the sale of the paclitaxel business described above.

Note 3. Property, Plant and Equipment

In connection with the closure of the Genomics division in December 2004, fixed assets with a net book value of $150,000 were determined to be impaired. In connection with the sale of the paclitaxel business, property, plant and equipment with a net book value at December 12, 2003 of $7.8 million was sold to Mayne Pharma (see Note 2). Land, valued at $718,000, had previously been purchased and held for expansion of the Company’s paclitaxel manufacturing facilities. With the sale of the paclitaxel business in 2003, that land was classified as other assets.

Property and equipment consists of the following (in thousands):

	December 29, 2004	December 31, 2003
Furniture, fixtures and office equipment	$678	$528
Laboratory equipment	589	754
Leasehold improvements	38	38
Construction in progress	22	391
	1,327	1,711
Less accumulated depreciation and amortization	(651)	(555)
Property, plant and equipment, net	$676	$1,156

Note 4. Investments

Short-term investments consisted of investment grade commercial paper due within one year. Long-term investments consisted of investment grade commercial paper with maturities beyond one year. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in comprehensive net income (loss). See Note 1.

Note 5. Notes Payable

Notes payable as of December 29, 2004 consists of the note agreement resulting from the February 18, 2005 settlement of litigation with TL Ventures (see Note 6) and capital lease obligations. Notes payable as of December 31, 2003 consists of capital lease obligations. Current and long-term portions of notes payable, excluding the discount on the TL Ventures note and debt issuance costs, are as follows (in thousands):

	2004	2003
Notes payable	$7,763	$122
Less current portion	(3,636)	(81)
Notes payable––long term	$4,127	$41

The unamortized discount on the TL Ventures note was $1,295,000 and debt issuance costs were $91,000 at December 29, 2004. The discount and debt issuance costs reduced the current portion of the note by $504,000 and the long-term portion by $882,000. Notes payable have the following minimum future payments (in thousands):

2005	$3,636
2006	1,327
2007	1,800
2008	1,000
Total	$7,763

Supplemental Cash Flow Information

For the years ended December 29, 2004, December 31, 2003 and December 31, 2002, interest paid in cash on all outstanding debt was $168,000, $1,576,000 and $1,651,000, respectively.

Note 6. Convertible Debentures

In February 2002, the Company sold privately $8.0 million principal of five-year, 4% debentures convertible into common stock at $15 per share to TL Ventures V, L.P. and one of its affiliated funds. The net proceeds were $7.8 million. As part of this transaction, Tapestry recorded a discount attributable to the fair value of the conversion feature of the convertible debentures in the amount of $3.1 million, which was amortized over the term of the debentures. The Company filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures. The Company could pay the debenture interest in cash or common stock at its option. In 2002, the Company paid the interest in stock. In 2003, the Company paid the interest in cash, and in 2004 made payments in both stock and cash.

TL Ventures advised the Company before the sale of its paclitaxel business to Mayne Pharma that TL Ventures believed completion of such sale entitled it to have its $8.0 million of Company 4% convertible subordinated debentures redeemed. The company disputed this position. On September 8, 2003, TL Ventures Funds reasserted its position and informed the Company that, if it could not resolve this issue promptly, it intended to pursue legal remedies. On September 11, 2003, Tapestry filed a complaint in a case captioned NaPro BioTherapeutics, Inc. v. TL Ventures V L.P. and TL Ventures V Interfund L.P., Case No. 2003-CV-1812, District Court, Boulder County, Colorado. In Tapestry’s complaint, the Company sought a declaratory judgment from the court that the asset sale to Mayne Pharma did not permit TL Ventures to have the 4% convertible subordinated debentures redeemed. TL Ventures filed a motion to dismiss the suit, and filed an action in a case captioned TL Ventures V L.P. and TL Ventures V Interfund L.P. v. NaPro BioTherapeutics, Inc., Case No. 110-N, Delaware Court of Chancery, alleging that TL Ventures is entitled to redeem its 4% convertible subordinated debentures. The Colorado action was dismissed, and the case proceeded in the Delaware Court of Chancery.

On February 18, 2005 the Company entered into an agreement with TL Ventures providing for a complete settlement of the litigation, a mutual release of claims and the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery of the debentures to the Company for cancellation. The notes do not bear interest and are payable in monthly installments of $50,000 beginning in February 2005, $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008. Accrued interest of approximately $134,000 was included in the cash payment made with the closing. The Company recorded a discount on the note attributable to the fair value of interest in the amount of $1,295,000 and the discount was allocated between the current and long-term portions of the note. An interest rate of 18.5% was used to impute the discount. The Company recorded the obligation resulting from the settlement on its balance sheet as of December 29, 2004 (see Note 5). No gain or loss was recognized in connection with the settlement.

Note 7. Stockholders’ Equity

Stockholder Rights Plan

In November 1996, the Company adopted a Stockholder Rights Plan and distributed a dividend of one right to purchase one one-hundredth of a share of a new series of junior participating preferred stock, Series B, for each share of common stock. The Stockholder Rights Plan was amended and restated in September 2001. The objective of the Stockholder Rights Plan is to secure for stockholders the long term value of their investment and to protect stockholders from coercive takeover attempts by strongly encouraging anyone seeking to acquire the Company to negotiate with its Board of Directors. The adoption of the Stockholder Rights Plan was not in response to any hostile takeover proposal.

The Rights trade with common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 20% or more of common stock. In certain events after the Rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the Rights’ then current exercise price (currently set at $60), a number of shares of common stock having market value of twice the Right’s exercise price or a number of the acquiring company’s common shares having a market value at the time of twice the Rights’ exercise price. For example, in the event of an acquisition of greater than 20% of the Company’s stock without approval of its Board of Directors, the Company’s stockholders (other than the 20% acquirer) would have the right to purchase $120 worth of stock for $60. A stockholder would have one such right for each share of stock held at the time the rights become exercisable.

The Company may amend the Rights, except in certain limited respects or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

Private Placements

In February 2002, the Company sold privately $8.0 million of common stock issued at $9 per share to TL Ventures V, L.P. and one of its affiliated funds. The net proceeds were $7.8 million. See Note 6 for information concerning the convertible debentures that were acquired by TL Ventures at the same time as this placement transaction closed.

During 2004, the Company issued 77,675 shares of common stock to the University of Delaware, 10,450 shares of common stock to Thomas Jefferson University and 11,875 shares of common stock to The Samuel Robert Noble Foundation, Inc., all in connection with a 20-year gene editing technology license. The shares were valued at $0.91 per share, which was the closing market price on the date of the issuance. The license requires the Company to provide for research and patent funding commitments and payments in common stock. See Note 13, Technology License, for additional information.

Authorized Shares

In August 2003, the Company filed a registration statement with the SEC covering the issuance of up to 6.5 million shares of its common stock and 1.0 million shares of its preferred stock. This registration statement is intended to give Tapestry the flexibility to take advantage of financing opportunities from time to time when market conditions are favorable. Tapestry may sell the stock covered by this registration statement in one or more transactions at prices and in a manner it determines from time to time. In March 2004, Tapestry issued 2.0 million shares of common stock under this registration statement, for $5.2 million of gross proceeds, less $363,000 of issuance costs. At December 29, 2004, 4.5 million shares of common stock remain available to be issued. Additional shares may be sold under this registration statement only if the Company is eligible for primary offerings on Form S-3, which requires that the aggregate market value of common equity held by non-affiliates of the Company is $75 million or more. As of December 29, 2004, such aggregate market value was less than 43% of the required $75 million.

The Company could elect to pay interest on its convertible subordinated debentures in shares of Tapestry common stock, in lieu of cash (see Note 6). In February 2004, Tapestry issued 61,425 shares of common stock to pay interest on its convertible subordinated debentures.

Stock Options

The Company had reserved 8,277,100 shares of common stock as of December 29, 2004 for future issuance upon exercise of common stock options.

Note 8. Common Stock Options and Warrants

The following summarizes warrant activity:

	Warrants	Exercise Price			Expiration Dates
Outstanding at December 31, 2001	129,334	$1.88	-	$8.75	2002 - 2003
Expirations	(13,334)			1.88	2002
Exercised	(5,000)			1.88	2003
Outstanding at December 31, 2002	111,000	1.88	-	8.75	2003
Expirations	(111,000)	1.88	-	8.75	2003
Outstanding at December 31, 2003 and December 29, 2004	—	$		—

Non-plan Stock Options

In January 1994, the Company granted to four outside directors options to purchase 27,000 shares of common stock which were immediately exercisable and expired in January 2004. In September 1997, the Company granted to its employees options to purchase 20,075, shares of common stock which vested over a two year period and which expire in September 2007. As of December 29, 2004, options to purchase 500 shares remained outstanding.

The 1993 Stock Option Plan

During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the “Plan”), to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provided for option grants designated as either nonqualified or incentive stock options. The Plan provided for the issuance of up to 146,667 shares of common stock. The term of the Plan was ten years, which expired in September 2003, and the maximum option exercise period was no more than ten years from the date of grant. The term of options for 667 or more shares was eight years, and the term of options for fewer than 667 shares was five years. Options for 667 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 667 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan was equal to the fair market value of the Company’s common stock on the date of grant.

1994 Long-Term Performance Incentive Plan

The Company has a 1994 Long-Term Performance Incentive Plan (the “1994 Plan”) which was approved by stockholders in July 1994. The 1994 Plan initially authorized 375,000 shares for issuance.

Stockholders subsequently approved increases in the number of authorized shares. There are currently 6,600,000 shares authorized for issuance under the 1994 Plan. The 1994 Plan provides for granting to employees and other key individuals who perform services for the Company the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1994 Plan. In April 2004, in accordance with the terms of the 1994 Plan, the Company’s Board of Directors extended the termination date of the 1994 Plan for an additional five years through July 2009 for the purpose of granting awards thereunder, other than incentive stock options, and suspended provisions relating to the granting of options to non-employee directors.

The 1998 Stock Incentive Plan

In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (formerly known as the “1998 Stock Option Plan”) (the “1998 Plan”) to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 1998 Plan provides for option grants designated as nonqualified stock options or incentive stock options. Originally, 125,000 shares were authorized for issuance under the 1998 Plan. The Board of Directors approved increases in the number of authorized shares in amendments to the 1998 Plan made through 2002. There are currently 1,925,000 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are Tapestry officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, (unless granted to officers not previously employed by Tapestry, as an inducement essential to such officers entering into employment contracts with the Company) or to Tapestry directors. Options granted under the 1998 Plan typically vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. The exercise price for stock options issued under the 1998 Plan is equal to the fair market value of the Company’s common stock on the date of grant.

2004 Equity Incentive Plan

In 2004, shareholders adopted the 2004 Equity Incentive Plan (the “2004 EIP Plan”) to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 2004 EIP Plan provides for option grants designated as nonqualified stock options or incentive stock options. The 2004 EIP Plan authorized 2,000,000 shares for issuance thereunder. Under the terms of the 2004 EIP Plan, stock options cannot be granted to Tapestry non-employee directors. Options granted under the 2004 EIP Plan are subject to vesting, and expire ten years from the date of grant. Vesting is determined at the time of the grant, which is typically four years. The exercise price for stock options issued under the 2004 EIP Plan is equal to the fair market value of the Company’s common stock on the date of grant.

2004 Non-Employee Directors’ Stock Option Plan

In 2004, shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) to provide for automatic and discretionary grants of stock options to members of the Company’s board of directors who are not employees of the Company. Options granted under the 2004 Directors’ Plan are intended to be nonstatutory stock options that do not qualify as incentive stock options. The 2004 Directors’ Plan authorizes 400,000 shares of common stock for issuance. Options granted automatically under the 2004 Directors’ Plan vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. Options may also be granted under the 2004 Director’s Plan at the discretion of the Board on such terms as the Board determines, subject to limitations of the 2004 Director’s

Plan. The exercise price for stock options issued under the 2004 Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Each person who is not an employee and (i) who is elected or re-elected as a director by the stockholders at any annual meeting of stockholders, (ii) who continues as a director following an annual meeting of stockholders at which such director is not subject to re-election or (iii) is appointed as a director in accordance with Company bylaws following an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a non-qualified option to purchase 10,000 shares of common stock. The 2004 Directors’ Plan also provides for annual automatic grants of options to purchase 10,000 shares to the chairs of the Board of Directors’ Audit, Compensation, Nominating and Corporate Governance, and Research and Development committees. The 2004 Directors’ Plan provides for an automatic grant of non-qualified stock options to purchase 7,500 shares of common stock to members of the Research and Development committee upon their initial appointment to the committee, and an automatic grant of non-qualified stock options to purchase 3,000 shares of common stock to a Research and Development committee member who continues to serve on the committee after an annual meeting of stockholders. Non-employee directors may also be granted options to purchase shares of common stock at the discretion of the Board of Directors. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to a vesting schedule.

The following summarizes stock option activity and balances:

						2004
	Non-Plan	1993 Plan	1994 Plan	1998 Plan	2004 EIP Plan	Directors’ Plan	Total
Authorized	212,235	146,667	6,600,000	1,925,000	2,000,000	400,000	11,283,902
Less:
Exercised	195,085	133,232	439,624	130,181	—	—	898,122
Expired	16,250	13,435	—	—	—	—	29,685
Stock grants	400	—	174,956	222,793	—	—	398,149
Issued and unexercised	500	—	5,705,402	1,323,698	1,197,500	50,000	8,277,100
Available to be issued	—	—	280,018	248,328	802,500	350,000	1,680,846

	Stock Options	Exercise Price			Weighted Average Exercise Price
Outstanding at December 31, 2001	5,025,380	$1.00	-	$11.25	5.18
Granted	765,300	0.72	-	12.10	4.85
Forfeited	(139,897)	1.00	-	12.10	5.58
Expired	(16,668)	2.40	-	6.00	4.56
Exercised	(96,648)	1.00	-	3.65	6.37
Outstanding at December 31, 2002	5,537,467	0.72	-	12.10	5.17
Granted	1,651,000	0.31	-	2.15	1.50
Forfeited	(199,584)	1.00	-	12.10	5.33
Exercised	(4,425)			1.00	1.00
Outstanding at December 31, 2003	6,984,458	0.31	-	11.75	4.26
Granted	1,663,050	0.92	-	2.80	1.31
Forfeited	(331,721)	0.36	-	9.25	3.14
Exercised	(38,687)	0.48	-	2.00	0.93
Outstanding at December 29, 2004	8,277,100	$0.31	-	$11.75	$3.73

pe

The weighted-average fair value of options granted during 2004, 2003 and 2002 was $1.05, $1.30 and $3.80, respectively.

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.31 - $ 1.54	1,855,393	8.22	$1.01	583,467	$0.97
$1.55 - $ 1.95	2,064,186	7.04	$1.64	1,154,850	$1.70
$1.98 - $ 3.09	1,523,200	5.94	$2.39	1,178,000	$2.40
$3.25 - $ 6.50	441,274	6.31	$5.38	396,274	$5.48
$6.61 - $ 7.88	1,257,947	6.09	$7.11	790,980	$7.39
$8.00 - $11.75	1,135,100	6.53	$9.40	311,787	$9.13
$0.31 - $11.75	8,277,100	6.85	$3.73	4,415,358	$3.67

Note 9. Retirement Plans

The Company sponsors a defined contribution retirement plan (the “401(k) Plan”) for all eligible employees that allows participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the 401(k) Plan on behalf of the participants in the form of cash or in shares of common stock. No discretionary contributions were made by the Company to the 401(k) Plan in 2004, 2003 or 2002. In June 2004, Tapestry common stock held in the 401(k) Plan was transferred to the Employee Stock Ownership Plan (“ESOP”).

The Company adopted an ESOP for its employees, in accordance with the Internal Revenue Code. Under this plan, employees over the age of 17 are eligible to participate on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12-continuous-month period. Participants make no contributions to the ESOP. The Company contributes common stock to the ESOP which is allocated to all eligible employees based on their allowable pay. For 2004, 2003 and 2002, the Company contributed 335,643, 750,000 and 200,000, shares to the ESOP and recorded compensation expense of $791,000, $435,000 and $1.9 million, respectively. The Company’s 2004 contribution included 54,306 shares of treasury stock. All shares held by the ESOP are treated as outstanding in computing earnings per share.

As a result of a series of restructurings occurring since July 2002 and concluding with the sale of the paclitaxel business, there have been partial plan terminations of both the 401(k) Plan and the ESOP. Under a partial plan termination, an employee whose employment was involuntarily terminated or notified that his/her employment would be involuntarily terminated and left the Company voluntarily after receiving such notification was a qualifying employee and retroactively 100% vested in any previously issued Company contributions to the 401(k) Plan and ESOP. Any shares previously forfeited by such qualifying employees were returned to those employees. The Company did not have to issue any additional shares to either the 401(k) or the ESOP as a result of the partial plan termination and it had no effect on the Company’s financial position or results of operations.

Note 10. Income Taxes

As of December 29, 2004, the Company had the following net operating loss carryforwards and research and development credits to offset future taxable income in the U.S. (in thousands):

	Net	Research and
	Operating	Development
Expiring December 31,	Losses	Credits
2007	$—	$52
2008	—	54
2009	—	38
2010	—	15
2011	—	49
2012	10,825	140
2018	—	205
2019	8,445	230
2020	15,899	340
2021	19,781	449
2022	8,714	565
2023	—	390
2024	21,121	32
	$84,785	$2,559

Section 382 of the Internal Revenue Code contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a “change of ownership” as described therein. Such a change of ownership may limit the utilization of the Company’s net operating loss and tax credit carryforwards, and could be triggered by sales of securities by Tapestry or its stockholders. The Company has performed an analysis of its Section 382 net operating losses through December 31, 2003, and concluded there was no limitation on the use of its net operating losses or research and development credits due to the potential limitations under Section 382.

Of the $84.8 million of net operating losses listed above, $3.6 million resulted from the exercise of stock options and, as a result, the tax effect of utilizing that portion of the net operating losses would be credited directly to stockholders’ equity.

Significant components of the Company’s deferred tax assets for the years ended December 29, 2004 and December 31, 2004 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Tax net operating loss carryforward	$32,278	$23,974
Research and development credits	2,559	2,570
Depreciation	(63)	(66)
Alternative minimum tax credit carryforward	467	462
Other	116	29
Total deferred tax assets	35,357	26,969
Valuation allowance	(35,357)	(26,969)
Net deferred tax assets	$—	$—

Variations from the federal statutory rate for the years ended December 29, 2004, December 31, 2003 and December 31, 2002 are as follows:

	2004	2003	2002
Federal statutory income tax rate	35.00%	35.00%	35.00%
Effect of permanent differences	0.03	0.06	0.12
State income tax rate net of federal benefit	3.08	3.07	3.07
Effect of foreign operations	(2.55)	(3.58)	0.75
Valuation allowance	(35.56)	(34.55)	(38.94)
Effective income tax rate for continuing operations	(0.00)%	0.00%	0.00%

	2004	2003	2002
Federal statutory income tax rate	35.00%	35.00%	35.00%
Net operating loss carryforward utilized	—	(13.32)	—
Alternative minimum tax	—	0.76	—
Valuation allowance	(41.83)	(21.38)	(35.00)
Effective income tax rate for discontinued operations	(6.83)%	1.06%	0.00%

Note 11. Restructuring Costs

Restructuring costs include the costs associated with actions taken by the Company in response to changes in the Company’s business. These charges consist of costs that are incurred to exit an activity or cancel an existing contractual obligation, including the closure of facilities and employee termination related charges.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s financial position or results of operations.

Associated with the restructuring of the Company’s operations, the Company recognized charges during 2002, 2003 and 2004 as follows:

In July 2002, Tapestry initiated a company-wide restructuring plan involving a reduction of full-time staff by 30 employees, as well as the elimination of other operating expenses. Included in this reduction were 16 employees in manufacturing, 10 employees in research and development and 4 employees in general and administrative positions. The annual payroll cost savings was approximately $1.5 million. During the third quarter of 2002, the Company incurred restructuring charges of approximately $199,000, which were paid by December 31, 2002.

During 2003, the Company incurred severance costs of $483,000 associated with the termination of the employment of three executive officers and $158,000, resulting from the involuntary termination of 11 employees in manufacturing, 4 employees in research and development and 5 employees in general and administrative positions.

In May 2003, the Company negotiated a voluntary termination of the majority of its regulatory affairs personnel and their transfer to an independent, third party consulting company. Tapestry contracts its regulatory affairs with that company on an as needed basis.

Facility closing costs in 2003 were associated with terminating a lease for one of the Company’s corporate facilities in Boulder, Colorado and consisted of a lease termination fee, accelerated depreciation of leasehold improvements and site remediation costs.

See Note 2 regarding the closure of the Company’s Genomics division in 2004 and the sale of the paclitaxel business in 2003. The sale of the Company’s Technical and Analytical Services group to ChromaDex, Inc., as discussed in Note 12, was also part of the Company’s restructuring.

The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of December 29, 2004, December 31, 2003 and December 31, 2002 (in thousands):

	Employee
	Severance
	and	Facility	Total
	Termination	Closure	Restructuring
	Costs	Costs	Charges
Accrual balance December 31, 2001	$—	$—	$—
Third quarter 2002 restructuring charge	199	—	199
Total restructuring charges 2002	199	—	199
Payments in 2002	(199)	—	(199)
Accrual balance December 31, 2002	—	—	—
First quarter 2003 restructuring charge	389	404	793
Second quarter 2003 restructuring charge	26	370	396
Third quarter 2003 restructuring charge	17	430	447
Fourth quarter 2003 restructuring charge	209	240	449
Total restructuring charges December 31, 2003	641	1,444	2,085
Payments in 2003	(488)	(1,444)	(1,932)
Accrual balance December 31, 2003	153	—	153
Fourth quarter 2004 restructuring charge	253	203	456
Total restructuring charges December 29, 2004	253	203	456
Payments in 2004	(200)	—	(200)
Accrual balance December 29, 2004	$206	$203	$409

Note 12. Investment in ChromaDex, Inc.

In April 2003, the Company sold its Technical and Analytical Services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex. Ten Company employees transferred to ChromaDex in April as part of this transaction. In exchange for the common stock received, the Company sold property and equipment valued at approximately $1.0 million, as well as provided rents and other subsidies of $468,000, which included a payment of $300,000 in cash at the closing. ChromaDex assumed the lease for Tapestry’s research facility in Boulder, Colorado as part of this transaction. The Company subleases a portion of this space from ChromaDex. ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries.

Note 13. Technology License

In November 2000, the Company entered into a 20-year technology license, with the University of Delaware and Thomas Jefferson University, relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provides for research and patent funding commitments and payments in common stock. To date, the

Company has issued 378,875 shares of common stock under the license to the University of Delaware, 61,750 shares to Thomas Jefferson University and 59,375 shares to The Samuel Roberts Noble Foundation, Inc., each of which has an ownership interest in the licensed intellectual property. Assuming the Company does not cancel the license, it will issue an additional 700,000 shares in 100,000 share-per-year increments on the license anniversaries and/or in 200,000 share increments upon the achievement of certain milestone events. The Company may, at its option, accelerate the issuance dates. The license is terminable at Tapestry’s option and if it is terminated, no additional shares would be issued. Tapestry has committed to fund at least $300,000 in research under this agreement during 2005. Unless the Company terminates the license, the Company is also committed to funding at least $300,000 in research at the University Delaware during 2006 as well.

Note 14. Commitments and Contingencies

Operating Leases

The Company has executed noncancellable operating lease agreements for office, research and production facilities, and equipment. As of December 29, 2004, future minimum lease payments under noncancellable operating lease agreements are as follows (in thousands):

2005	$517
2006	304
2007	141
2008	11
Total	$973

Tapestry has renewal clauses in some of these leases that range from one to ten years. Rent expense for the years ended December 29, 2004, December 31, 2003 and December 31, 2002 was $935,000, $1,737,000 and $1,528,000, respectively.

Note 15. Related Party Transactions

The Company paid ChromaDex (see Note 12) $379,000 and $142,000 during 2004 and 2003, respectively, for support services and the Company’s share of rent, utilities, supplies and maintenance costs in connection with its sublease of ChromaDex’s research facility. The Company had accounts payable balances to ChromaDex of $23,000 and $89,000, at December 29, 2004 and December 31, 2003, respectively.

One of the Tapestry’s directors, Arthur H. Hayes, Jr., M.D., may provide certain consulting services to the Company. The Company has a consulting agreement with MediScience Associates (the “MediScience Agreement”) whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, may provide us with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. The Company is obligated to make quarterly payments to MediScience under the MediScience Agreement in the amount of $12,500. Dr. Hayes was paid $50,000 under this agreement during 2004 and 2003, respectively, and $37,500 during 2002. The Company had accrued liability balances for consulting services to Dr. Hayes of $12,500 at December 29, 2004 and December 31, 2003, respectively. Dr. Hayes is obligated to provide consulting services to the Company under the MediScience Agreement indefinitely, but the MediScience Agreement is terminable by the Company or MediScience at any time with 90 days prior written notice.

Note 16. Subsequent Event

On February 18, 2005 the Company entered into an agreement with TL Ventures providing for a complete settlement of the litigation, a mutual release of claims and the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery of the $8.0 million principal five-year 4% convertible subordinated debentures to the Company for cancellation. See Note 6, Convertible Debentures, for information regarding the settlement.

Note 17. Quarterly Data (unaudited)
(In thousands, except per share amounts)

On November 16, 2004, the Company decided to discontinue research on its genomics programs, except for the Huntington’s Disease program. Costs related to the discontinued genomics programs are included in discontinued operations. On December 12, 2003, the Company sold its generic paclitaxel business. Also in December 2003, the Company discontinued its gene isolation and service business. As a result, sales and cost of sales relating to the paclitaxel business and the gene isolation and service business are included in discontinued operations in the Consolidated Statements of Operations (see Note 2). There were no material product sales during 2004.

Years Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Net loss from continuing operations	$(3,980)	$(5,280)	$(6,957)	$(5,338)	$(21,555)
Income (loss) discontinued operations	(995)	(1,107)	2,179	(2,696)	(2,619)
Net loss	(4,975)	(6,387)	(4,778)	(8,034)	(24,174)
Basic and diluted net loss per share	(0.16)	(0.19)	(0.14)	(0.24)	(0.74)
2003
Net loss from continuing operations	$(3,637)	$(3,884)	$(3,472)	$(4,863)	$(15,856)
Income (loss) discontinued operations	887	1,754	(2,591)	53,934	53,984
Net income (loss)	(2,750)	(2,130)	(6,063)	49,071	38,128
Basic and diluted income (loss) per share	(0.09)	(0.07)	(0.20)	1.59	1.24

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended August 2, 1996(1)
3.2	Certificate of Amendment dated September 21, 1998 to the Amended and Restated Certificate of Incorporation of the Company(2)
3.3	Certificate of Amendment dated October 31, 2000 to the Amended and Restated Certificate of Incorporation of the Company(3)
3.4	Bylaws of the Company as amended through August 25, 2003(11)
3.5	Certificate of Designation for Convertible Preferred Stock, Series A(4)
3.6	Certificate of Designation for Series B Junior Participating Preferred Stock(5)
3.7	Certificate of Designation for Series C Senior Convertible Preferred Stock(6)
3.8	Certificate of Elimination of Convertible Preferred Stock, Series A(7)
3.9	Certificate of Elimination of Series C Senior Convertible Preferred Stock(7)
3.10	Certificate of Increase of Series B Junior Participating Preferred Stock(7)
3.11	Certificate of Amendment dated March 3, 2003 to the Amended and Restated Certificate of Incorporation of the Company(8)
4.1	Common Stock Certificate(9)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(10)
4.3	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.11
4.4.	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V L.P. in the amount of $4,590,600.17*
4.5	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V Interfund L.P. in the amount of $79,399.53*
10.1	Company’s 1993 Stock Option Plan(9)
10.2	Amendment dated December 11, 2000 to the Company’s 1993 Stock Option Plan(12)
10.3	Company’s Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002(11)
10.4	Company’s Amended and Restated 1998 Stock Incentive Plan as amended through October 15, 2002(11)
10.5	Company’s 2004 Equity Incentive Plan(16)
10.6	Company’s 2004 Non Employee Director’s Stock Option Plan(16)
10.7	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(13)
10.8	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(13)
10.9	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(13)
10.10	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(13)
10.11+	License Agreement dated November 21, 2000 by and between the Company and The University of Delaware and Thomas Jefferson University(12)
10.12	Employment Agreement effective January 1, 2004 between the Company and Sterling K. Ainsworth(11)
10.13	Asset Purchase Agreement dated as of August 25, 2003 between Tapestry Pharmaceuticals, Inc. and Faulding Pharmaceutical Co.(15)

10.14

Form of Director and Officer Indemnification Agreement signed by the Company and each of Martin M. Batt, Edward L. Erickson, George Gould, Esq, Arthur Hull Hayes, Jr., M.D., Kai Larson, Gordon H. Link, Jr., Patricia A. Pilia, Ph.D., The Honorable Richard N. Perle, Robert E. Pollack, Ph.D., and Leonard P. Shaykin on the dates set forth on the Schedule previously filed and incorporated herein by reference, which Schedule is amended to include the Director and Officer Indemnification Agreement signed by Stephen Carter, M.D. on March 7, 2004(8)

10.15

Form of waiver agreement signed by Patricia A. Pilia, Gordon Link and Kai P. Larson on September 10, 2003 and by Leonard P. Shaykin on September 12, 2003  (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)(11)

10.16	Form of Stock Option Agreement for certain options granted under the Company’s 2004 Equity Incentive Plan(14)
10.17	Form of Stock Option Agreement for options granted under the Company’s 2004 Non-Employee Directors’ Stock Option Plan(14)
10.18	Settlement Agreement and Mutual General Release dated February 18, 2005 between the Company, on one hand, and TL Ventures V L.P. and TL Ventures Interfund L.P., on the other hand*
21.1	List of Subsidiaries(13)
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

*                    Filed herewith

#                 This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference

+                Portions have been omitted pursuant to a request for confidential treatment

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

(2)          Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-24320)

(3)          Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 (File No. 0-24320)

(4)          Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 20, 1995 (File No. 0-24320)

(5)          Incorporated herein by reference to the Company’s Registration Statement on Form 8-A12G/A dated November 25, 1996 (File No. 0-24320)

(6)          Incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on December 16, 1997 (File No. 333-42419)

(7)             Incorporated herein by reference to the Company’s Registration Statement on Form S-3/A filed on August 26, 2003 (File No. 333-107817)

(8)          Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed on August 8, 2003 (File No. 0-24320)

(9)          Incorporated herein by reference to the Registration Statement on Form S-1 of the Company, filed with the Commission on July 24, 1994 (File No. 33-78016)

(10)   Incorporated herein by reference to the Registration Statement on Form 8-A12G/A of the Company, filed with the Commission on October 23, 2001 (File No. 0-24320)

(11)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24320)

(12)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-24320)

(13)   Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

(14)   Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2004 (File No. 0-24320)

(15)   Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission dated August 25, 2003 (File No. 0-24320)

(16)       Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004 (File No. 0-24320)