Form 10-Q
period 2005-03-30
TAPESTRY PHARMACEUTICALS, INC
filed 2005-05-04
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2005

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

As of April 28, 2005, the registrant had 33,488,995 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 30, 2005	December 29, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$625	$1,713
Short-term investments	25,332	29,378
Prepaid expense and other current assets	587	538
Assets held for sale	112	112
Total current assets	26,656	31,741

Property, plant and equipment, net	670	676
Long-term investments	—	4,631
Investment in ChromaDex, Inc.	1,414	1,414
Other assets	829	831
Total assets	$29,569	$39,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,943	$3,119
Accrued payroll and payroll taxes	982	2,017
Notes payable – current portion, net	264	3,132
Total current liabilities	3,189	8,268

Notes payable – long term, net	3,117	3,245

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 64,000,000 shares authorized; 33,488,995 and 33,435,401 shares issued and outstanding at March 30, 2005 and December 29, 2004, respectively	251	251
Additional paid-in capital	117,415	117,354
Accumulated deficit	(94,288)	(89,724)
Accumulated other comprehensive loss	(115)	(101)
Total stockholders’ equity	23,263	27,780
Total liabilities and stockholders’ equity	$29,569	$39,293

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended
	March 30, 2005	March 31, 2004

Operating expenses:
Research and development	$2,789	$1,753
General and administrative	1,597	2,145
Operating loss	4,386	3,898

Other income (expense):
Interest income	170	153
Interest expense	(167)	(235)
Net loss from continuing operations	(4,383)	(3,980)

Discontinued operations:
Loss from discontinued operations	(181)	(995)

Net loss	$(4,564)	$(4,975)

Basic and diluted loss per share from continuing operations	$(0.13)	$(0.13)
Basic and diluted loss per share from discontinued operations	$(0.01)	$(0.03)
Basic and diluted loss per share	$(0.14)	$(0.16)

Basic and diluted weighted average shares outstanding	33,457	31,068

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	March 30, 2005	March 31, 2004
Operating activities:
Net loss	$(4,564)	$(4,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69	125
Amortization of debt issue cost	92	11
Amortization of debt discount	70	139
Amortization of investment premium	88	—
Interest paid with common stock	—	30
Compensation paid with common stock and options	30	93
Impairment loss on assets held for sale	—	205
Changes in operating assets and liabilities:
Accounts receivable	—	1,496
Assets of discontinued operations	—	(250)
Prepaid expense and other assets	(47)	69
Accounts payable and accrued liabilities	(1,176)	(1,533)
Accrued payroll and payroll taxes	(1,035)	(1,150)
Net cash (used in) operating activities	(6,473)	(5,740)

Investing activities:
Additions to property and equipment	(63)	(59)
Purchases of investment	(6,400)	(23,234)
Proceeds from sale of investments	14,975	28,507
Net cash provided by investing activities	8,512	5,214

Financing activities:
Payments of notes payable	(3,158)	(26)
Proceeds from the sale of common stock, net of issuance cost	—	4,857
Proceeds from the exercise of common stock options	31	23
Net cash (used in) provided by financing activities	(3,127)	4,854
Net (decrease) increase in cash and cash equivalents	(1,088)	4,328
Cash and cash equivalents at beginning of period	1,713	2,281
Cash and cash equivalents at end of period	$625	$6,609

See accompanying notes to Consolidated Condensed Financial Statements.

	Quarter Ended
	March 30, 2005	March 31, 2004
Supplemental disclosure of cash flow information:

Interest paid	$135	$4

Non-cash investing and financing activities:
Issuance of common stock for payment of interest payable	—	131

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

March 30, 2005

(Unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements are unaudited.  However, in the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation.  Interim results of operations may not be indicative of results for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2004.

Note 2.  Reclassifications

Certain data in the consolidated condensed financial statements of the prior year have been reclassified to conform to the current year presentation.

Note 3.  Stock Options

Tapestry accounts for its stock options to employees and directors in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations.  Pursuant to APB No. 25, compensation expense to employees is recorded only if the fair value of the underlying stock exceeds the exercise price on the grant date.  Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement.  Tapestry estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended March 30, 2005 and March 31, 2004, respectively: risk-free interest rates of 3.58% and 2.84% to 3.55%; no expected dividend; volatility factors of 1.233 and 1.047, and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options’ vesting period.  Tapestry’s pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended
	March 30, 2005	March 31, 2004
Net loss as reported	$(4,564)	$(4,975)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(759)	(881)
Pro forma net loss	$(5,323)	$(5,856)

Basic and diluted loss per share - as reported	$(0.14)	$(0.16)
Pro forma basic and diluted loss per share	$(0.16)	$(0.19)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Accounting for Stock-Based Compensation.  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required.  The provisions of this statement are effective at the beginning of the next fiscal year.  Accordingly, the Company will adopt SFAS 123(R) commencing with the quarter ending March 29, 2006.  The adoption of SFAS 123(R) is expected to have a material effect on the Company’s results of operations.

Note 4.  Nasdaq Delisting Notice

On February 25, 2005, the Company received notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) that its minimum bid price had fallen below $1.00 for 30 consecutive business days and that its common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  The Company has until August 24, 2005 (180 calendar days from February 25, 2005) to regain compliance.  The Company can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, at its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance.  If compliance is not achieved by August 24, 2005, the Company will be eligible for another 180 day compliance period (until February 20, 2006) if we meet the Nasdaq SmallCap Market initial listing criteria, other than the minimum bid price requirement.  No assurance can be given that the Company will be eligible for the additional 180 day compliance period or, if applicable, that the Company will regain compliance during any additional compliance period.  If the Company fails to meet all applicable Nasdaq SmallCap Market requirements and Nasdaq determines to delist its common stock, the delisting could adversely affect the market liquidity of its common stock and the market price of its common stock could decrease. Such delisting could then adversely affect the Company’s ability to obtain financing for the continuation of its operations and/or result in the loss of confidence by investors, suppliers and employees.

The Company is seeking stockholder approval at its 2005 Annual Meeting to grant authority for the Board of Directors to effect a reverse stock split as one way to address the Nasdaq listing issues relating to minimum bid price.  If stockholder approval is obtained, the Board is not required to implement the reverse stock split, but would do so only if it determines it to be in the best interests of the Company.

Note 5.  Discontinued Operations

Closure of the Genomics Division

In November 2004 the Company discontinued research on its genomics programs, other than the Huntington’s Disease program, and sought a buyer for these programs.  After efforts to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter, the Company determined that there were no actively interested buyers.  The Company recorded in the fourth quarter of 2004 a charge of $1.7 million primarily relating to an impairment of intangible assets acquired in connection with the December 2002 acquisition of the genomics business of Pangene Corporation ($1.1 million), a charge for fixed assets likely to be disposed of at less than their book value ($150,000), severance costs ($250,000), and lease termination costs ($200,000).  Additional expenses related to the closure were charged to discontinued operations as incurred.  Most costs relating to the closure were incurred by the end of January 2005, although certain lease costs will continue through May 2005.

In December 2003, the Company made a decision to sell its gene isolation and service business, which was acquired in December 2002 and was accounted for as a discontinued operation.  Net operating loss related to this business totaled $0 and $211,000 during the first quarter of 2005 and 2004, respectively.  In the first quarter of 2004, the Company recorded an impairment loss of $205,000 for assets that had been identified as held for sale.

Assets held for sale, at March 30, 2005 and December 29, 2004, which relate to the discontinued operations of the genomics business were as follows (in thousands):

	March 30, 2005	December 29, 2004
Property, plant and equipment, net	$112	$112

Net losses related to the Genomics Division that are included in discontinued operations totaled $181 thousand and $1.04 million at March 30, 2005 and March 31, 2004, respectively.  No material revenue was previously recognized in this division.

Sale of Paclitaxel Business

On December 12, 2003, the Company sold its worldwide generic injectable paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) (“Mayne Pharma”), a subsidiary of Mayne Group Limited, for cash in the amount of $71.7 million minus an inventory adjustment of $4.6 million to reflect the Company’s actual inventory as of the closing.  The sale resulted in a gain of $54.6 million before taxes, and $54.1 million after taxes.  Proceeds from the sale are being used to fund the development and commercialization of products based on Tapestry’s proprietary oncology platforms and for general corporate purposes.  In addition, approximately $21.9 million of the proceeds of the purchase price was paid to Abbott Laboratories (“Abbott”) to retire all outstanding debt, interest and payables the Company owed to Abbott.  The assets sold to Mayne Pharma included paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable.  The Company retained all of its intellectual property not used in connection with the business sold.

The paclitaxel business was reported as a discontinued operation in the 2004.   Summary results of the paclitaxel business’s first quarter operations were (in thousands):

	March 30, 2005	March 31, 2004
Product sales	$—	$—
Net income	$—	$251

Paclitaxel income in the first quarter of 2004 consisted primarily of a $250,000 business interruption insurance claim filed in 2004 for losses sustained in the third quarter of 2003, which resulted from a hurricane that disrupted operations of a contract manufacturer employed by Tapestry.

Note 6.  Investments

Short-term investments consisted of investment grade commercial paper due within one year.  The Company’s investments in auction rate securities are recorded at cost, which approximates fair market value. In accordance with ARB 43, despite the long-term nature of their stated contractual maturities, the Company has the ability and intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short-term.  Long-term investments consisted of investment grade commercial paper with maturities beyond one year.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive net loss.

Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Quarter Ended
	March 30, 2005	March 31, 2004
Net loss, as reported	$(4,564)	$(4,975)
Unrealized gain (loss) on available-for-sale securities	(14)	15
Comprehensive net loss	$(4,578)	$(4,960)

Note 7.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 30, 2005	December 29, 2004
Furniture, fixtures and office equipment	$696	$678
Laboratory equipment	644	589
Leasehold improvements	38	38
Construction in progress	12	22
	1,390	1,327
Less accumulated depreciation and amortization	(720)	(651)
Property, plant and equipment, net	$670	$676

Note 8.  Investment in ChromaDex, Inc.

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

Note 9.  Notes Payable, Current and Long-Term

On February 18, 2005, the Company entered into an agreement with TL Ventures providing for a complete settlement of our ongoing litigation with them, a mutual release of claims, the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery of the debentures to the Company for cancellation.  The notes are payable in monthly installments of $50,000 beginning in February 2005, $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008.  The notes do not bear interest; however, an imputed interest rate of 18% was used to determine a fair carrying value of the notes.  Accrued interest of approximately $134,000 was included in the cash payment made with the closing.  The Company recorded the obligation resulting from the settlement on our balance sheet as of December 29, 2004.

Note 10.  Stockholders’ Equity

On March 26, 2004, the Company sold 2,000,000 shares of common stock at $2.60 per share.  The net proceeds from the sale were approximately $4.9 million after payment of advisory fees and legal fees incurred in connection with the transaction.

Note 11.  Net Income (Loss) Per Share

Basic earnings per share is measured as net income or loss divided by the weighted average outstanding common shares for the period.  Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented.  Potential common shares (e.g. vested stock options representing 17,670 shares at March 30, 2005 and 154,172 shares at March 31, 2004) that have an antidilutive effect are excluded from diluted earnings per share.  Net loss per common share is computed using the weighted average number of shares of common stock outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of Tapestry Pharmaceuticals, Inc.  You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 29, 2004 contained in our 2004 Annual Report on Form 10-K.  Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  See “Special Note Regarding Forward-Looking Statements.”

General

Tapestry Pharmaceuticals, Inc. (“we”, “Tapestry” or “the Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer.  We are also actively engaged in evaluating new therapeutic agents and/or related technologies.  Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies.  Acquisitions of new products or technologies may involve the purchase or license of such products or technologies, or the acquisition of, or merger with, other companies.

Until the end of 2003, the primary focus of our business was the production, approval and sale of paclitaxel (a naturally occurring chemotherapeutic anti-cancer agent found in certain species of yew, or Taxus, trees) in the United States and other countries around the world.  The majority of our efforts had been devoted to this endeavor.  Due to the decline in price of paclitaxel in consequence of the generic competition in the United States, on December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for cash in the amount of $71.7 million minus an inventory adjustment of $4.6 million to reflect the Company’s actual inventory as of the closing.  In addition, Mayne Pharma assumed certain liabilities associated with our paclitaxel business.  Approximately $21.9 million of the proceeds of the transaction were paid to Abbott to retire all outstanding debt and payables we owed to Abbott.  The remaining proceeds from the sale are being used to fund our clinical trials, development of our proprietary products and for general corporate purposes.

In November 2004 we discontinued research on our genomics programs, other than the Huntington’s Disease program, and sought a buyer of these programs.  After completing reasonable efforts to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter, the Company determined that there were no actively interested buyers.

We will incur substantial research and development expense related to the development of our proprietary anti-cancer agents.  We have incurred significant losses, including losses from continuing operations of $4.4 million for the three months ended March 30, 2005.  Our accumulated deficit was $94.3 million as of March 30, 2005.  We anticipate that losses will continue until such time, if ever, as we are able to commercialize our product candidates and generate sufficient sales to support our development operations, including the research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends upon the successful development and commercialization of products based on our proprietary oncology technologies.  Our oncology program consists of developing both targeted as well as non-targeted chemical compounds for the treatment of cancer.

We filed an Investigational New Drug (“IND”) application on December 21, 2004 covering TPI 287, a novel third generation taxane, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”).  Accordingly, we believe we will be able to commence human clinical trials with TPI 287 in the second quarter of 2005.  Other programs in development include our quassinoids, peptide linked cytotoxics and oligo therapy.  Currently, we cannot predict when or if any of these programs will be advanced into clinical development.

Research and Development

Our current business is focused on research and development of proprietary therapies for the treatment of cancer and Huntington’s Disease, a progressive, inherited, neurological disorder resulting in degeneration of neural tissue.  The table below shows our research and development expense by major category, with the expense related to our Genomics Division included in discontinued operations (in thousands):

	Three months ended
	March 30, 2005	March 31, 2004

Oncology	$2,617	$1,485
Huntington’s Disease	172	268
Discontinued operations	230	1,035
	$3,019	$2,788

The following chart identifies our four therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indication(s)	Development Status
TPI 287	Prostate, Non-Small Cell Lung, Pancreatic, Ovarian, and Colon Cancers	Received FDA clearance to commence Phase I Clinical Trial

Quassinoids	Cancers	Preclinical Development

Peptide Linked Cytotoxics	Cancers	Preclinical Development

Oligo Therapy	Huntington’s Disease	Preclinical Development

•                  TPI 287 is a novel third generation taxane.  On December 21, 2004, we filed an Investigational New Drug (“IND”) application, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”).  Assuming that we are able to manufacture and formulate sufficient quantities of TPI 287 for clinical testing, and we obtain authorization from institutional review boards and other relevant bodies, we believe we will be able to commence human clinical trials with TPI 287 in the second quarter of 2005.  In preclinical testing, TPI 287 demonstrated the ability to inhibit tumor cell growth in a number of in vitro cell lines and has shown inhibition of tumors in certain animal xenograft models when tested against standard comparative agents.  The in vitro activity was seen across multiple cell lines including cell lines known to be sensitive to taxanes and cell lines known to be resistant to taxanes.  Taxane sensitive cell lines in which TPI 287 shows activity include cell lines derived from breast cancer, uterine cancer and small cell lung cancer.  Taxane resistant cell lines in which TPI 287 shows activity include lines derived from breast cancer, colon cancer, prostate cancer and pancreatic cancer.  In in vivo animal testing, TPI 287 demonstrated tumor growth inhibition activity in four tumor cell lines with multiple drug resistance, or MDR1.

•                  Quassinoids are complex polyfunctional, polycyclic natural products of the plant family Simaroubaceae, which exhibit antineoplastic activity.  We have in-licensed several quassinoid compositions as well as their isolation and synthesis.  We have completed several in vitro and in vivo preclinical studies on our proprietary quassinoid analogs, and additional preclinical studies are in progress to better delineate the antineoplastic activity of these compounds.  Currently, we can not predict when or if any of these quassinoids will be advanced into clinical development.

•                  Peptide linked conjugates consist of a synthetic peptide ligand chemically linked to a cytotoxic agent.  The new chemical entity thus created appears to positively alter the therapeutic index of the cytotoxic agent in certain tumor models.  We have in-licensed intellectual property in this area.  To date, we have completed several in vitro and in vivo preclinical studies on TPI 284, a proprietary peptide linked conjugate, which indicate that this compound has activity in certain cancer cell lines.  We are currently conducting studies on additional proprietary peptide linked compounds to further determine the activity and therapeutic indexes of peptide linked cytotoxics.  Currently, we can not predict when or if any of these conjugates will be advanced into clinical development.

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

Research and development, including expenses related to our clinical programs, are expected to be the most significant expense of our business going forward.  Since we anticipate beginning clinical testing of our third generation taxane product candidate, TPI 287, in the second quarter of 2005, we expect that our research and development expenses will increase in connection with this activity.  We cannot be sure that we will begin clinical testing for this program at the time we have projected.  We also cannot estimate the cost of the effort necessary to complete these programs, or when, if ever, we will receive any revenues from it.  Completion of the development of this program to an approved product for sale in the United States and offshore is dependent upon raising additional capital.  We cannot be certain that we will be able to obtain capital on acceptable terms or at all.  We have included a number of the risks and uncertainties associated with completing our product development plans on schedule in the “Special Note Regarding Forward-Looking Statements” below.

Results of Operations - Quarter Ended March 30, 2005 Compared to Quarter Ended March 31, 2004

Research and Development Expense.  Research and development expense from continuing operations for the first quarter of 2005 was $2.8 million, an increase of $1 million from the first quarter of 2004.  The increase was due to the increased focus on the oncology business.  Oncology research and development expenditures increased by $1.1 million to $2.6 million in the first quarter of 2005, and Huntington’s Disease related spending decreased by $96 thousand.  Increased oncology expense was primarily due to manufacturing costs associated with preparing TPI 287 for clinical trials ($459,000), increased consulting and outside service costs ($294,000) as well as increased salaries ($188,000) and supplies ($108,000).  The decrease related to the Huntington’s Disease program was due to lower compensation expense and a reduction in consulting and contract research expenses.

General and Administrative Expense.  General and administrative expense for the current year quarter was $1.6 million, a decrease of $548,000 from the prior year quarter.  This decrease was primarily due to lower compensation ($207,000), lower consulting ($105,000), as well as lower insurance and other occupancy expense ($180,000).

Interest Income.  Interest income for the first quarter of 2005 increased by $17,000 compared to the prior year quarter.  The increase was attributable to higher interest rates, partially offset by our lower cash balance.

Interest Expense.  Interest expense for the current year quarter of $167,000 was $68,000 less than the prior year quarter due to repayment of the TL Ventures convertible notes in February 2005 in connection with the settlement of our litigation with them.

Discontinued Operations.  Loss from discontinued operations was $181,000 for the current year quarter, a decrease of $814,000 from the prior year quarter.  This decrease was primarily the result of the closure of the Genomics Division.

Research and development expense included in discontinued operations for the first quarter of 2005 was $230,000, a decrease of $805,000 from the first quarter of 2004.  The decrease was primarily the result of the closure of the Genomics Division.

There was no general and administrative expense included in discontinued operations for the first quarter 2005 and 2004.

Included in discontinued operations in the first quarter of 2005 was approximately $49,000 of gain on the sale of assets related to the Genomics Division.

Liquidity and Capital Resources

Our working capital requirements for research and development have been, and will continue to be, significant.  We had a working capital balance of $23.5 million at March 30, 2005 and December 29, 2004.  Through March 30, 2005, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of approximately $8.0 million, with net indebtedness of approximately $4.7 million.  We also have funded our capital requirements from the net proceeds of the sale of our paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical, Inc.)(“Mayne Pharma”), a subsidiary of Mayne Group Limited, on December 12, 2003 and its operations prior to that date.

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

Accrued interest of approximately $134,000 was included in the cash payment made as part of the settlement.  We recorded the obligation resulting from the settlement on our balance sheet as of December 29, 2004.  We imputed an interest rate of 18% on the notes.  No gain or loss was recognized in connection with the settlement.

In March 2004, we sold 2,000,000 shares of our common stock at $2.60 per share under a shelf registration statement.  The net proceeds from the transaction were $4.9 million after payment of advisory fees and legal fees in connection with the transaction.  While additional shares of our common stock are registered for sale under the registration statement, we will not be able to sell shares thereunder unless and until the aggregate market value of common equity held by non-affiliates of the company is $75 million or more.  As of April 28, 2005, such aggregate market value approximated $19.3 million.  As a result of our ineligibility to issue securities under a shelf registration statement, any issuance of securities is likely to be effected through a private placement of such securities followed by our registering the resale of such shares by the purchaser.

Cash and cash equivalents decreased $1.1 million to $625 thousand at March 30, 2005 from $1.7 million at December 29, 2004.  Cash, cash equivalents, short-term and long-term investments decreased $9.7 million to $26 million at March 30, 2005 from $35.7 million at December 29, 2004.  The decrease was primarily due to the $3.2 million payment for the TL Venture’s settlement, and $6.5 million net cash used by operating activities.

We believe existing capital will be adequate to fund our operations and capital expenditures for at least the next 12 months.  However, pharmaceutical development is a costly, risky and time intensive activity.  To bring our various programs to completion will require us to raise additional capital in the near future.  Raising additional capital at current market prices for our common stock will result in substantial dilution to existing stockholders because our capital requirements are substantial relative to our current market capitalization. We cannot assure you that we will be able to obtain additional capital on terms that will be acceptable to us or on any terms.  In addition, we may seek to in-license or purchase new products or technologies.  The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies.  See the risks discussed under “Special Note Regarding Forward-Looking Statements” below.

On February 25, 2005, the Company received notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) that its minimum bid price had fallen below $1.00 for 30 consecutive business days and that its common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  The Company has until August 24, 2005 (180 calendar days from February 25, 2005) to regain compliance.  The Company can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, at its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance.  If compliance is not achieved by August 24, 2005, the Company will be eligible for another 180 day compliance period (until February 20, 2006) if we meet the Nasdaq SmallCap Market initial listing criteria, other than the minimum bid price requirement.  No assurance can be given that the Company will be eligible for the additional 180 day compliance period or, if applicable, that the Company will regain compliance during any additional compliance period.  If the Company fails to meet all applicable Nasdaq SmallCap Market requirements and Nasdaq determines to delist its common stock, the delisting could adversely affect the market liquidity of its common stock and the market price of its common stock could decrease. Such delisting could then adversely affect the Company’s ability to obtain financing for the continuation of its operations and/or result in the loss of confidence by investors, suppliers and employees.

The Company is seeking stockholder approval at its 2005 Annual Meeting to grant authority for the Board of Directors to effect a reverse stock split as one way to address the Nasdaq listing issues relating to minimum bid price.  If stockholder approval is obtained, the Board is not required to implement the reverse stock split, but would do so only if it determines it to be in the best interests of the Company.

Critical Accounting Policies

The Company’s critical accounting policies are presented in its Annual Report on Form 10-K for the year ended December 29, 2004.  There were no changes to these critical accounting policies during the quarter ended March 30, 2005.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Accounting for Stock-Based Compensation.  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required.  The provisions of this statement are effective at the beginning of the next fiscal year.  Accordingly, the Company will adopt SFAS 123(R) commencing with the quarter ending March 29, 2006.  The adoption of SFAS 123(R) is expected to have a material effect on the Company’s results of operations.

Special Note Regarding Forward-Looking Statements

The statements in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions as of the date of this report, based on currently available information.  Forward-looking statements can be identified by the use of words such as “believe”, “intend”, “estimate”, “may”, “will”, “should”, “anticipated”, “expected,” “trusts” or comparable terminology or by discussions of strategy.  Such forward-looking statements may include, among others:

•                  statements concerning our plans, objectives and future economic prospects, such as matters relative to developing new products;

•                  the availability of patent and other protection for our intellectual property;

•                  the completion of preclinical studies, clinical trials and regulatory filings;

•                  the prospects for, and timing of, regulatory and institutional review board approvals;

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 29, 2004 filed with the Securities and Exchange Commission (“SEC”).  As a result, you should not place undue reliance on these forward-looking statements.

Risks Related to Research and Development

•                  Our product candidates and technologies are in an early state of development and there is a high risk that they may never be commercialized either because of the costs of continuing development or because our research and development fails to produce any products of value.

•                  Our research and development efforts over a broad range of new potential products and technologies may materially adversely affect our financial position.

•                  Our potential products and technologies must undergo rigorous clinical testing and regulatory approvals, which may substantially delay or prevent us from marketing any products.

•                  Our oncology and Huntington’s Disease treatment technologies are still new and in development; very little data exists relative to the amount necessary to have the products approved in the United States and new information may arise which may cause us delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately initiating and completing the clinical trials of our products.

•                  We may be required to obtain rights to proprietary technologies to further develop our business, which may not be available or may be costly.

•                  Adverse events in the field of oncology may negatively impact regulatory approval or public perception of our potential products and technologies resulting in decreased demand.

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

Risks Related to the Pharmaceutical Business We May Develop in the Future

•                  Acceptance of our potential products in the marketplace is uncertain, and failure to achieve market acceptance will limit our ability to generate revenue and become profitable.

•                  We expect that we will face significant competition, which may limit our ability to become profitable.

•                  Technological change may make any products and technologies we develop less attractive or obsolete.

•                  If we are unable or fail to adequately protect our proprietary technologies, third parties may be able to use our technology, which could impair our ability to commercialize our potential products, and to compete in the marketplace.

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

•                  Any significant financing activity we undertake is likely to result in substantial dilution to existing holders of common stock because the trading price of our common stock is low relative to our requirements for additional capital.

•                  Any significant financing activity we undertake is likely to result in a “change of ownership” as described in Section 382 of the Internal Revenue Code, which would have the effect of limiting the Company’s ability to utilize its net operating loss and tax credit carryforwards.  As of December 29, 2004, the Company had approximately $84.8 million in net operating loss carryforwards and $2.6 million tax credit carryforwards that would be so limited if a change of ownership were to occur.

Risks Related to Our Status as a Public Company

•                  Our stock price is volatile, and your investment in our stock could decline in value.

•                  Future sales and issuances of common stock may dilute our stockholders or cause our stock price to decline.

•                  We received notice from the Nasdaq Stock Market, Inc. on February 25, 2005 that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive days and that our common stock will be delisted if the minimum bid price does not exceed $1.00 per share during the periods permitted by their rules to regain compliance.  If we do not regain compliance and Nasdaq delists our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

•                  We implemented anti-takeover provisions, in 1996, that may reduce the market price of our common stock.

Other Risks Related to Our Business

•                  The loss of our Chairman and Chief Executive Officer, Leonard P. Shaykin, or other key executives, could severely harm our business.

•                  We may be unable to renew or extend the leases on our leased facilities.

These and other factors related to the Company’s business are described in more detail under the caption “Risk Factors” or “Special Note Regarding Forward-Looking Statements” in the Company’s documents filed from time to time with the SEC.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results, except to the extent required by law.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We currently invest our excess cash balances in money market accounts, and short-term and long-term investments that are subject to interest rate risk.  The amount of interest income we earn on these funds will decline with a decline in interest rates.  Our investments are subject to a loss of principal with an increase in interest rates if sold prior to their maturity.  However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, an immediate 1% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2005.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

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

On February 18, 2005, the Company entered into an agreement with TL Ventures providing for a complete settlement of our ongoing litigation with them, a mutual release of claims, the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery of the debentures to the Company for cancellation.  The notes do not bear interest and are payable in monthly installments of $50,000 beginning in February 2005, $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008.  Accrued interest of approximately $134,000 was included in the cash payment made as part of the settlement.  The Company recorded the obligation resulting from the settlement on our balance sheet as of December 29, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

In December 2004 and January 2005, the Compensation Committee of the Board of Directors of the Company granted increases in annual salaries and awarded bonuses to the employees identified as named executive officers in the Proxy Statement for the Company’s 2005 Annual Shareholders Meeting, who are currently executive officers of the Company.  The bonuses were for efforts and services of those officers on behalf of the Company in 2004, while the salary increases provide for future services and for the benefits to the Company as a result of these services.  These bonuses and 2005 salaries are summarized in a table included in Exhibit 10.1 to this Form 10-Q, which is incorporated herein by this reference.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Salaries and Bonuses of Named Executive Officers
10.2	Compensation of Directors
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)
32.1#

Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350))

32.2#

Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350))

#                                         This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.

May 4, 2005	By: /s/ Leonard P. Shaykin
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

May 4, 2005	By: /s/ Gordon Link
Gordon Link
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

May 4, 2005	By: /s/ Bruce W. Fiedler
Bruce W. Fiedler
Controller
(Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
10.1	Salaries and Bonuses of Named Executive Officers
10.2	Compensation of Directors
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)
32.1#

Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350))

32.2#

Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350))

#                                         This certification “accompanies” the Form 10-Q to which it relates, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.