Form 10-Q
period 2005-06-29
TAPESTRY PHARMACEUTICALS, INC
filed 2005-08-03
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2005

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

As of July 28, 2005, the registrant had 34,238,995 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 29, 2005	December 29, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$668	$1,713
Short-term investments	20,452	29,378
Prepaid expense and other current assets	655	538
Assets held for sale	—	112
Total current assets	21,775	31,741

Property, plant and equipment, net	656	676
Long-term investments	—	4,631
Investment in ChromaDex, Inc.	1,414	1,414
Other assets	720	831
Total assets	$24,565	$39,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$850	$3,119
Accrued payroll and payroll taxes	1,101	2,017
Notes payable – current portion, net	448	3,132
Total current liabilities	2,399	8,268

Notes payable – long term, net	2,914	3,245

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 34,238,995 and 33,435,401 shares issued and outstanding at June 29, 2005 and December 29, 2004, respectively	257	251
Additional paid-in capital	117,823	117,354
Accumulated deficit	(98,702)	(89,724)
Accumulated other comprehensive loss	(126)	(101)
Total stockholders’ equity	19,252	27,780
Total liabilities and stockholders’ equity	$24,565	$39,293

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2005	June 30, 2004	June 29, 2005	June 30, 2004

Operating expenses:
Research and development	$2,785	$3,164	$5,575	$4,916
General and administrative	1,469	2,022	3,066	4,167
Operating loss	4,254	5,186	8,641	9,083

Other income (expense):
Interest and other income	211	143	382	296
Interest and other expense	(244)	(238)	(411)	(473)
Net loss from continuing operations	(4,287)	(5,281)	(8,670)	(9,260)

Discontinued operations:
Loss from discontinued operations	(127)	(1,106)	(308)	(2,102)

Net loss	$(4,414)	$(6,387)	$(8,978)	$(11,362)

Basic and diluted loss per share from continuing operations	$(0.13)	$(0.16)	$(0.26)	$(0.29)
Basic and diluted loss per share from discontinued operations	$—	$(0.03)	$(0.01)	$(0.07)
Basic and diluted loss per share	$(0.13)	$(0.19)	$(0.27)	$(0.35)

Basic and diluted weighted average shares outstanding	34,124	33,234	33,790	32,151

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2005	June 30, 2004
Operating activities:
Net loss	$(8,978)	$(11,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	249
Amortization of debt issue cost & debt discount	301	305
Amortization of investment premium	152	75
Interest paid with common stock	—	54
Compensation paid with common stock and options	24	104
Retirement contributions paid with common stock	210	396
Impairment charges	104	205
Loss on disposal of assets	16	—
Gain on sale of investments	(72)	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,496
Prepaid expense and other assets	100	108
Accounts payable and accrued liabilities	(2,269)	(1,373)
Accrued payroll and payroll taxes	(916)	(1,132)
Net cash used in operating activities	(11,196)	(10,875)

Investing activities:
Additions to property and equipment	(120)	(111)
Proceeds from sale of assets held for sale	104	—
Purchases of investments	(19,379)	(66,219)
Proceeds from sale of investments	32,831	70,853
Net cash provided by investing activities	13,436	4,523

Financing activities:
Payments of notes payable	(3,316)	(41)
Proceeds from the sale of common stock, net of issuance cost	—	4,837
Proceeds from the exercise of common stock options	31	23
Net cash (used in) provided by financing activities	(3,285)	4,819
Net decrease in cash and cash equivalents	(1,045)	(1,533)
Cash and cash equivalents at beginning of period	1,713	2,281
Cash and cash equivalents at end of period	$668	$748

See accompanying notes to Consolidated Condensed Financial Statements.

	Six Months Ended
	June 29, 2005	June 30, 2004
Supplemental disclosure of cash flow information:

Interest paid	$136	$6

Non-cash investing and financing activities:
Issuance of common stock for payment of interest payable	—	107
Issuance of common stock to prepay retirement plan contributions	210	375

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

June 29, 2005

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

Note 2.  Reclassifications

Certain data in the consolidated condensed financial statements of the prior period have been reclassified to conform to the current year presentation.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement.  Tapestry estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended June 29, 2005 and June 30, 2004, respectively: risk-free interest rates of 4.27% and 2.51% to 3.17%; no expected dividend; volatility factors of 1.205 and 1.028, and an estimated expected life range of three to six years.  For the six months ended June 29, 2005 and June 30, 2004, respectively, Tapestry estimated the fair market value of these options with the following assumptions: risk-free interest rates of 3.58% for the first quarter to 4.27% for the second quarter and 2.51% to 3.55%; no expected dividend; volatility factors of 1.233 to 1.2054 and 1.028 to 1.047, and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options’ vesting period.  Tapestry’s pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 29, 2005	June 30, 2004	June 29, 2005	June 30, 2004
Net loss as reported	$(4,414)	$(6,387)	$(8,978)	$(11,362)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(733)	(935)	(1,490)	(1,816)
Pro forma net loss	$(5,147)	$(7,322)	$(10,468)	$(13,178)

Basic and diluted loss per share – as reported	$(0.13)	$(0.19)	$(0.27)	$(0.35)
Pro forma basic and diluted loss per share	$(0.15)	$(0.22)	$(0.31)	$(0.41)

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

Note 4.  Nasdaq Delisting Notice

On February 25, 2005, the Company received notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) that its minimum bid price had fallen below $1.00 for 30 consecutive business days and that its common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  The Company has until August 24, 2005 (180 calendar days from February 25, 2005) to regain compliance.  The Company can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, at its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance.  If compliance is not achieved by August 24, 2005, the Company may be eligible for another 180 day compliance period (until February 20, 2006) if it meets the Nasdaq SmallCap Market initial listing criteria, other than the minimum bid price requirement.  No assurance can be given that the Company will be eligible for the additional 180 day compliance period or, if applicable, that the Company will regain compliance during any additional compliance period.  If the Company fails to meet all applicable Nasdaq SmallCap Market requirements and Nasdaq determines to delist its common stock, the delisting could adversely affect the market liquidity of its common stock and the market price of its common stock could decrease.  Such delisting could then adversely affect the Company’s ability to obtain financing for the continuation of its operations and/or result in the loss of confidence by investors, suppliers and employees.

The Company received stockholder approval at its 2005 Annual Meeting granting the Board of Directors the ability to effect a reverse stock split as one way to address the Nasdaq listing issues relating to minimum bid price.  The Board is not required to implement the reverse stock split and intends to do so only if it determines that a reverse stock split would be in the best interest of the Company.

Note 5.  Discontinued Operations

Closure of the Genomics Division

In November 2004 the Company discontinued research on its genomics programs, other than the Huntington’s Disease program, and sought a buyer for these programs.  After efforts to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter, the Company determined that there were no actively interested buyers.  In the fourth quarter of 2004, the Company recorded a charge of $1.7 million primarily relating to an impairment of intangible assets acquired in connection with the December 2002 acquisition of the genomics business of Pangene Corporation ($1.1 million), a charge for fixed assets likely to be disposed of at less than their book value ($150,000), severance costs ($250,000) and lease termination costs ($200,000).  Additional expenses related to the closure were charged to discontinued operations as incurred.  Most costs relating to the closure were incurred by the end of January 2005, although certain lease costs continued through May 2005.  In April 2005, the Company received $104,000 for certain fixed assets of the genomics business that were previously reserved for in the fourth quarter of 2004.  In December 2003, the Company made a decision to sell its gene isolation and service business, which was acquired in December 2002.  Net operating loss related to this business totaled $0 and $10,000 during the second quarters of 2005 and 2004, respectively.  For the first six months, the net operating loss totaled $0 and $221,000 for 2005 and 2004, respectively.  In the first quarter of 2004, the Company recorded an impairment loss of $205,000 for assets that had been identified as held for sale.

Assets held for sale, at June 29, 2005 and December 29, 2004, which relate to the discontinued operations of the genomics business were as follows (in thousands):

	June 29, 2005	December 29, 2004
Property, plant and equipment, net	$—	$112

Net losses related to the Genomics Division that are included in discontinued operations totaled $127,000 and $1.1 million for the quarters ended June 29, 2005 and June 30, 2004, respectively.  Net losses related to the Genomics Division that are included in discontinued operations totaled $308,000 and $2.1 million for the six months ended June 29, 2005 and June 30, 2004, respectively.  No material revenue was previously recognized in this division.

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

The paclitaxel business was reported as a discontinued operation in 2004.   Summary results of the paclitaxel business’s second quarter and six months ended operations were (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2005	June 29, 2004	June 30, 2005	June 29, 2004
Product sales	$—	$—	$—	$—
Net income	$—	$10	$—	$261

Paclitaxel income in 2004 consisted primarily of a $250,000 business interruption insurance claim filed in 2004 for losses sustained in the third quarter of 2003, which resulted from a hurricane that disrupted operation of a contract manufacturer employed by Tapestry.

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

Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Quarter Ended		Six Months Ended
	June 29, 2005	June 30, 2004	June 29, 2005	June 30, 2004
Net loss, as reported	$(4,414)	$(6,387)	$(8,978)	$(11,362)
Unrealized gain (loss) on available-for-sale securities	(11)	(100)	(25)	(85)
Comprehensive net loss	$(4,425)	$(6,487)	$(9,003)	$(11,447)

Note 7.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 29, 2005	December 29, 2004
Furniture, fixtures and office equipment	$704	$678
Laboratory equipment	630	589
Leasehold improvements	50	38
Construction in progress	38	22
	1,422	1,327
Less accumulated depreciation and amortization	(766)	(651)
Property, plant and equipment, net	$656	$676

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

Note 9.  Notes Payable, Current and Long-Term

On February 18, 2005, the Company entered into an agreement with TL Ventures providing for a complete settlement of its ongoing litigation with them, a mutual release of claims, the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery for cancellation of debentures in the principal amount of $8,000,000 that had been issued by the Company.  The notes are payable in monthly installments of $50,000 beginning in February 2005, $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008.  The notes do not bear interest; however, an imputed interest rate of 18% was used to determine a fair carrying value of the notes.  Accrued interest of approximately $134,000 was included in the cash payment made with the closing.  The Company recorded the obligation resulting from the settlement on its balance sheet as of December 29, 2004.

Note 10.  Stockholders’ Equity

On March 26, 2004, the Company sold 2,000,000 shares of common stock at $2.60 per share.  The net proceeds from the sale were approximately $4.9 million after payment of advisory fees and legal fees incurred in connection with the transaction.

Note 11.  Net Income (Loss) Per Share

Basic earnings per share is measured as net income or loss divided by the weighted average outstanding common shares for the period.  Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented.  Potential common shares (e.g. vested stock options representing 3,000 shares at June 29, 2005 and 682,000 shares at June 30, 2004) that have an antidilutive effect are excluded from diluted earnings per share.  Net loss per common share is computed using the weighted average number of shares of common stock outstanding.

Note 12.  Subsequent Events

On July 20, 2005, the Board of Directors authorized a reduction in the Company’s operations.  During the third quarter, the Company expects to eliminate 14 positions (about 30% of its workforce), including executive and non-executive employees and consultants in all areas of operations.  Tapestry expects to incur one time costs of approximately $270,000, all of which will be in cash, and to complete the reduction by the end of September 2005.  The Company is taking the action to preserve cash and to permit it to focus its primary effort on advancing its lead clinical programs.

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

General

Tapestry Pharmaceuticals, Inc. (“we”, “Tapestry” or “the Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer.  The Company’s primary development effort is focused on TPI 287, a novel taxane under development for the treatment of cancer.  We filed an Investigational New Drug (“IND”) application on December 21, 2004 covering TPI 287, and commenced human clinical trials with TPI 287 in the second quarter of 2005.  Other programs in development include our quassinoids, peptide linked cytotoxics and oligo therapy.  Currently, we cannot predict when or if any of these programs will be advanced into clinical development.  We are also actively engaged in evaluating new therapeutic agents and/or related technologies.  Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies.  Acquisitions of new products or technologies may involve the purchase or license of such products or technologies, or the acquisition of, or merger with, other companies.

In November 2004 we discontinued research on our genomics programs, other than the Huntington’s Disease program, and sought a buyer of these programs.  After completing reasonable efforts to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter, the Company determined that there were no actively interested buyers.

We will incur substantial research and development expense, including expense relating to clinical trials, related to the development of our proprietary anti-cancer agents.  We have incurred significant losses, including losses from continuing operations of $8.7 million for the six months ended June 29, 2005.  Our accumulated deficit was $98.7 million as of June 29, 2005.  We anticipate that losses will continue until such time, if ever, as we are able to commercialize our product candidates and generate sufficient sales to support our development operations, including the research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends upon the successful development and commercialization of products based on our proprietary oncology technologies.

Research and Development

Our current business is focused primarily on clinical development of TPI 287, along with research and development of other proprietary therapies for the treatment of cancer and Huntington’s Disease, a progressive, inherited, neurological disorder resulting in degeneration of neural tissue.  The table below shows our research and development expense by major category, with the expense related to our Genomics Division included in discontinued operations (in thousands):

	Quarter Ended		Six months ended
	June 29, 2005	June 30, 2004	June 29, 2005	June 30, 2004

Oncology	$2,615	$2,940	$5,232	$4,424
Huntington’s Disease	170	224	343	492
Discontinued operations	123	1,106	353	2,142
	$2,908	$4,270	$5,928	$7,058

The following chart identifies our four therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indication(s)	Development Status
TPI 287	Prostate, Non-Small Cell Lung, Pancreatic, Ovarian, Breast, and Colon Cancers	Phase I Clinical Trial

Quassinoids	Cancers	Preclinical Development

Peptide Linked Cytotoxics	Cancers	Preclinical Development

Oligo Therapy	Huntington’s Disease	Preclinical Development

•      TPI 287 is a novel third generation taxane.  On December 21, 2004, we filed an Investigational New Drug (“IND”) application, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”).  In May 2005 we commenced dosing in a phase I clinical trial of TPI 287.  We expect to initiate a second phase I clinical trial of TPI 287 to evaluate an alternative dosing schedule before the end of 2005.  In preclinical testing, TPI 287 demonstrated the ability to inhibit tumor cell growth in a number of in vitro cell lines and has shown inhibition of tumors in certain animal xenograft models when tested against standard comparative agents.  The in vitro activity was seen across multiple cell lines including cell lines known to be sensitive to taxanes and cell lines known to be resistant to taxanes.  Taxane sensitive cell lines in which TPI 287 shows activity include cell lines derived from breast cancer, uterine cancer and small cell lung cancer.  Taxane resistant cell lines in which TPI 287 shows activity include lines derived from breast cancer, colon cancer, prostate cancer and pancreatic cancer.  In in vivo animal testing, TPI 287 demonstrated tumor growth inhibition activity in four tumor cell lines with multiple drug resistance, or MDR1.

•      Quassinoids are complex polyfunctional, polycyclic natural products of the plant family Simaroubaceae, which exhibit antineoplastic activity.  We have in-licensed several quassinoid compositions as well as processes for their isolation and synthesis.  We have completed several in vitro and in vivo preclinical studies on our proprietary quassinoid analogs, and additional preclinical studies are in progress to better delineate the antineoplastic activity of these compounds.  Currently, we cannot predict when or if any of these quassinoids will be advanced into clinical development.

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

•     Huntington’s Disease is a progressive, inherited, neurological disorder resulting in degeneration of neural tissue.  The disease is characterized by lethal huntingtin protein aggregate formation in neural tissue.  Eventually, the patient suffers dementia, uncontrolled movements and death.  There is no known cure for this rare disease.  Symptoms usually appear between the ages of 30 and 45, although younger people can also develop the disease.  In the United States the disease affects approximately 1 of every 10,000 people.  We are developing an oligonucleotide therapy, which may slow the progression of the disease or may eliminate the death of the nerve cells.  We are in the early stages of this program and we can provide no assurance that we will be successful in this development effort.  To date, we have conducted several in vitro studies to determine the effects of our oligonucleotide therapy in a model neuronal cell based assay and in a biochemical assay that detects molecules that disrupt protein aggregation.  We have also recently concluded an in vivo animal study of Huntington’s Disease.  The data from this study indicated that the oligonucleotide therapy may have an effect on mitigating the motor deficits seen in Huntington’s Disease.  We are currently initiating an additional study, which is designed to establish the dose response for the oligonucleotide therapy in a transgenic mouse model of Huntington’s Disease that may support the results of previous in vitro and in vivo studies as to the efficacy of the oligonucleotide.  We expect to have the data from this new study by the end of the third quarter of 2005.  Currently, we cannot predict when or if our oligonucleotide therapy will be advanced into clinical development.

Research and development, which includes expenses related to our clinical programs, are expected to be the most significant expense of our business going forward.  Since we began clinical testing of our third generation taxane product candidate, TPI 287, in the second quarter of 2005, we expect that our research and development expenses will increase in connection with this activity.  We cannot estimate the cost of the effort necessary to complete these programs, or when, if ever, we will receive any revenues from them.  Completion of the development of any of our product candidates to an approved product for sale in the United States and offshore will be dependent upon raising additional capital.  We cannot be certain that we will be able to obtain capital on acceptable terms or at all.  We have included a number of the risks and uncertainties associated with completing our product development plans in the “Special Note Regarding Forward-Looking Statements” below.

Results of Operations - Quarter Ended June 29, 2005 Compared to Quarter Ended June 30, 2004

Research and Development Expense.  Research and development expense from continuing operations for the second quarter of 2005 was $2.8 million, a decrease of $379,000 from the second quarter of 2004.  Oncology research and development expenditures decreased by $325,000 to $2.6 million in the second quarter of 2005, and Huntington’s Disease related spending decreased by $54,000 to $170,000.  Decreased oncology expense was primarily due to a reduction in outside manufacturing costs associated with preparing TPI 287 for clinical trials ($401,000), decreased consulting and outside service costs ($280,000) as well as increased salaries and related fringe expenses ($245,000) and supplies and maintenance ($82,000).  The decrease related to the Huntington’s Disease program was due to lower compensation expense and a reduction in consulting and contract research expenses.

General and Administrative Expense.  General and administrative expense for the current year quarter was $1.5 million, a decrease of $553,000 from the prior year quarter.  This decrease was primarily due to lower compensation ($309,000), lower consulting, accounting and other outside service costs ($89,000), lower outside legal costs ($52,000), as well as lower insurance and other occupancy expense ($63,000).

Interest and Other Income.  Interest and other income for the second quarter of 2005 increased by $68,000 compared to the prior year quarter.  The increase was attributable to a realized gain on sale of investments.

Interest and Other Expense.  Interest and other expense for the current year quarter of $244,000 was $6,000 more than the prior year quarter due to a $104,000 impairment on the value of land, offset by the effect of the restructuring of the TL Ventures convertible notes in February 2005.

Discontinued Operations.  Loss from discontinued operations was $127,000 for the current year quarter, a decrease of $979,000 from the prior year quarter.  This decrease was primarily the result of the closure of the Genomics Division.  Research and development expense included in discontinued operations for the second quarter of 2005 was $123,000, a decrease of $983,000 from the second quarter of 2004.  The decrease was primarily the result of the closure of the Genomics Division.  There was no general and administrative expense included in discontinued operations for the second quarters of 2005 and 2004.

Results of Operations - Six Months Ended June 29, 2005 Compared to Six Months Ended June 30, 2004

Research and Development Expense.  Research and development expense from continuing operations for the first six months of 2005 was $5.6 million, an increase of $659,000 from the first six months of 2004.  The increase was due to the increased focus on the oncology business.  Oncology research and development expenditures for the six months ended June 29, 2005 was $5.2 million, an increase of $808,000 from the 2004 period, and Huntington’s Disease related spending decreased by $149,000.  Increased oncology expense was primarily due to increased salaries ($505,000), increased manufacturing costs associated with preparing TPI 287 for clinical trials ($56,000), and supplies and maintenance ($194,000).  The decrease related to the Huntington’s Disease program was due to lower compensation expense and a reduction in consulting and contract research expenses.

General and Administrative Expense.  General and administrative expense for the six months ended June 29, 2005 was $3.1 million, a decrease of $1.1 million from the 2004 period.  This decrease was primarily due to lower compensation ($574,000), lower consulting, accounting and other outside service costs ($133,000), lower outside legal ($96,000), and lower insurance and other occupancy expense ($242,000).

Interest and Other Income.  Interest and other income for the first six months of 2005 increased by $86,000 compared to the prior year period.  The increase was attributable to higher interest rates, partially offset by a lower cash balance, as well as a $75,000 realized gain on sale of investments.

Interest and Other Expense.  Interest and other expense for the first six months of 2005 of $411,000 was $62,000 less than the prior year period.  Interest expense decreased by $183,000 due to a partial repayment of our obligations to TL Ventures in February 2005 in connection with the restructuring of our notes with them.  This reduction was partially offset by a $104,000 impairment on the value of land.

Discontinued Operations.  Loss from discontinued operations was $308,000 for the first six months of 2005, a decrease of $1.8 million from the prior year period.  This decrease was primarily the result of the closure of the Genomics Division.  Research and development expense included in discontinued operations for the first six months of 2005 was $353,000, a decrease of $1.8 million from the first six months of 2004.  The decrease was primarily the result of the closure of the Genomics Division.  There was no general and administrative expense included in discontinued operations for the first six months of 2005 and 2004.  Included in discontinued operations in the first six months of 2005 was a gain of approximately $41,000 resulting from the sale of assets related to the Genomics Division.

Liquidity and Capital Resources

Our working capital requirements for research and development have been, and will continue to be, significant.  As of June 29, 2005 we had a working capital balance of $19.4 million compared to a working capital balance of $23.5 million at December 29, 2004.  Through June 29, 2005, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of approximately $8.0 million and with net indebtedness of approximately $4.7 million.  We also have funded our capital requirements from the net proceeds of the sale of our paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical, Inc.)(“Mayne Pharma”), a subsidiary of Mayne Group Limited, on December 12, 2003 and its operations prior to that date.

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

In March 2004, we sold 2,000,000 shares of our common stock at $2.60 per share under a shelf registration statement.  The net proceeds from the transaction were $4.9 million after payment of advisory fees and legal fees in connection with the transaction.  While additional shares of our common stock are registered for sale under the shelf registration statement, we will not be able to sell shares thereunder unless and until the aggregate market value of common equity held by non-affiliates of the company is $75 million or more.  As of July 28, 2005, such aggregate market value approximated $17.1 million.  As a result of our ineligibility to issue securities under a shelf registration statement, any issuance of securities is likely to be effected through a private placement of such securities followed by our registering the resale of such shares by the purchaser.

Cash and cash equivalents decreased $1.0 million to $668,000 at June 29, 2005 from $1.7 million at December 29, 2004.  Cash, cash equivalents, short-term and long-term investments decreased $14.6 million to $21.1 million at June 29, 2005 from $35.7 million at December 29, 2004.  The decrease was primarily due to the $3.2 million payment for the TL Venture’s settlement, and $11.2 million net cash used by operating activities.

We believe existing capital will be adequate to fund our operations and capital expenditures for at least the next 12 months.  However, pharmaceutical development is a costly, risky and time intensive activity.  To bring our various programs to completion will require us to raise additional capital in the near future, and we are actively pursuing efforts to do so.  While such capital raising will likely take the form of a private placement of equity securities, it is possible it could take another form.  Raising additional capital at current market prices for our common stock will result in substantial dilution to existing stockholders because our capital requirements are substantial relative to our current market capitalization. We cannot assure you that we will be able to obtain additional capital on terms that will be acceptable to us or on any terms.  In addition, we may seek to in-license or purchase new products or technologies.  The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies.  See the risks discussed under “Special Note Regarding Forward-Looking Statements” below.

On February 25, 2005, we received notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) that our minimum bid price had fallen below $1.00 for 30 consecutive business days and that our common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  We have until August 24, 2005 (180 calendar days from February 25, 2005) to regain compliance.  We can regain compliance with the minimum bid price rule if the bid price of our common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, at its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance.  If compliance is not achieved by August 24, 2005, we may be eligible for another 180 day compliance period (until February 20, 2006) if we meet the Nasdaq SmallCap Market initial listing criteria, other than the minimum bid price requirement.  No assurance can be given that we will be eligible for the additional 180 day compliance period or, if applicable, that we will regain compliance during any additional compliance period.  If we fail to meet all applicable Nasdaq SmallCap Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could then adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, suppliers and employees.

We received stockholder approval at our 2005 Annual Meeting granting the Board of Directors the authority to effect a reverse stock split as one way to address the Nasdaq listing issues relating to minimum bid price.  The Board is not required to implement the reverse stock split, and intends to do so only if it determines that a reverse stock split would be in the best interest of the Company.

Critical Accounting Policies

The Company’s critical accounting policies are presented in its Annual Report on Form 10-K for the year ended December 29, 2004.  There were no changes to these critical accounting policies during the quarter ended June 29, 2005.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment of Long-Lived Assets, we review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired.  If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.  As part of our preparation of these financial statements, we recognized an impairment charge on land of $104,000 in the second quarter.  This impairment charge was the only impairment of long-lived assets recorded in the second quarter.

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

Special Note Regarding Forward-Looking Statements

The statements in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions as of the date of this report, based on currently available information.  Forward-looking statements can be identified by the use of words such as “believe”, “intend”, “estimate”, “may”, “will”, “should”, “anticipated”, “expected,” “trusts” or comparable terminology or by discussions of strategy.  Such forward-looking statements may include, among others:

•      statements concerning the success of TPI 287 in clinical trials and our ability to pursue additional clinical trials relating to TPI 287, and the timing of any such further clinical development;

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

•      the ability to outsource activities;

•      the future acquisition of technology, products or business entities;

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

Risks Related to Research and Development

•      Our product candidates and technologies are in an early state of development and there is a high risk that they may never be commercialized either because of the costs of continuing development or because our research and development fails to produce any products of value.  The results of clinical testing may show that our product candidates are unsafe and/or ineffective and therefore are not suitable as human therapeutics.

•      Our research and development efforts over a broad range of new potential products and technologies may materially adversely affect our financial position.

•      Our potential products and technologies must undergo rigorous clinical testing and regulatory approvals, which may substantially delay or prevent us from marketing any products.

•      Our oncology and Huntington’s Disease treatment technologies are still new and in development; very little data exists relative to the amount of data necessary to have the products approved in the United States and new information may arise which may cause us delays in designing our protocols, submitting applications that satisfy all necessary regulatory review requirements, and ultimately initiating and completing the clinical trials of our products.  There are no generally recognized and well established animal models or other preclinical protocols relating to Huntington’s Disease, which makes assessment of the potential effectiveness of our technology difficult.

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

•      Testing of our potential products and technologies relies heavily on the voluntary participation of both study centers and patients in our clinical trials, which are not within our control.  Difficulties in obtaining cooperation with clinical study centers, or difficulty in accruing volunteers to participate in our clinical trials, would substantially delay us from completing development of our products.  Clinical trials of other companies with competing products could make patient recruitment more difficult for our trials.

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

•       Technological change and approvals of competitive products may make any products and technologies we develop less attractive or obsolete.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We currently invest our excess cash balances in money market accounts, and short-term and long-term investments that are subject to interest rate risk.  The amount of interest income we earn on these funds will change as interest rates in general change.  Our investments are subject to a loss of principal if market interest rates increase and they are sold prior to maturity.  However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, an immediate 1% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s

Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2005.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Part II - Other Information

Item 1.  Legal Proceedings

See the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2005 for a discussion of the settlement of our litigation with TL Ventures in February 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company transferred 750,000 shares of common stock to its Employee Stock Ownership Plan in April 2005.  As a transfer by the Company to a noncontributory benefit plan, no sale of securities was involved.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2005 annual meeting of stockholders was held on June 10, 2005.  A total of 31,131,299 shares of the Company’s voting common stock were present in person or by proxy at the meeting, representing 93% of the Company’s outstanding voting common stock on the record date.  All directors were elected and all other matters submitted to a vote of the Company’s stockholders were approved as follows:

1.             The election of three directors to hold office until the 2008 Annual Meeting:

Nominee	FOR	WITHHOLD/ABSTAIN

Dr. Stephen K. Carter	29,880,787	1,250,512

George M. Gould	29,491,654	1,680,105

Elliot M. Maza	29,914,474	1,257,185

2.             Approval of the Company’s second amended and restated certificate of incorporation:

FOR	AGAINST	ABSTAIN

28,644,206	2,315,578	211,975

3.             Approval of an amendment to the Company’s certificate of incorporation:

FOR	AGAINST	ABSTAIN

29,015,378	2,122,685	33,695

4.             Approval of an amendment to the Company’s 2004 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN

8,340,397	4,668,520	44,249

5.            Ratification of the selection by the Audit Committee of the Board of Directors of Grant
Thornton LLP as independent auditors of the Company for its fiscal year ending
December 28, 2005:

FOR	AGAINST	ABSTAIN

30,698,915	401,345	71,499

Item 5.  Other Information

On July 20, 2005, the Board of Directors authorized a reduction in the Company’s operations.  During the third quarter, the Company expects to eliminate 14 positions (about 30% of its workforce), including executive and non-executive employees and consultants in all areas of operations.  Tapestry expects to incur one time costs of approximately $270,000, all of which will be in cash, and to complete the reduction by the end of September 2005.  The Company is taking the action to preserve cash and to permit it to focus its primary effort on advancing its lead clinical programs.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)
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

TAPESTRY PHARMACEUTICALS, INC.

August 3, 2005	By:	/s/ Leonard P. Shaykin
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

August 3, 2005	By:	/s/ Gordon Link
Gordon Link
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

August 3, 2005	By:	/s/ Bruce W. Fiedler
Bruce W. Fiedler
Vice President, Corporate Controller
(Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)
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