Form 10-Q
period 2005-09-28
TAPESTRY PHARMACEUTICALS, INC
filed 2005-11-02
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

Commission File Number 0-24320

TAPESTRY PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-1187753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of October 27, 2005, the registrant had 34,238,995 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 28, 2005	December 29, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,047	$1,713
Short-term investments	16,522	29,378
Prepaid expense and other current assets	559	538
Assets held for sale	—	112
Total current assets	18,128	31,741

Property, plant and equipment, net	689	676
Long-term investments	—	4,631
Investment in ChromaDex, Inc.	451	1,414
Other assets	682	831
Total assets	$19,950	$39,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,701	$3,119
Accrued payroll and payroll taxes	1,164	2,017
Notes payable — current portion, net	640	3,132
Total current liabilities	3,505	8,268

Notes payable — long term, net	2,703	3,245

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 34,238,995 and 33,435,401 shares issued and outstanding at September 28, 2005 and December 29, 2004, respectively	257	251
Additional paid-in capital	117,838	117,354
Accumulated deficit	(104,243)	(89,724)
Accumulated other comprehensive loss	(110)	(101)
Total stockholders’ equity	13,742	27,780
Total liabilities and stockholders’ equity	$19,950	$39,293

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Operating expenses:
Research and development	$3,139	$4,910	$8,718	$9,827
General and administrative	1,530	2,019	4,596	6,185
Operating loss	4,669	6,929	13,314	16,012

Other income (expense):
Interest and other income	274	206	656	501
Interest and other expense	(140)	(234)	(447)	(501)
Impairment charges	(963)	—	(1,067)	(205)
Net loss from continuing operations	(5,498)	(6,957)	(14,172)	(16,217)

Discontinued operations:
Income/(Loss) from discontinued operations	(43)	2,179	(347)	77

Net loss	$(5,541)	$(4,778)	$(14,519)	$(16,140)

Basic and diluted loss per share from continuing operations	$(0.16)	$(0.21)	$(0.42)	$(0.50)
Basic and diluted loss per share from discontinued operations	$—	$0.07	$(0.01)	$—
Basic and diluted loss per share	$(0.16)	$(0.14)	$(0.43)	$(0.50)

Basic and diluted weighted average shares outstanding	34,239	33,310	33,940	32,538

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2005	September 29, 2004
Operating activities:
Net loss	$(14,519)	$(16,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	371
Amortization of debt issue cost & debt discount	440	465
Amortization of investment premium	198	170
Interest paid with common stock	—	54
Compensation paid with common stock and options	39	110
Retirement contributions paid with common stock	315	604
Impairment charges	1,067	205
Loss on disposal of assets, net	14	—
Gain on sale of investments	(72)	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,495
Prepaid expense and other assets	128	(84)
Accounts payable and accrued liabilities	(1,418)	(233)
Accrued payroll and payroll taxes	(852)	(606)
Net cash used in operating activities	(14,463)	(13,589)

Investing activities:
Additions to property and equipment	(216)	(143)
Proceeds from sale of assets held for sale	104	—
Purchases of investments	(23,379)	(86,045)
Proceeds from sale of investments	40,731	94,979
Net cash provided by investing activities	17,240	8,791

Financing activities:
Payments of notes payable	(3,474)	(60)
Proceeds from the sale of common stock, net of issuance cost	—	4,837
Proceeds from the exercise of common stock options	31	36
Net cash (used in) provided by financing activities	(3,443)	4,813
Net (decrease) increase in cash and cash equivalents	(666)	15
Cash and cash equivalents at beginning of period	1,713	2,281
Cash and cash equivalents at end of period	$1,047	$2,296

See accompanying notes to Consolidated Condensed Financial Statements.

	Nine Months Ended
	September 28, 2005	September 29, 2004
Supplemental disclosure of cash flow information:

Interest paid	$137	$167

Non-cash investing and financing activities:
Issuance of common stock for payment of interest payable	—	107
Issuance of common stock to prepay retirement plan contributions	105	188

See accompanying notes to Consolidated Condensed Financial Statements.

Tapestry Pharmaceuticals, Inc.

Notes to Consolidated Condensed Financial Statements

September 28, 2005

(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments necessary to present fairly the financial position of Tapestry Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”) at September 28, 2005 and December 29, 2004, and the results of their operations for the three and nine month periods ended September 28, 2005 and September 29, 2004, and cash flows for the nine month periods ended September 28, 2005 and September 29, 2004.

The unaudited, condensed, consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States.  The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2004, filed with the Securities and Exchange Commission on February 24, 2005.

During the next 12 months, management intends to raise additional capital to fund future operations and to provide additional working capital.  Raising additional capital at the current market price of our common stock will result in substantial dilution to existing stockholders and a possible change of control of the Company because its capital requirements are substantial relative to the Company’s current market capitalization.  In addition, a financing may require stockholder approval.  There is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s requirements.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

ESTIMATES AND ASSUMPTIONS - The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates are used when determining useful lives for depreciation and amortization, assessing the need for impairment charges, accounting for income taxes, and various others items.  The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.

NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation as SFAS No. 123(R), Share Based Compensation.  This statement replaces SFAS No. 123, amends SFAS No. 95, Statement of Cash Flows, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date.  Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures.  Additionally, SFAS No. 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules.  SFAS No. 123(R) will be effective for the first annual period beginning after June 15, 2005, which is the Company’s fiscal year beginning January 1, 2006.  The Company anticipates adopting the provisions of SFAS No. 123(R) using a modified prospective application.  This statement is expected to have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact within its notes to the consolidated financial statements.

On June 9, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued.  The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial results.

RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.  Stock Options

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement.  Tapestry estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended September 28, 2005 and September 29, 2004, respectively: risk-free interest rates of 3.77% and 3.81%; no expected dividend; volatility factors of 1.144 and 1.237, and an estimated expected life range of three to six years.  For the nine months ended September 28, 2005 and September 29, 2004, respectively, Tapestry estimated the fair market value of these options with the following assumptions: risk-free interest rates of 3.58% to 3.77% and 2.51% to 3.81%; no expected dividend; volatility factors of 1.144 to 1.233 and 1.028 to 1.237, and an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options’ vesting period.  Tapestry’s pro forma information is as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Net loss as reported	$(5,541)	$(4,778)	$(14,519)	$(16,140)
Add: Compensation expense recognized in net loss	15	6	39	110
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(643)	(644)	(2,156)	(2,564)
Pro forma net loss	$(6,169)	$(5,416)	$(16,636)	$(18,594)

Basic and diluted loss per share — as reported	$(0.16)	$(0.14)	$(0.43)	$(0.50)
Pro forma basic and diluted loss per share	$(0.18)	$(0.16)	$(0.49)	$(0.57)

Note 3.  Nasdaq Delisting Notice

On February 25, 2005, the Company received notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) that its minimum bid price had fallen below $1.00 for 30 consecutive business days and that its common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  Accordingly, the Company had until August 24, 2005 (180 calendar days from February 25, 2005) to regain compliance.  At August 24, 2005, since the Company had not met this criteria but did meet the Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement), it received a second and final grace period ending February 21, 2006.  The Company can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during this second  and final grace period, although Nasdaq may, at its discretion, require the Company maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the Company has demonstrated the ability to maintain long-term compliance.  Its common stock could also be delisted from the Nasdaq SmallCap Market if it fails to satisfy the requirement to maintain minimum stockholder equity of at least $2.5 million as a result of continuing losses.  If the Company fails to meet all applicable Nasdaq SmallCap Market requirements by February 21, 2006 and Nasdaq determines to delist its common stock, the delisting could adversely affect the market liquidity of its common stock and the market price of its common stock could decrease.  Such delisting could then adversely affect the Company’s ability to obtain financing for the continuation of its operations and/or result in the loss of confidence by investors, suppliers and employees.

The Company received stockholder approval at its 2005 Annual Meeting granting the Board of Directors the ability to affect a reverse stock split as one way to address the Nasdaq listing issues relating to minimum bid price.  The Board is not required to implement the reverse stock split and intends to do so only if it determines that a reverse stock split would be in the best interest of the Company.

Note 4.  Discontinued Operations

Closure of the Genomics Division

In December 2003, the Company made a decision to sell its gene isolation and service business, which was acquired in December 2002.  Net operating losses related to this business were $0 for the third quarters of 2005 and 2004, respectively.  For the first nine months, the net operating loss totaled $0 and $221,000 for 2005 and 2004, respectively.  In the first quarter of 2004, the Company recorded an impairment charge of $205,000 related to its gene isolation and service business for assets that had been identified as held for sale.

In November 2004 the Company discontinued research on its remaining genomics programs, other than the Huntington’s Disease program, and sought a buyer for these programs.  After efforts to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter of 2004, the Company determined that there were no actively interested buyers.  In the fourth quarter of 2004, the Company recorded a charge of $1.7 million primarily relating to an impairment of intangible assets acquired in connection with the December 2002 acquisition of the genomics business of Pangene Corporation ($1.1 million), a charge for fixed assets likely to be disposed of at less than their book value ($150,000), severance costs ($250,000) and lease termination costs ($200,000).  Additional expenses related to the closure were charged to discontinued operations as incurred.  Most costs relating to the closure were incurred by the end of January 2005, although certain lease costs continued through May 2005.  In April 2005, the Company received $104,000 for certain fixed assets of the genomics business that were previously reserved for in the fourth quarter of 2004 and classified as Assets Held for Sale.

Assets held for sale, at September 28, 2005 and December 29, 2004, which relate to the discontinued operations of the genomics business were as follows (in thousands):

	September 28, 2005	December 29, 2004
Property, plant and equipment, net	$—	$112

Net losses related to the Genomics Division that are included in discontinued operations totaled $43,000 and $816,000 for the quarters ended September 28, 2005 and September 29, 2004, respectively.  Net losses related to the Genomics Division that are included in discontinued operations totaled $347,000 and $2,958,000 for the nine months ended September 28, 2005 and September 29, 2004, respectively.  No material revenue was previously recognized in this division.

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

The paclitaxel business was reported as a discontinued operation in 2004.   Summary results of the paclitaxel business’s third quarter and nine months ended operations were (in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Product sales	$—	$—	$—	$—
Net income	$—	$2,995	$—	$3,256

Paclitaxel income in 2004 consisted primarily of a $3.0 million patent infringement settlement with Mylan Laboratories and a $250,000 business interruption insurance claim filed in 2004 for losses sustained in the third quarter of 2003, which resulted from a hurricane that disrupted operation of a contract manufacturer employed by Tapestry.

Note 5.  Investments

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

Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Net loss, as reported	$(5,541)	$(4,778)	$(14,519)	$(16,140)
Unrealized gain (loss) on available-for-sale securities, net of reclassification adjustments	16	28	(9)	(57)
Comprehensive net loss	$(5,525)	$(4,750)	$(14,528)	$(16,197)

Note 6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 28, 2005	December 29, 2004
Furniture, fixtures and office equipment	$707	$678
Laboratory equipment	757	589
Leasehold improvements	56	38
Construction in progress	—	22
	1,520	1,327
Less accumulated depreciation and amortization	(831)	(651)
Property, plant and equipment, net	$689	$676

Note 7.  Investment in ChromaDex, Inc.

In April 2003, the Company sold its technical and analytical services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex.  ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries.  In the third quarter, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment of Long-Lived Assets, and in conjunction with the preparation of these interim financial statements for the quarter ending September 28, 2005, the Company recognized an impairment charge of $963,000 on the carrying value of its investment in ChromaDex to revalue it to an estimated fair value of $451,000.  This valuation analysis and resulting impairment charge was based in part on newly available financial information on ChromaDex’s results.

Note 8.  Other Long-Term Assets - Land

As part of the Company’s preparation of its interim financial statements for the quarter ending June 29, 2005, and in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment of Long-Lived Assets, the Company recognized an impairment charge on the carrying value of its land of $104,000 in the second quarter to revalue it to an estimated fair market value of $614,000.

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

In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 453,000 restricted stock units of the Company’s common stock under its equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program.  The stock component of the program includes 215,031 shares to vest on September 6, 2006 and 237,749 additional shares to vest on September 6, 2007, contingent upon participants being employed by the Company on those dates.  The total value of the common stock component of the program is $163,361 based on the value of the underlying common stock at the date of grant.  The cash component related to the tax effects of the program amounted to $93,000 and was expensed in the third quarter.  Additionally, $10,000 of expense related to the stock component of the program was recognized in the third quarter.  The remaining expense associated with the program will be recognized over the vesting period, through September 2007.

Note 11.  Reduction in Operations

On July 20, 2005, the Board of Directors authorized a reduction in the Company’s operations.  During the third quarter, the Company eliminated 14 positions (about 30% of its workforce), including executive and non-executive employees and consultants in all areas of operations.  In conjunction with this reduction in operations, Tapestry incurred one time severance costs of $262,000, all of which was paid in cash in the third quarter.  The Company took the action to preserve cash and to permit it to focus its primary effort on advancing its lead clinical programs.

Note 12.  Net Income (Loss) Per Share

Basic earnings per share is measured as net income or loss divided by the weighted average outstanding common shares for the period.  Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented.  Potential common shares that have an antidilutive effect are excluded from diluted earnings per share (e.g. vested stock options that could be converted representing 568 shares at September 28, 2005 and 136,000 shares at September 29, 2004).  Net loss per common share is computed using the weighted average number of shares of common stock outstanding.

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

General

Tapestry Pharmaceuticals, Inc. (“we”, “Tapestry” or “the Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer.  The Company’s primary development effort is focused on TPI 287, a novel taxane under development for the treatment of cancer.  We filed an Investigational New Drug (“IND”) application on December 21, 2004 covering TPI 287, and commenced human clinical trials with TPI 287 in the second quarter of 2005.  Other programs in development include our quassinoids, peptide linked cytotoxics and oligo therapy.  Currently, we cannot predict when or if any of these other programs will be advanced into clinical development.  We are also actively engaged in evaluating new therapeutic agents and/or related technologies.  Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies.  Acquisitions of new products or technologies may involve the purchase or license of such products or technologies, or the acquisition of, or merger with, other companies.

In November 2004 we discontinued research on our genomics programs, other than the Huntington’s Disease program, and sought a buyer of these programs.  After completing reasonable efforts to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter of 2004, we determined that there were no actively interested buyers and we proceeded to effect an orderly closure of such operations, which was substantially completed by January 2005.

On July 20, 2005, our Board of Directors authorized a reduction in the Company’s operations.  During the third quarter of 2005, we eliminated 14 positions (30% of its work force), including executive and non-executive employees and consultants in all areas of operations.  In conjunction with this reduction in operations, we incurred one time severance costs of $262,000, all of which was paid in cash in the third quarter.  We took such action to preserve cash and to permit us to focus our primary efforts on advancing our lead clinical programs.

We will incur substantial research and development expense, including expense relating to clinical trials, related to the development of our proprietary anti-cancer agents.  We have incurred significant losses, including losses from continuing operations of $14.2 million for the nine months ended September 28, 2005.  Our accumulated deficit was $104.2 million as of September 28, 2005.  We anticipate that losses will continue until such time, if ever, as we are able to commercialize our product candidates and generate sufficient sales to support our development operations, including the research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends upon the successful development and commercialization of products based on our proprietary oncology technologies.

Research and Development

Our current business is focused primarily on the clinical development of TPI 287, along with research and development of other proprietary therapies for the treatment of cancer.  The table below shows our research and development expense by major category, with the expense related to our Genomics Division included in discontinued operations (in thousands):

	Quarter Ended		Nine months ended
	September 28, 2005	September 29, 2004	September 28, 2005	September 29, 2004
Oncology	$2,918	$4,600	$8,150	$9,025
Huntington’s Disease	221	310	568	802
Discontinued operations	43	808	392	2,950
	$3,182	$5,718	$9,110	$12,777

The following chart identifies our four therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indication(s)	Development Status
TPI 287	Prostate, Non-Small Cell Lung, Pancreatic, Ovarian, Breast, and Colon Cancers	Phase I

Quassinoids	Cancers	Preclinical Development

Peptide Linked Cytotoxics	Cancers	Preclinical Development

Oligo Therapy	Huntington’s Disease	Preclinical Development

•      TPI 287 is a novel third generation taxane.  On December 21, 2004, we filed an Investigational New Drug (“IND”) application, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”).  In May 2005 we began a Q7D Phase I clinical trial of TPI 287.  In the fourth quarter of 2005, we expect to initiate a second Phase I clinical trial of TPI 287 to evaluate an alternative dosing schedule.  In preclinical testing, TPI 287 demonstrated the ability to inhibit tumor cell growth in a number of in vitro cell lines and has shown inhibition of tumors in certain animal xenograft models when tested against standard comparative agents.  The in vitro activity was seen across multiple cell lines including cell lines known to be sensitive to taxanes and cell lines known to be resistant to taxanes.  Taxane sensitive cell lines in which TPI 287 shows activity include cell lines derived from breast cancer, uterine cancer and small cell lung cancer.  Taxane resistant cell lines in which TPI 287 shows activity include lines derived from breast cancer, colon cancer, prostate cancer and pancreatic cancer.  In in vivo animal testing, TPI 287 demonstrated tumor growth inhibition activity in four tumor cell lines with multiple drug resistance, or MDR1.

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

•     Huntington’s Disease is a progressive, inherited, neurological disorder resulting in degeneration of neural tissue.  We are developing an oligonucleotide therapy, which may slow the progression of the disease or may eliminate the death of the nerve cells.  We are in the early stages of this program and we can provide no assurance that we will be successful in this development effort.  To date, we have conducted several in vitro studies to determine the effects of our oligonucleotide therapy in a model neuronal cell based assay and in a biochemical assay that detects molecules that disrupt protein aggregation.  We have also recently concluded an in vivo animal study of Huntington’s Disease.  The data from this study indicated that the oligonucleotide therapy may have an effect on mitigating the motor deficits seen in Huntington’s Disease.    The dosing phase of the study with the oligonucleotide therapy has been completed.  The effect of the oligonucleotide therapy on survival has not yet been determined and we expect to have data by the end of the fourth quarter.  Currently, we cannot predict when or if our oligonucleotide therapy will be advanced into clinical development.

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

Results of Operations - Quarter Ended September 28, 2005 Compared to Quarter Ended September 29, 2004

Research and Development Expense.  Research and development expense from continuing operations for the third quarter of 2005 was $3.1 million, a decrease of $1.8 million from the third quarter of 2004.  Oncology research and development expenditures decreased by $1.7 million to $2.9 million in the third quarter of 2005, and Huntington’s Disease related spending decreased by $88,000 to $221,000.  The decrease in oncology expense was primarily due to a reduction in outside manufacturing costs associated with preparing active pharmaceutical ingredient and drug product material for the clinical trials of TPI 287 ($1.4 million) and a decrease in consulting and outside service costs ($948,000), partially offset by increases in compensation related expenses ($361,000).  The increase in compensation expense in the current quarter was mostly related to the employment agreement payout to the estate of one of our founders, Sterling Ainsworth, upon his death in August ($290,000), expense related to the non-executive retention plan initiated in September ($73,000) and severance costs related to the staffing reductions in July ($69,000), offset by the associated reduction in salary expense.  Legal costs related to the application for and maintenance of our patents was also greater in the current quarter by $164,000.  The decrease in expense related to the Huntington’s Disease program was due to lower compensation expenses associated with the program.

General and Administrative Expense.  General and administrative expense for the current year quarter was $1.5 million, a decrease of $489,000 from the prior year quarter.  This decrease was primarily due to a reduction in outside service costs ($215,000), which included lower expenses related to investor relations consulting and costs associated with the Company’s name change in mid 2004, lower outside legal costs ($178,000), and lower compensation related expense ($136,000), partially offset by an increase in other consulting expense ($72,000).  The reduction in compensation related expenses was the result of lower salaries due to the staffing reductions in July, offset by the related severance costs ($192,000), as well as expense related to the non-executive retention plan initiated in September ($30,000).

Interest and Other Income.  Interest and other income for the third quarter of 2005 of $274,000 represented an increase of $68,000 compared to the prior year quarter.  The increase was attributable to other income from a Canadian tax refund ($114,000), which was related to prior year’s income taxes for our Canadian subsidiary, partially offset by lower interest income due to lower cash balances.

Interest and Other Expense.  Interest and other expense for the current year quarter of $140,000 was $94,000 less than the prior year quarter due to a partial repayment of our obligations to TL Ventures in February 2005 in connection with the restructuring of our notes owed to them.

Impairment Charges.  Impairment charges for the current year quarter of $963,000 were the result of a revaluation of our investment in ChromaDex (see Note 8).  There were no impairment charges in the prior year quarter.

Discontinued Operations.  Income/(Loss) from discontinued operations was a loss of $43,000 for the current year quarter compared to income of $2.2 million in the prior year quarter.  The change was primarily due to the non-recurring $3.0 million income from the patent infringement settlement with Mylan Laboratories received in the third quarter of the prior year offset by the results of the Genomics Division, which incurred $766,000 less research and development spending in the third quarter of 2005 than the prior year quarter.

Results of Operations — Nine Months Ended September 28, 2005 Compared to Nine Months Ended September 29, 2004

Research and Development Expense.  Research and development expense from continuing operations for the first nine months of 2005 was $8.7 million, a decrease of $1.1 million from the first nine months of 2004.  The decrease was due to a reduction in outside manufacturing costs associated with preparing active pharmaceutical ingredient and drug product material for the clinical trials of TPI 287 ($1.3 million) and decreased consulting and outside service costs ($823,000) offset by increased compensation related expenses ($689,000) and increased legal costs ($201,000).

General and Administrative Expense.  General and administrative expense for the nine months ended September 28, 2005 was $4.6 million, a decrease of $1.6 million from the 2004 period.  This decrease was primarily due to reduced compensation related expense ($709,000), lower outside legal ($274,000), lower consulting, accounting and other outside service costs ($264,000), and lower insurance and other occupancy expense ($256,000).

Interest and Other Income.  Interest and other income for the first nine months of 2005 of $656,000 represents an increase of $155,000 compared to the prior year period.  This increase was attributable to other income related to a Canadian tax refund ($114,000) which was related to prior year’s income taxes for our Canadian subsidiary, partially offset by lower interest income due to lower cash balances, as well as a realized gain on the sale of investments recorded in the second quarter of 2005.

Interest and Other Expense.  Interest and other expense for the first nine months of 2005 of $447,000 was $54,000 more than the prior year period due to a partial repayment of our obligations to TL Ventures in February 2005 in connection with the restructuring of our notes owed to them.

Impairment Charges.  Impairment charges for the first nine months of 2005 of $1.1 million were $862,000 more than the prior year period due to charges of $963,000 and $104,000 in the current year on the value of our investment in ChromaDex and the value of our land, respectively.  This amount compared to the impairment charge of $205,000 for the assets held for sale of the gene isolation business recorded in prior year period.

Discontinued Operations.  Income/ (Loss) from discontinued operations was a loss of $347,000 for the first nine months of 2005, a decrease of $424,000 from the losses incurred in the prior year period.  This decrease was primarily the result of decreased research and development expenses associated with the closure of the Genomics Division.  Research and development expense included in discontinued operations for the first nine months of 2005 was $392,000, a decrease of $3.7 million from the first nine months of 2004.  The decrease was primarily the result of the closure of the Genomics Division.  There was no general and administrative expense included in discontinued operations for the first nine months of 2005 and 2004.  Included in discontinued operations in the first nine months of 2005 was a gain of approximately $41,000 resulting from the sale of assets related to the Genomics Division.

Liquidity and Capital Resources

Our working capital requirements for research and development have been, and will continue to be, significant.  As of September 28, 2005 we had a working capital balance of $14.6 million compared to a working capital balance of $23.5 million at December 29, 2004.  Through September 28, 2005, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of approximately $8.0 million and with net indebtedness of approximately $4.7 million.  We also have funded our capital requirements from the gross proceeds of the sale of our paclitaxel business (approximately $71.7 million) to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical, Inc.) (“Mayne Pharma”), a subsidiary of Mayne Group Limited, on December 12, 2003 and its operations prior to that date.

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

In March 2004, we sold 2,000,000 shares of our common stock at $2.60 per share under a shelf registration statement.  The net proceeds from the transaction were $4.9 million after payment of advisory fees and legal fees in connection with the transaction.  While additional shares of our common stock are registered for sale under the shelf registration statement, we will not be able to sell shares thereunder unless and until the aggregate market value of common equity held by non-affiliates of the Company is $75 million or more.  As of October 27, 2005, such aggregate market value approximated $10.9 million.  As a result of our ineligibility to issue securities under a shelf registration statement, any issuance of securities is likely to be effected through a private placement of such securities followed by our registering the resale of securities by the purchaser.

Cash and cash equivalents decreased $666,000 to $1.0 million at September 28, 2005 from $1.7 million at December 29, 2004.  Cash, cash equivalents, short-term and long-term investments decreased $18.2 million to $17.6 million at September 28, 2005 from $35.7 million at December 29, 2004.  The decrease was primarily due to payments of $3.2 million to TL Ventures and $14.5 million net cash used by operating activities.

We believe existing capital will be adequate to fund our operations and capital expenditures for at least the next 12 months.  However, pharmaceutical development is a costly, risky and time intensive activity.  To bring our various programs to completion will require us to raise additional capital in the near future, and we are actively pursuing efforts to do so.  Management intends to raise additional capital as soon as practicable to fund future operations and to provide additional work in capital.  There is no assurance that such financing can or will be obtained on acceptable terms or in amounts sufficient to meet our requirements.  Raising additional capital at current market prices for our common stock will result in substantial dilution to existing stockholders and may require stockholder approval and could involve a possible change of control of the Company.  We cannot assure you that we will be able to obtain additional capital on terms that will be acceptable to us or on any terms.  In addition, we may seek to in-license or purchase new products or technologies.  The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies.  See the risks discussed under “Special Note Regarding Forward-Looking Statements” below.

On February 25, 2005, the Company received notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) that its minimum bid price had fallen below $1.00 for 30 consecutive business days and that its common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market.  Accordingly, the Company had until August 24, 2005 (180 calendar days from February 25, 2005) to regain compliance.  At August 24, 2005, since we had not met this criteria but did meet the Nasdaq SmallCap Market initial listing criteria (other than the minimum bid price requirement), we received a second and final grace period ending February 21, 2006.  The Company can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during this second and final grace period, although Nasdaq may, at its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance.  Our common stock could also be delisted from the Nasdaq SmallCap Market if we fail to satisfy the requirement to maintain minimum stockholder equity of at least $2.5 million as a result of continuing losses.  If the Company fails to meet all applicable Nasdaq SmallCap Market requirements by February 21, 2006 and Nasdaq determines to delist its common stock, the delisting could adversely affect the market liquidity of its common stock and the market price of its common stock could decrease.  Such delisting could then adversely affect the Company’s ability to obtain financing for the continuation of its operations and/or result in the loss of confidence by investors, suppliers and employees.

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

Critical Accounting Policies

The Company’s critical accounting policies are presented in its Annual Report on Form 10-K for the year ended December 29, 2004.  There were no changes to these critical accounting policies during the quarter ended September 28, 2005.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment of Long-Lived Assets, we review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired.  If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.  As part of our preparation of these financial statements, we recognized an impairment charge on our investment in ChromaDex, Inc.  of $963,000 in the third quarter.  This impairment charge was the only impairment of long-lived assets recorded in the third quarter.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation as SFAS No. 123(R), Share Based Compensation.  This statement replaces SFAS No. 123, amends SFAS No. 95, Statement of Cash Flows, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date.  Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures.  Additionally, SFAS No. 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules.  SFAS No. 123(R) will be effective for the first annual period beginning after June 15, 2005, which is the Company’s fiscal year beginning January 1, 2006.  The Company anticipates adopting the provisions of SFAS No. 123(R) using a modified prospective application.  This statement is expected to have a significant impact on the Company’s results of operations as the Company will be required to record compensation expense in the consolidated statement of operations rather than disclose the impact within its notes to the consolidated financial statements.

On June 9, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued.  The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial results.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and those described in the “Risk Factors” discussion of our Annual Report on Form 10-K for the year ended December 29, 2004 filed with the Securities and Exchange Commission (“SEC”).  As a result, you should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

Risks Related to Financing Our Operations

•      We have already reduced our operations substantially.  If we fail to obtain the capital necessary to fund our operations soon, we will be forced to further reduce or discontinue our operations.

•      Any significant financing activity we undertake will result in substantial dilution to existing holders of common stock and possibly a change of control of the Company because the trading price of our common stock and aggregate market capitalization of our common stock is low relative to our requirements for additional capital.

•      We have a history of net losses.  We expect to continue to incur net losses, and we may never achieve profitability.

•      Any significant financing activity we undertake is likely to result in a “change of ownership” as described in Section 382 of the Internal Revenue Code, which would have the effect of severely limiting the Company’s ability to utilize its net operating loss and tax credit carryforwards.  As of December 29, 2004, the Company had approximately $84.8 million in net operating loss carryforwards and $2.6 million tax credit carryforwards that would be so limited if a change of ownership were to occur.

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

•      We received notice from the Nasdaq Stock Market, Inc. on February 25, 2005 that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive days and that our common stock will be delisted if the minimum bid price does not exceed $1.00 per share during the periods permitted by their rules to regain compliance.  Our common stock could also be delisted from the Nasdaq SmallCap Market if we fail to satisfy the requirements to maintain minimum stockholder equity of at least $2.5 million as a result of continuing losses.  If we do not regain compliance with the minimum bid price requirement and maintain compliance with all other listing requirements and Nasdaq delists our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

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

Item 4.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2005.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

In conjunction with the preparation of its interim financial statements for the quarter ending September 28, 2005, the Company recognized an impairment charge of $963,000 on the value of its investment in ChromaDex to revalue it at $451,000 based on newly available audited financial information on ChromaDex’s results.

The Company entered into an employment agreement with Martin Batt on October 27, 2005.  Under the agreement,  Mr. Batt will be employed as the Company’s Senior Vice President and Chief Operating Officer and will perform executive and administrative services for a base annual salary of $270,000, and the Company may not terminate or alter Mr. Batt’s employment status without Cause in such a way that he is no longer eligible to receive Company benefits prior to April 15, 2006.  If Mr. Batt is terminated without Cause or resigns for good reason, upon compliance with certain conditions, the Company is obligated to make the following payments to Mr. Batt 195 days after such termination (or such longer period as may be required by law): (i) 100% of Mr. Batt’s then effective base salary; (ii) a lump sum amount in cash equal to any accrued but unpaid salary through the date of termination and unpaid salary with respect to any vacation days accrued but not taken as of termination; and (iii) reimbursement of Mr. Batt’s COBRA payments.

The Company entered into an engagement agreement with Ferghana Securities Inc. (“FSI”) on October 27, 2005.  Under the agreement, FSI is engaged to assist the Company with an equity financing.  The agreement has a one year term unless sooner terminated or unless the financing is completed prior to that time.  FSI is to be paid a retainer fee of $10,000 per month, a reimbursement of its expenses, a success fee equal to 2% of the net placement proceeds for investors introduced to the Company by other persons, a success fee equal to 3% of net placement proceeds for investors introduced to the Company by FSI, depending on the amount of gross placement proceeds, up to 500,000 warrants, an investment banking fee of $400,000 and an abandonment fee of $400,000 if the Company abandons the financing process as a result of a merger, acquisition or other transaction during the term of the agreement.  The agreement also provides FSI with customary indemnification rights.  Half of the total retainer fees paid may be offset against certain of the other fees owed pursuant to the agreement.

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

TAPESTRY PHARMACEUTICALS, INC.

November 2, 2005	By:	/s/ Leonard P. Shaykin
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

November 2, 2005	By:	/s/ Gordon Link
Gordon Link
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

November 2, 2005	By:	/s/ Bruce W. Fiedler
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