Form 10-K
period 2005-12-28
TAPESTRY PHARMACEUTICALS, INC
filed 2006-02-23
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2005

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
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $14,819,374 as of June 29, 2005 (the last business day of the registrant’s second fiscal quarter in 2005). For purposes of determining this number, 1,307,052 shares of common stock held by affiliates are excluded. For purposes of making this calculation, the registrant has defined affiliates as including all directors and executive officers and related parties thereto.

As of February 22, 2006, the registrant had 3,485,755 shares of Common Stock outstanding. The registrant implemented a one-for-ten reverse split of its common stock effective for trading on February 6, 2006. All share and per share amounts for all periods presented have been restated to reflect this reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of TPI 287 and our current product candidates; develop an oral formulation of TPI 287; conduct clinical trials with respect to TPI 287; seek regulatory approvals; close our previously announced proposed  financing; address certain markets; and evaluate additional product candidates for subsequent clinical and commercial development. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements not specifically described above also may be found in these and other sections of this report.

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

We incur substantial research and development expense related to the development of our proprietary anti-cancer compounds. We incurred significant losses since formation, including losses from continuing operations of $17.2 million for the year ended December 28, 2005. Our accumulated deficit was $107.3 million as of December 28, 2005. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient revenue to support our development operations, including the research and development activity discussed below.

Our ability to generate sufficient sales to support our operations will depend upon the successful development and commercialization of products based on our proprietary oncology technologies.

We commenced Phase I clinical trials of TPI 287, our proprietary third generation taxane, in May 2005 with an every 7 day dosing (“Q7D”) study, and in January 2006, we commenced a second Phase I study with an alternative every 3 week dosing (“Q21D”) regimen.

On November 16, 2004, we decided to discontinue research on our genomics products, excluding Huntington’s Disease, and close the Genomics division. We terminated our research agreement and patent funding with the University of Delaware and Thomas Jefferson University in December 2005 and subsequently discontinued our research activities relating to the Huntington’s Disease program in January 2006. We also terminated our research agreement with MD Anderson in December 2005 and subsequently discontinued our development activities on TPI 284, our peptide linked cytotoxic compound in January 2006.

All of our products and technologies are in the early stages of development and we cannot assure you that our efforts to bring these products to market or profitability will be successful.

Historically, through 2003, the focus of our business was the production and sale of paclitaxel, a naturally occurring chemotherapeutic anti-cancer agent. The majority of our resources had been devoted to this endeavor. Prior to the sale of the paclitaxel business, we had accumulated approximately $100 million of losses, principally through research and development activities, and the development and implementation of our manufacturing capabilities so that we could supply bulk paclitaxel to our marketing partners, including Mayne Pharma (USA) Inc. (f/k/a/ Faulding Pharmaceutical Co.) (“Mayne Pharma”), a subsidiary of Mayne Group Limited, and Abbott Laboratories (“Abbott”).

On December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for $71.7 million in cash minus an inventory adjustment of $4.6 million. In addition, Mayne Pharma assumed certain liabilities associated with our paclitaxel business. Approximately $21.9 million of the proceeds of the transaction were paid to Abbott to retire all outstanding debt and payables we owed to Abbott.

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

Tapestry Research and Development Activities

The following chart identifies our four therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indication(s)	Development Status
TPI 287 IV	Prostate, Non-Small Cell Lung, and Breast Cancers	Phase I
TPI 287 oral formulation	Prostate, Non-Small Cell Lung, Pancreatic, Ovarian, Breast and Colon Cancers	Preclinical Development
Quassinoids	Cancers	Preclinical Development
Linked Cytotoxics	Cancers	Preclinical Development

We terminated the Oligo Therapy program related to Huntington’s Disease in January 2006. We also terminated the development of TPI 284, a peptide linked cytotoxic compound, in January 2006. We are continuing limited preclinical research relating to quassinoid analogs and linked cytotoxic agents with additional potential lead compounds being tested.

•       TPI 287 is a proprietary third generation taxane. On December 21, 2004, we filed an Investigational New Drug (“IND”) application, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”). In May 2005, we treated our first patient in this Q7D Phase I clinical trial of the intravenous (“IV”) formulation of TPI 287. In January 2006, we began a second Phase I clinical trial of TPI 287 IV to evaluate an alternative dosing schedule. In preclinical testing, TPI 287 demonstrated the ability to inhibit tumor cell growth in a number of in vitro cell lines and has shown inhibition of tumors in certain animal xenograft models when tested against standard comparative agents. The in vitro activity was seen across multiple cell lines including cell lines known to be sensitive to taxanes and cell lines known to be resistant to taxanes. Taxane sensitive cell lines in which TPI 287 shows activity include cell lines derived from breast cancer, uterine cancer and non-small cell lung cancer. Taxane resistant cell lines in which TPI 287 shows activity include lines derived from breast cancer, colon cancer, prostate cancer and pancreatic cancer. In in vivo animal testing, TPI 287 demonstrated tumor growth inhibition activity in four tumor cell lines with multiple drug resistance, or MDR1. In addition to the IV formulation of TPI 287, we have initiated development of an oral formulation of the compound.

•       Quassinoids are complex polyfunctional, polycyclic natural products of the plant family Simaroubaceae, which exhibit antitumor activity. We have in-licensed several quassinoid compositions as well as processes for their isolation and synthesis. We have completed several in vitro and in vivo preclinical studies on our proprietary quassinoid analogs, and additional preclinical studies are in progress to better delineate the potential antitumor activity of these compounds. Currently, we cannot predict if or when any of these quassinoids will be advanced into clinical development.

•       Linked cytotoxics are cytotoxic agents linked to targeting moiety designed to selectively target tumor tissues. We continue to explore linked cytotoxic approaches to delineate more selectively active anticancer agents to improve therapeutic index. This includes new proprietary agents and known potent cytotoxics linked to targeting molecules, which have the potential to enhance overall therapeutic index in a variety of cancer types. Currently, we cannot predict when or if any of these linked cytotoxics will be advanced into clinical development.

Certain Risks and Limitations.   The clinical development of these drugs has many risks of failure. We have included a discussion of a number of the risks and uncertainties associated with completing our product development plans under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We continuously reassess all of our research and development efforts, including those for the therapeutic products described above. At any time, we may expand, delay, terminate or dispose of all or any portion of our research and development programs and therapeutic products or we may develop or acquire rights to new product candidates.

Patents and Proprietary Technology

We own or have licensed issued patents and have applied for patents relating to our oncology programs. We (and our licensors) have applied for and will continue to apply for patents covering our technologies, processes and products as and when we deem appropriate. However, these applications may fail to result in issued patents.

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

The results of the clinical trials and manufacturing, toxicology and pharmacology information are submitted to the FDA in the form of a NDA. The approval of a NDA permits commercial-scale manufacturing, marketing, distribution, and sale of the drug in the U.S. The FDA may deny a new drug application filed by us or our collaborators, if any, if the applicable scientific and regulatory criteria are not satisfied. The FDA may require additional testing or information, and may require post-approval testing, surveillance and reporting to monitor the products. The FDA may ultimately decide that a NDA does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked.

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

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for product sales, financing, executive talent and intellectual property. We compete with all entities developing and producing therapeutic agents, including those for cancer treatment. Our competitors vary in terms of scale from small biotechnology companies to large pharmaceutical companies. Companies developing or selling taxane products include American Pharmaceutical Partners, Aventis, Bristol Myers Squibb, Wyeth, Daiichi and Abbott Laboratories, all of which have significantly greater resources.

Research and Development Expense

During the years ended in 2005, 2004 and 2003, we incurred approximately $11.0 million, $17.7 million, and $10.8 million, respectively, of research and development expense, which includes the costs of our clinical trials to date. Research and development is expected to remain a significant expense of our business and is expected to concentrate on the development and clinical trials of proprietary anti-cancer agents. In May 2005, we commenced Phase I clinical trials of TPI 287. In addition to the IV formulation of TPI 287, we are also developing an oral formulation of TPI 287. We also conduct ongoing research on a number of cytotoxic compounds that may advance into clinical evaluation. We cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs, if ever. Continued development of these programs is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms.

Foreign and Domestic Operations; Export Sales

We had no product sales during 2005. All prior year sales related to discontinued operations and have been reported as such.

Employees

As of December 28, 2005, we had 36 employees, which included 5 part-time employees. Of these employees, 9 held Ph.D. or M.D. degrees. We had 22 employees engaged in drug development, and 14 employees engaged in administration, legal, information technology and finance. We believe that our relations with our employees are good. In addition, we contract with outside consultants for services relating to our drug development programs.

Financing

On February 2, 2006, we entered into a Purchase Agreement (the “Purchase Agreement”) with a number of institutional investors, led by Special Situations Funds, Tang Capital Partners, LP, and Baker Brothers Investments, pursuant to which we will sell to the investors in a private placement (the “Private Placement”), subject to the approval of our stockholders, an aggregate of 12,750,000 shares of our common stock at $2.00 per share and five-year warrants immediately exercisable for an aggregate of 12,750,000 shares of common stock at an exercise price of $2.40 per share (subject to anti-dilution protection) for initial gross proceeds of $25.5 million (or approximately $24 million net of transaction fees and expenses) not including any proceeds from exercise of the warrant. The proposed financing will support our ongoing development of TPI 287 in the United States and overseas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 1A
Risk Factors

You should carefully consider the following risk factors related to our current business operations before making a decision to invest in our common stock. Additional risks of which we are not yet aware or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer, the trading price of common stock could decline, and you may lose all or part of your investment.

If we fail to close our previously announced proposed financing and do not otherwise obtain the capital necessary to fund our operations when needed, we could be forced to discontinue our operations.

As of January 31, 2006, we had unrestricted cash, cash equivalents, and investments of approximately $12.7 million. Without additional capital, meeting our working capital needs under a continuation of our current business model would prove difficult beyond December 2006. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 28, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. During the past year we undertook a number of actions to reduce our monthly cash requirements, including, among other things, reductions in workforce and related payroll costs, reductions in the growth of executive compensation, reductions in facility costs, reductions in the number of active programs in development, reductions in capital expenditures and reductions in charges from outside service providers. After implementing these and other cost savings measures and further determining that our lead pharmaceutical program warranted expanded clinical development, we determined that we should seek the additional capital necessary to fund our ongoing operations related to our lead pharmaceutical program.

On February 2, 2006, we entered into a purchase agreement under which we agreed to sell and issue to certain investors an aggregate of 12,750,000 shares of our common stock, and related warrants to purchase up to an aggregate of 12,750,000 shares of our common stock for gross proceeds of $25.5 million not including any proceeds from the exercise of the warrant (or approximately $24 million net of transaction fees and expenses). Closing of this proposed financing is subject to the satisfaction of certain conditions, including our conducting a special meeting of stockholders to be held not later than May 2, 2006 for the purpose of securing the required stockholder approval of the transaction under the Nasdaq Marketplace Rules and our obtaining such approval; the adoption by our Board of Directors of a budget for fiscal years 2006 and 2007, including a covenant that the net proceeds from the transaction be used solely to fund the development of TPI 287 in accordance with such budget; and other matters common in transactions of this kind. Pursuant to the purchase agreement, we will issue to the investors thereunder alternative warrants to purchase an aggregate of 522,815 shares of our common stock (representing 15% of our issued and outstanding shares of common stock as of February 2, 2006), with an exercise price of $0.01 per share. These alternative warrants will become exercisable only in connection with certain events, one of which is the failure of our stockholders to approve the proposed financing.

If we do not close the proposed financing, whether as a result of the failure to receive stockholder approval or the failure of other conditions, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of core assets at values significantly below their potential worth and postponement or termination of our program for the development of TPI 287. In addition, we would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations.

Even if we close the proposed financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms. We could also be required to seek strategic partners at an earlier stage than might be preferable and on less favorable terms than might be otherwise available. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future, even if the proposed financing is closed.

If closed, our proposed financing and the related grants and repricing of stock options under expanded equity incentive plans will result in substantial dilution of the percentage ownership of our stockholders.

Stockholders will incur immediate and substantial dilution of their percentage of stock ownership in the Company if our recently proposed financing is closed. The aggregate ownership of all holders of our outstanding common stock immediately prior to closing of the proposed financing will be reduced to approximately 21% of outstanding shares of our common stock after closing, or 12% assuming exercise in full of the warrants issued as part of the proposed financing.

In addition, our Board of Directors has adopted and we intend to submit to our stockholders for approval a new equity incentive plan that will provide for an initial reservation of 6,559,056 shares of common stock, for which options on 3,230,613 shares have been initially granted thereunder, contingent upon stockholders approval. The shares available for issuance under the equity incentive plan may be increased by up to 1,600,000 shares of common stock based upon the number of shares of common stock we issue during the three year period after the closing of the proposed financing. We also intend to submit to stockholders proposals for approval of an amendment to our bylaws and the approval under our existing stock option plans to permit the repricing of 528,804 of our currently outstanding stock options.

For purposes of example only, a stockholder who owned approximately 15.0% of our outstanding stock as of February 21, 2006, would own approximately 3.2% of the shares outstanding immediately after the proposed financing, assuming the issuance of 12,750,000 shares of common stock to the investors, and would own 1.8% of the shares outstanding immediately after the proposed financing assuming full exercise of warrants to purchase 12,750,000 shares of common stock issued to the investors, and as low as 1.5% on a fully diluted basis after taking into account stock options that may be granted under our equity incentive plan proposed to be adopted.

Each of the investors in the proposed financing has agreed, at any meeting of stockholders of the Company called for that purpose after the date the proposed financing is closed, to vote to approve the equity incentive plan and the amendment of our bylaws. This agreement of the investors continues to be applicable at any meeting called by the Company for such purpose, notwithstanding that such matter may have previously been voted upon but not approved by the Company’s stockholders. If the proposed financing is completed, approval of proposals to adopt the new equity incentive plan and to amend our bylaws will be assured because the investors will hold more than 75% of the Company’s outstanding common stock and they will be obligated to vote in favor of such proposals.

We currently are focusing our development efforts on only one product candidate, TPI 287, and we will have limited prospects for successful operations if TPI 287 does not prove successful in clinical trials or is never commercialized because of the costs of continuing development or for other reasons.

During the past 16 months we have closed our Genomics division, terminated our program relating to Huntington’s Disease and terminated development of TPI 284. These actions have permitted us to focus our development efforts primarily on the development of TPI 287, which is still in Phase I clinical trials. Our other product candidates are in preclinical development and we have no products that are approved for commercial sale. TPI 287 will require extensive additional clinical evaluation, regulatory review, marketing efforts and significant investment before we receive any revenues from it, if ever. We currently do not have the capital resources necessary to bring any of our product candidates through to commercial approval, and we do not expect TPI 287 or any of our other product candidates or technologies to be commercially available for several years. We believe that our recently announced proposed financing, if closed, will only be sufficient to permit us to generate preliminary Phase II efficacy data on TPI 287 in a number of major tumor types, as well as begin development of, upon continued confirmatory data, a preliminary oral form of this drug candidate.

Our efforts may not lead to commercially successful products for a number a reasons, including the inability to be proven safe and effective in clinical trials, the lack of regulatory approvals or obtaining regulatory approvals that are narrower than we seek, inadequate financial resources to complete the development and commercialization of our product candidates or the lack of acceptance in the marketplace. Given the limited focus on one product candidate, if TPI 287 does not prove successful in clinical trials or is not commercialized because we have insufficient resources for continued development for any other reason, we may be required to suspend or discontinue our operations and you could lose your entire investment in the Company.

If the proposed financing is consummated, the investors in the proposed financing will acquire shares of common stock and warrants representing substantially more than a majority of shares of our common stock.

If the proposed financing is consummated, the investors in the proposed financing would acquire shares of our common stock and warrants to acquire such shares representing up to approximately 88% of our common stock, assuming the full investment of $25.5 million and the exercise in full of the warrants to be issued in the proposed financing. Immediately following completion of the proposed financing, those investors would hold a sufficient portion of our outstanding shares so as to permit them, if they chose to act in concert, to approve all actions requiring stockholder approval, including the election of directors, without obtaining the approval of any other stockholder.

If our proposed financing is not closed because our stockholders do not approve or for certain other reasons, alternative warrants to be issued in connection with the execution of the purchase agreement will become exercisable and dilute the percentage ownership of our stockholders with no benefit to the Company.

Pursuant to the purchase agreement for our proposed financing, we will issue to the investors alternative warrants to purchase an aggregate of 522,815 shares of our common stock (representing 15% of our issued and outstanding shares of common stock as of February 2, 2006), with an exercise price of $0.01 per share. These alternative warrants will become exercisable only in connection with certain events, one of which is the failure of our stockholders to approve the proposed financing. The aggregate ownership of all holders of our outstanding common stock immediately prior to the full exercise of the alternative warrants would be reduced to approximately 88% of outstanding shares of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock in addition to those in our proposed financing, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We may sell common stock in one or more transactions at prices and in a manner we determine from time to time whether or not our proposed financing closes. If we sell common stock in more than one transaction, stockholders who purchase stock may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On February 25, 2005, we received notice from the Nasdaq Stock Market, Inc. that the minimum bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days and that our common stock was, therefore, subject to delisting from the Nasdaq Capital Market. At August 24, 2005, since we did meet the Nasdaq Capital Market initial listing criteria (other than the minimum bid price requirement), we received a second and final grace period from Nasdaq ending February 21, 2006. We implemented a one-for-ten reverse split of our common stock effective for trading on February 6, 2006, complied with the minimum bid price requirement for a minimum of 10 consecutive business days prior to February 21, 2006, and as of February 21, 2006, the last sale price of our common stock on the Nasdaq Capital Market was $3.11 per share.

Notwithstanding that the trading price of our common stock currently exceeds the minimum bid price required to maintain compliance with the Nasdaq Capital Market listing requirements, it is possible that the minimum bid price of our common stock could fall below the required level or that we would otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock. For example, we could fail to maintain compliance with the Nasdaq Capital Market listing requirements if we did not maintain minimum stockholder equity of at least $2.5 million as a result of continuing losses, whether or not our proposed financing closes.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

The clinical development of our product candidates has many risks of failure. Drugs must be proven safe and effective before they can be approved for human use. The advancement of drug candidates into human clinical trials is dependent on the positive outcome of pending preclinical studies, decisions by the FDA, institutional review boards, and other regulatory factors. Patient recruitment for clinical trials can be difficult, and clinical trials may be delayed or prolonged due to inability to recruit a sufficient number of patients. We may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Our product candidates rely on new and unproven technologies, and none of our proposed products or technologies have yet completed clinical tests designed to measure their safety or effectiveness in humans. The data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties and other actions that would seriously impair our ability to conduct our business. Even if regulatory approval is granted for a product, this approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

Any delay in, or failure to receive or maintain regulatory approval for, any of our products could prevent us from ever generating meaningful revenues or achieving profitability. Given the uncertainty of drug development, it is impossible to say how long the clinical development of any of these compounds will take. We cannot be sure that our clinical testing for these programs will progress at the times estimated in this document. We also cannot be sure of the cost of the effort necessary to complete these programs or when, if ever, we will receive material revenues from these programs. Successfully completing these programs and obtaining an approved product for sale in the U.S. and offshore will be dependent upon our raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms or at all.

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

•      a contractor may not commit sufficient resources to our projects;

•      a contractor may file for bankruptcy protection or otherwise lack sufficient resources to perform all of its obligations under our agreement;

•      the terms of our contracts with contractors may not be favorable to us; and

•      disputes with our contractors may arise, leading to delays in or termination of the development or commercialization of our products or resulting in significant litigation or arbitration proceedings.

The failure of our third-party contractors to provide services to us in a timely manner could materially harm our business and financial condition. In addition, our use of outside parties could potentially lead to difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may have inadequate financial or other resources, adversely affecting their willingness or ability to provide certain services to us. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a third party contractor may lead us to seek to terminate the relationship and use an alternative service provider. Making this change might be costly and may delay our clinical trials. Further, contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can assist us in an acceptable manner and at an acceptable cost.

We may be required to rely on strategic partners for the development, marketing and manufacturing of future products and technologies that may delay or impair our ability to generate significant revenue and may otherwise adversely affect our profitability.

We may, in the future rely on strategic partners for the development, marketing and manufacturing of future products and technologies because we lack the resources or capabilities to develop our product candidates. Our reliance on strategic partners poses a number of risks, including the following:

•      it may be difficult to successfully negotiate arrangements with potential strategic partners on acceptable terms;

•      if an arrangement with a strategic partner expires or is terminated, we may not be able to replace it or the terms on which we replace it may be unacceptable;

•      a partner involved in the development of new products or technologies may not commit enough capital or other resources to develop or commercialize these products or technologies successfully;

•      a strategic partner may not commit enough resources to the marketing and distribution of our products;

•      we may have disputes with strategic partners that could delay or terminate the development or commercialization of our products or result in significant litigation or arbitration proceedings;

•      contracts with our strategic partners may not provide significant protection or may be difficult to enforce if a strategic partner fails to perform;

•      our strategic partners may decide not to further develop or commercialize our products;

•      our strategic partners could develop drugs which compete with our products;

•      our strategic partners could turn their focus away from oncology;

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

Our commercial success also depends in part on our ability to avoid infringing patents and proprietary rights of third parties and not breaching any licenses that we have entered into with regard to any future products. There are many pharmaceutical and chemical patents and applications being filed, published, and issued frequently throughout the world. Some of these patents and applications contain disclosures and claims that are similar to technologies and products that we are using and developing. Some of these patents and disclosures contain claims and disclosures that are difficult to interpret. It is possible that a third party may own or control issued patents, or patent applications or in the future may file, patent applications covering technologies or products we are developing.

If our technology, products or activities are deemed to infringe the other companies’ rights, we could be subject to damages or be prevented from using the technology or selling the product that is infringing other companies’ rights, or we could be required to obtain licenses to use that technology or sell the product. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, if at all. Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that our use of such technologies infringes their patents, even if we have received patent protection for our technology. Such claims could require us to incur substantial costs and could have a material adverse effect on us, regardless of the merit of the claims, including the following:

•       the diversion of management and technical personnel in defending us against any such claims or enforcing our patents. In this regard, we may be required to defend a lawsuit or defend a proceeding in the United States Patent and Trademark Office, either of which could be expensive and time consuming;

•       paying a large sum for damages if we are found to infringe;

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

•       incurring substantial cost in defending ourselves and indemnifying our strategic partners in patent infringement or proprietary rights violation actions brought against them relating to their development and commercialization of our products; and

•       assuming the proposed financing is consummated, incurring substantial cost in indemnifying the investors in the financing in the event that any intellectual property infringement is deemed to be a breach of the purchase agreement for the financing.

We may be required to obtain rights to proprietary technologies that are required to further develop our business and that may not be available or may be costly.

Our oncology programs may require the use of multiple products or technologies proprietary to other parties. Third party suppliers may not be able to furnish us with a supply of these products sufficient to satisfy our requirements. We may not be able to obtain additional licenses we may need in the future on terms acceptable to us. Our inability to obtain any one or more of these licenses, on commercially reasonable terms, if at all, or to circumvent the need for any such license, could cause significant delays and cost increases and materially affect our ability to develop and commercialize our product candidates. In connection with our efforts to obtain rights to these proprietary technologies, we may find it necessary to convey rights to our technology to others. Some of our products may require the use of multiple proprietary technologies. Consequently, we may be required to make cumulative royalty payments to several third parties. These cumulative royalties could become commercially prohibitive. We may not be able to successfully negotiate the amounts of these royalties on terms acceptable to us.

We may rely in part on third party licenses for access to intellectual property relating to our oncology programs. Such licenses may obligate us to exercise diligence in pursuing the development of product candidates, to make specified milestone payments and/or to pay royalties. Our inability or failure to meet any such diligence requirements or make any required payments would likely result in a reversion to the licensor of the rights granted, which could materially and adversely affect our ability to develop and market products based on our licensed technologies.

We may not be successful in obtaining required foreign regulatory approvals, which would prevent us from marketing our products internationally.

Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps and uncertainties associated with FDA approval described above. We cannot be certain that we will obtain any regulatory approvals for our product candidates and technologies in other countries. In order to market our products outside of the U.S., we also must comply with numerous and varying foreign regulatory requirements implemented by foreign regulatory authorities governing the conduct of clinical trials, product licensing, pricing and reimbursement. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval and approval by the FDA does not ensure approval by the health authorities of any other country. The process of obtaining foreign regulatory approvals can be lengthy and require the expenditure of substantial capital and other resources. We may not be successful in obtaining the necessary approvals. Any delay or failure to demonstrate the safety and effectiveness of a pharmaceutical product candidate under development and obtain foreign regulatory approval could have a material adverse effect on our business.

Competition from third parties may hinder our success.

If we develop and commercialize our product candidates in the future, we expect competition from fully integrated pharmaceutical companies and more established biotechnology companies as well as government, universities and public and private research institutions. These companies and institutions conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. Most of these companies and institutions have significantly greater financial resources and expertise than we do in the following:

•       research and development;

•       preclinical studies and clinical trials;

•       obtaining regulatory approvals;

•       manufacturing; and

•       marketing and distribution.

Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies or other organizations. In addition, other companies and institutions compete with us in recruiting and retaining highly qualified scientific and management personnel. If we develop and commercialize our product candidates in the future, our competitors may develop more effective, safer or more affordable products and technologies, or commercialize products earlier than we do. If our competitors are successful in this respect, it could limit the prices that we are able to charge for the products that we market, and prevent us from becoming profitable. In some cases, competing products could render obsolete any products we eventually develop.

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

Our stock compensation expense will negatively impact our earnings, and as we report the fair value of employee stock options as an expense in conjunction with a new accounting standard, our reported financial performance will be adversely affected, which may cause our stock price to decline.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement will be effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS 123(R) commencing with the quarter ending March 29, 2006. If we had included the cost of employee stock option compensation in our financial statements, our net loss for the fiscal years ended December 28, 2005 and December 29, 2004 would have increased by $2,954,000 and $3,947,000, respectively, and our net income for the fiscal year ended December 31, 2003 would have decreased by $3,957,000. Accordingly, the adoption of SFAS 123(R) is expected to have a material effect on our financial statements, which may cause our stock price to decline and increase our anticipated net losses.

If we acquire any other products or business operations, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition.

We may attempt to acquire product candidates, or other potentially beneficial technologies, through in-licensing or the acquisition of businesses, services or products that we believe are a strategic fit with our business. Although we currently have no commitments or agreements with respect to any acquisitions, if we undertake an acquisition, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. Moreover, we may fail to realize the anticipated benefits of any acquisition for a variety of reasons, such as an acquired product candidate proving to not be safe or effective in clinical trials. We may issue equity or debt securities to fund future acquisitions which would dilute the ownership of our stockholders. In addition, we may devote resources to potential acquisitions that are never completed.

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

These laws and regulations can impose substantial fines and criminal sanctions for violations. Maintaining compliance with these laws and regulations with regard to our operations could require substantial additional resources. These costs could decrease our ability to conduct operations in a cost-effective manner.

Legislative and regulatory proposals to reduce the cost of health care could adversely affect our business.

There have been a number of federal and state proposals in the U.S. to implement government controls on pricing and other efforts to reduce the cost of health care, including proposals to reform health care or reduce government insurance programs. Our business is affected by these efforts and these efforts could adversely affect prices of our products. In addition, government pricing controls exist in varying forms in other countries. The emphasis on managed care in the U.S. has also increased and will likely continue to increase the pressure to reduce the prices of pharmaceutical products. We cannot predict whether any of these proposals will be adopted or the effect these proposals or managed care efforts may have on our business. In addition, the current discussion of drug reciprocation into the U.S. could also affect our future business operations. Some proposals would permit the reimportation of approved drugs that were originally manufactured in the U.S. from other countries where the drugs were sold at a lower price. These and other initiatives could decrease the price we or any potential marketing partners receive for our products, adversely affecting our profitability. The pendency or approval of such proposals could result in a decrease in our stock price or limit our ability to raise capital, enter into strategic partnerships or obtain licenses.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

Our business may expose us in the future to product liability risks, which are inherent in the testing, manufacture, marketing and sale of pharmaceutical products. Product liability claims might be brought against us by clinical trial patients, consumers or health care providers or by pharmaceutical companies or others selling our products. If we complete clinical testing for our product candidates and receive regulatory approval to market our products, we will include warnings on our products that identify the known potential adverse effects and the patients who should not receive our product. There can be no assurance that these warnings will be deemed adequate, or that physicians and patients will comply with these warnings.

If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit commercialization of our future products. We cannot predict all of the possible harms or side effects that may result and, as a result, the amount of insurance coverage we currently hold, or that we may obtain, may not be adequate to protect us from any liabilities. We may require increased liability coverage as our product candidates advance in clinical trials and later develop and commercialize these products. Further, insurance coverage is increasingly expensive, and we do not know whether we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim brought against us in excess of our insurance coverage or a product recall could adversely affect our business, results of operations and financial condition.

We may be unable to effectively price our products or obtain adequate reimbursement for sales of our products, which would prevent our products from becoming profitable.

Our product candidates, if developed and commercialized, may not be considered cost-effective, and coverage and adequate payments may not be available or may not be sufficient to allow us to sell these products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement from health maintenance organizations, other private insurance plans, governmental programs such as Medicare, and other third-party payors. Third-party payers are increasingly challenging the prices charged for pharmaceutical products and services.

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

In November 1996, we adopted a stockholder rights plan and distributed a dividend for each share of common stock. This dividend took the form of a right, which entitles the holders to purchase one one-hundredth of a share of a new series of junior participating preferred stock, Series B. The stockholder rights plan was amended and restated in September 2001, and we intend to replace this plan with a similar rights plan in 2006. In certain events after the rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the rights’ then current exercise price, a number of shares of common stock having market value of twice the right’s exercise price or a number of the acquiring company’s common shares having a market value at the time of twice the rights’ exercise price. The adoption of the rights plan makes it more difficult for a third party to acquire control of us without the approval of our Board of Directors. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our Board of Directors.

Item 1B
Unresolved Staff Comments

Not applicable.

Item 2
Properties

We lease 10,000 square feet of administrative space and 6,000 square feet of space for research and development in Boulder, Colorado. We also lease 2,100 square feet of office space in New York City, New York for administration. In addition, we own five acres of undeveloped land in Longmont, Colorado which is accounted for as other assets. Some of our oncology research and development activities are conducted at a contract research laboratory leased to us by ChromaDex, Inc., a supplier of phytochemical reference standards. We sold our analytical and service group to Chromadex in April 2003 in exchange for approximately 15% of ChromaDex’s then outstanding common stock. As part of this transaction, ChromaDex assumed the lease for our research facility in Boulder, Colorado, and we sublease a portion of this facility back from ChromaDex. We believe that these existing facilities are adequate to meet current foreseeable requirements or that suitable additional or substitute space will be available on commercially reasonable terms.

Item 3
Legal Proceedings

The Company is currently in arbitration through the American Arbitration Association with the licensor of certain patents and patent applications relating to pharmaceutical formulations containing Vitamin E TPGS. The arbitration was instituted in November, 2005 in Boulder, Colorado. The Company licensed these patent applications in 1998. The inventor/licensor claims that the Company has failed in its obligation to develop the licensed technology and is demanding return of the patents. The Company denies this claim, and in addition alleges that the inventor/licensor committed fraud in inducing the Company to enter into the license agreement. The Company is seeking as yet unspecified damages against the inventor/licensor.

Item 4
Submission of Matters to Vote of Security Holders

Not applicable.

Part II

Item 5
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market, where it trades under the symbol “TPPH.”  We implemented a one-for-ten reverse stock split of our common stock effective for trading on February 6, 2006. For a period of 20 trading days following the effective date of the reverse split, shares of our common stock will trade under the ticker symbol “TPPHD”. After 20 trading days, trading will resume under the ticker “TPPH”. All share and per share amounts for all periods presented have been restated to reflect this reverse stock split. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock for the fiscal years ended December 28, 2005 and December 29, 2004:

		High	Low
2005	Fourth Quarter	$4.00	$2.60
	Third Quarter	5.50	3.50
	Second Quarter	6.60	4.50
	First Quarter	12.20	6.50
2004	Fourth Quarter	$12.50	$8.90
	Third Quarter	17.40	8.00
	Second Quarter	28.60	15.40
	First Quarter	31.90	19.60

On February 21, 2006, the last sale price of our common stock on the Nasdaq Capital Market was $3.11 per share.

Stockholders

As of February 21, 2006, we had 318 stockholders of record.

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

Sales of Unregistered Securities

On November 22, 2005, we issued 7,863 shares of common stock to the University of Delaware, 950 shares of common stock to Thomas Jefferson University and 1,187 shares of common stock to The Samuel Robert Noble Foundation, Inc., all in accordance with a 20-year technology license, that was terminated on December 22, 2005. On November 1, 2005, we issued 4,730 shares of common stock to CEOcast, Inc. under the terms of a consulting agreement. The shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. All share and per share amounts for all periods have been restated to reflect the reverse stock split.

Item 6
Selected Financial Data

The selected financial data presented below for each year in the five years ended December 28, 2005, are derived from our financial statements, which have been audited for 2005 and 2004 by Grant Thornton LLP and for the other years by Ernst & Young LLP, registered public accounting firms, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with our consolidated financial statements at December 28, 2005 and December 29, 2004 and for each of the three years reported in the period ended December 28, 2005, and the related Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2002 and 2001, were derived from audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future. The results of our Genomics division operations, excluding the Huntington’s Disease program, and our generic paclitaxel business, which was sold on December 12, 2003 to Mayne Pharma, have been reported as discontinued operations. All share and per share amounts for all periods presented have been restated to reflect the one-for-ten reverse stock split that was effective February 6, 2006.

	Year Ended
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$10,630	$13,504	$6,485	$6,067	$6,381
General and administrative	5,628	7,794	8,616	8,446	7,178
Operating loss	16,258	21,298	15,101	14,513	13,559
Other income (expense):
Interest and other income	731	694	110	267	793
Interest and other expense	(557)	(947)	(865)	(723)	(32)
Impairment charges	(1,067)	—	—	—	—
Net loss from continuing operations before taxes	(17,151)	(21,551)	(15,856)	(14,969)	(12,798)
Provision for income tax	(29)	(4)	—	—	—
Net loss from continuing operations	(17,180)	(21,555)	(15,856)	(14,969)	(12,798)
Income (loss) from discontinued operations	(358)	(2,619)	53,984	6,304	(12,970)
Net income (loss)	$(17,538)	$(24,174)	$38,128	$(8,665)	$(25,768)
Basic and diluted net income (loss) per common share	$(5.15)	$(7.38)	$12.38	$(2.93)	$(9.34)
Basic and diluted weighted average common shares outstanding	3,408	3,274	3,080	2,960	2,758

	Year Ended
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$14,086	$35,722	$50,782	$6,762	$10,144
Working capital	11,627	23,473	47,053	33,595	13,582
Total assets	16,474	39,293	57,766	45,328	37,061
Long term debt, net of current maturities	2,483	3,245	41	19,861	19,846
Deferred income, long term	—	—	—	5,887	6,508
Convertible debt	—	—	5,702	5,151	—
Accumulated deficit	(107,262)	(89,724)	(65,550)	(103,678)	(95,013)
Stockholders’ equity	10,886	27,780	45,998	6,796	1,137

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of Tapestry Pharmaceuticals, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Certain statements set forth below constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the “Reform Act.”  See “Risk Factors” under Item 1A and “Special Note Regarding Forward-Looking Statements”, below.

General

We are a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. We believe that our compounds function by proprietary biological and/or chemical mechanisms and, therefore, if successful in clinical trials, may add to the amelioration of their specific disease targets.

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

We have incurred significant losses, including losses from continuing operations of $17.2 million, $21.6 million and $15.9 million for the years ended December 28, 2005, December 29, 2004 and December 31, 2003, respectively. Our accumulated deficit was $107.3 million as of December 28, 2005. We anticipate that losses may continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity mentioned above.

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

Proposed Financing

On February 2, 2006, we entered into a Purchase Agreement (the “Purchase Agreement”) with certain investors that provides for the sale of common stock and warrants to purchase common stock to the investors for gross proceeds to the Company of $25.5 million not including any proceeds from exercise of the warrant. Pursuant to the terms of the Purchase Agreement, we will issue to the investors, subject to the approval of our stockholders, (i) an aggregate of 12,750,000 shares of the Company’s common stock at a purchase price per share equal to $2.00, and (ii) warrants to purchase an aggregate of 12,750,000 shares of our common stock (subject to adjustment in accordance with the terms thereof) at an exercise price of $2.40 per share (subject to certain anti-dilution protections set forth therein) (the “Warrants”). The issuance of the shares of our common stock and the Warrants and the other actions contemplated by the Purchase Agreement are collectively referred to as the “Transaction.”

The Transaction is subject to stockholder approval and other customary closing conditions. We intend to hold a special meeting of stockholders in order to approve the Transaction and certain related matters. In connection with that special meeting, we intend to mail a definitive proxy statement and proxy card to all stockholders of record, along with detailed voting instructions. The Purchase Agreement provides that, following the closing of the Transaction, one of the investors, Special Situations Fund III, L.P. (“SSF”) will have the right to designate two members for election to our Board of Directors, so long as SSF and/or one or more of its affiliates continues to beneficially own at least 25% of the number of shares of common stock and shares of common stock underlying the Warrants it acquired under the Purchase Agreement. Upon such designation, we would be obligated to use our commercially reasonable efforts to cause the designated directors to be elected to our Board of Directors.

Pursuant to the Purchase Agreement, we will be required to use the net proceeds from the Transaction solely to fund the development of our TPI 287 compound in accordance with a budget for calendar years 2006 and 2007 to be adopted by our Board of Directors prior to the closing of the Transaction. Any amendment or variance with respect to such aspect of the budget will require the prior written approval of a majority of the independent members of the Board of Directors.

Pursuant to the Purchase Agreement, from and after the closing, each investor that owns at least 50% of the shares of common stock it acquired under the Purchase Agreement would have preemptive subscription rights in respect of any future issuance of our equity securities, subject to certain exceptions. If we decided to issue any equity securities not subject to such exceptions, then we would be required to provide notice to such investors and offer to sell a pro rata amount of such securities to such investors, on the same terms it proposes to sell such securities to other parties, based on each investor’s pro rata ownership of our outstanding common stock acquired under the Purchase Agreement or upon exercise of the Warrant held by such investor.

We will issue to the investors for no additional consideration, warrants to purchase an aggregate of 522,815 shares of common stock (subject to adjustment as set forth therein) (the “Alternative Warrants”). The Alternative Warrants become exercisable only if one of the events specified in the following clauses (i) through (iv) (each a “Trigger Event”) occurs: (i) our stockholders fail to approve the Transaction, (ii) we terminate our obligations to effect the closing pursuant to the terms of the Purchase Agreement and we have received an alternative investment proposal prior to such time which has not been withdrawn, (iii) we enter into an agreement governing the consummation of an alternative investment with any person other than the investors prior to the termination of the Purchase Agreement in accordance with the terms of the Purchase Agreement or (iv) we breach our obligations under the Purchase Agreement by the stockholder’s meeting not having occurred prior to May 2, 2006. In the event that a Trigger Event has not occurred prior to or in connection with the termination of the Purchase Agreement (in whole or with respect to any particular investor) or the closing shall occur, then all outstanding Alternative Warrants held by all investors or, in the case of a termination with respect a particular investor, that investor, shall terminate and be of no further force and effect. The Alternative Warrants in the aggregate will represent the right to acquire shares of common stock representing 15% of our issued and outstanding shares of common stock determined as of February 2, 2006. The Alternative Warrants will be immediately exercisable following the occurrence of a Trigger Event, have a per share exercise price equal to $0.01 (subject to adjustment as set forth in such warrants) and will remain exercisable for five years following the Closing.

The Warrants to be issued at the closing will be immediately exercisable when issued, will have an exercise price per share of $2.40 and will remain exercisable for five years following the closing. One-half of such Warrants will be exercisable on a cashless basis. We have agreed to enter into a Registration Rights Agreement with the investors at closing, pursuant to which we would be required to file with the Securities and Exchange Commission a registration statement for the resale of the shares of common stock and the shares of common stock underlying the Warrants within thirty days following the closing. We will enter into a substantially similar registration rights agreement with the investors at the time of the issuance of the Alternative Warrants requiring us to file a registration statement for the resale of the shares of common stock issuable upon exercise of the Alternative Warrants.

In order to induce the investors to enter into the Purchase Agreement, certain of our officers and directors have entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which they have agreed, among other things, to refrain from engaging in trading activity in our common stock until the earliest to occur of (i) the first date following termination of the Purchase Agreement, (ii) 90 days after the effective date of a registration statement filed in accordance with the Registration Rights Agreement or (iii) with respect to any such officer or director, the first date following termination of such individual’s employment by or directorship with us that is six months following the last opposite-way transaction that occurred prior to such termination of employment or directorship.

The foregoing is a summary of the terms of the Transaction. For additional details refer the the Purchase Agreement, the form of the Registration Rights Agreement, the form of Warrant and Alternative Warrant and the Lock-Up Agreement. The Purchase Agreement, the form of Registration Rights Agreement, the form of Warrant and Alternative Warrant and the Lock-Up Agreement are included as exhibits to the Company’s periodic reports filed with the SEC.

Research and Development

Our current business is focused on research and development of proprietary therapies for the treatment of cancer. In 2005, 2004 and 2003, we were also engaged in development of genomic technologies. In 2003 and 2002, we were engaged in research and development related to our paclitaxel business. Costs relating to genomic technologies, excluding the Huntington’s Disease program, and the paclitaxel business, are aggregated in discontinued operations. During the last three fiscal years, we have incurred the following expenses related to research and development projects (in thousands):

	2005	2004	2003
Oncology	$9,818	$12,474	$5,580
Huntington’s Disease	812	1,030	905
Discontinued operations	393	4,242	4,304
	$11,023	$17,746	$10,789

Research and development, which includes the cost of our clinical programs, will continue to be the most significant expense of our business going forward. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. We filed an oncology IND application in December 2004 and were cleared by the FDA in January 2005 to proceed into clinical trials. We commenced Phase I clinical trials in May 2005 with a Q7D dosing regimen. In January 2006, we commenced a second Phase I study with an alternative Q21D dosing regiment. We cannot be sure that we will be able to achieve our goals relating to these programs. We also cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs. Continued development of these programs is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms. We have included a number of the risks and uncertainties associated with completing our product development plans on schedule in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” described in this document.

Year Ended December 28, 2005 Compared to Year Ended December 29, 2004

Research and Development Expense.   Research and development expense from continuing operations for 2005 was $10.6 million compared to $13.5 million in 2004. The $2.9 million decrease was primarily due to our preclinical development activities which consisted of lower outside toxicology expense ($1.2 million) and lower contract manufacturing expense ($1.8 million). Reductions in compensation and consulting expense, which were mostly due to the reduction in operations in July 2005, were partially offset by the payout of the employment agreement between the Company and Sterling Ainsworth to his estate upon his death in August 2005.

General and Administrative Expense.   General and administrative expense from continuing operations for 2005 was $5.6 million, a decrease of $2.2 million from 2004. The decrease was primarily due to lower compensation expense ($868,000) as a result of our reduction in operations in July 2005, lower legal expense ($352,000), lower insurance expense ($206,000), lower consulting and outside service expense ($467,000), as well as lower rent and occupancy expense ($108,000).

Interest and Other Income.   Interest and other income of $731,000 for 2005 increased by $37,000 from the prior year primarily due to a gain on sale of investments ($28,000).

Interest and Other Expense.   Interest and other expense for 2005 and 2004 was $557,000 and $947,000, respectively. The decrease is due to a partial repayment of our obligations to TL Ventures in February 2005 in connection with the restructuring of our notes owed to them.

Impairment Charges.   Impairment charges for 2005 were $1.1 million due to charges of $963,000 and $104,000 on the value of our investment in ChromaDex and the value of our land, respectively. There where no impairment charges from continuing operations in 2004.

Discontinued Operations.   Loss from discontinued operations was $358,000 in 2005 compared to $2.6 million in the prior year. The 2005 loss was due to the remaining activity related to the closure of the Genomics division. The loss in 2004 was primarily due to the closure of the Genomics division ($5.7 million), partially offset by $3.0 million of proceeds from the settlement of litigation against Mylan Laboratories related to the paclitaxel business.

Research and development expense included in discontinued operations was $393,000 in 2005 compared to $4.2 million in 2004. The decrease in expense was due to the closure of the Delaware facility, which resulted in 2005 costs consisting of occupancy charges associated with the closure and patent legal charges ($185,000).

There were no general and administrative expenses included in discontinued operations in 2005 or 2004.

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

Interest Expense.   Interest expense for 2004 and 2003 was $900,000.

Discontinued Operations.   Loss from discontinued operations was $2.6 million in 2004 compared with income of $54.0 million in the prior year. The loss in 2004 was primarily due to the closure of the Genomics division ($5.7 million), partially offset by $3.0 million of proceeds from the settlement of the

Mylan litigation related to the paclitaxel business. Net income in 2003 was primarily due to the gain, net of tax, on the sale of the paclitaxel business of $54.1 million.

Research and development expense included in discontinued operations was $4.2 million in 2004 as compared to $4.3 million in 2003. The decrease in expense was due to having no paclitaxel related research and development expense in 2004 compared with $900,000 in 2003 and lower supplies expense ($700,000) in the genomics operations, partially offset by higher compensation and fringe benefits expense ($1.0 million), higher occupancy costs ($300,000) and higher outside services expense ($200,000) incurred in 2004 in connection with the genomics operations.

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

Liquidity and Capital Resources

Our capital requirements for research and development, including the cost of our clinical trials, have been, and will continue to be, significant. As of December 28, 2005, we had a working capital balance of $11.6 million compared to a working capital balance of $23.5 million at December 29, 2004. Through December 28, 2005, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of $8.0 million, net debt of $3.3 million, and with the sale of the paclitaxel business resulting in gross proceeds of $71.7 million.

On December 12, 2003, we sold our worldwide generic injectable paclitaxel business to Mayne Pharma for $71.7 million in cash minus an inventory adjustment of $4.6 million. Mayne Pharma assumed certain liabilities associated with our paclitaxel business. Proceeds from the sale are being used to fund the development of Tapestry’s proprietary oncology products and for general corporate purposes. In addition, approximately $21.9 million of the proceeds was paid to Abbott Laboratories to retire all outstanding debt and payables we owed to Abbott.

All share and per share amounts for all periods presented have been restated to reflect the one-for-ten reverse stock split of our common stock that was effective February 6, 2006.

In February 2002, we sold privately $8.0 million of common stock issued at $90 per share and $8.0 million principal of five-year, 4% convertible subordinated debentures convertible into common stock at $150 per share to TL Ventures V, L.P. and one of its affiliated funds. The net proceeds were $15.6 million. In connection with the February 18, 2005 settlement of litigation with TL Ventures over whether the debentures were subject to redemption upon completion of the sale of our paclitaxel business to Mayne Pharma, we paid approximately $3,184,000 in cash and issued promissory notes in the amount of $4,670,000 in exchange for the delivery of the debentures by TL Ventures to the Company for cancellation. The notes do not bear interest and are payable in monthly installments of $110,000 in 2006 and $150,000 in 2007 with a $1,000,000 payment due on January 31, 2008. Accrued interest of approximately $134,000 was included in the cash payment made with the settlement. We recorded the obligation resulting from the settlement on our balance sheet as of December 29, 2004. We imputed an interest rate of 18.0% on the notes. No gain or loss was recognized in connection with the settlement.

On March 26, 2004, the Company sold 200,000 shares of common stock at $26.00 per share to two investors. Advisory fees and legal fees were paid in connection with the transaction. The net proceeds from the transaction were $4.9 million.

In December of 2005, we terminated our technology license agreement with the University of Delaware and Thomas Jefferson University relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provided for research and patent funding commitments and payments in common stock. As of December 28, 2005, we had issued 45,750 shares of common stock under the license to the University of Delaware, 7,125 shares to Thomas Jefferson University and 7,125 shares to The Samuel Roberts Noble Foundation, Inc., each of which had an ownership interest in the licensed intellectual property.

As discussed above under “Proposed Financing” on February 2, 2006, we entered into a purchase agreement with a number of investors that provides for the sale of common stock and warrants to purchase common stock for gross proceeds to us of $25.5 million not including any proceeds from exercise of the warrant. The proposed financing is subject to stockholder approval and other customary closing conditions. In the event that the proposed financing does not close, and without implementing further cost reductions, raising additional capital from other sources or obtaining substantial cash inflows from potential partners for our product candidates, we anticipate that our existing capital resources will enable us to continue operations through the end of the fourth quarter of 2006. Should we be unable to raise the needed capital, we may be required to discontinue, shutdown or cease operations. Accordingly, the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 28, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On February 25, 2005, we received notice from the Nasdaq Stock Market, Inc. that the minimum bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days and that our common stock was, therefore, subject to delisting from the Nasdaq Capital Market. At August 24, 2005, since we did meet the Nasdaq Capital Market initial listing criteria (other than the minimum bid price requirement), we received a second and final grace period from Nasdaq ending February 21, 2006. We implemented a one-for-ten reverse split of our common stock effective for trading on February 6, 2006, complied with the minimum bid price requirement for a minimum of 10 consecutive business days prior to February 21, 2006, and as of February 21, 2006, the last sale price of our common stock on the Nasdaq Capital Market was $ 3.11 per share.

Notwithstanding that the trading price of our common stock currently exceeds the minimum bid price required to maintain compliance with the Nasdaq Capital Market listing requirements, it is possible that the minimum bid price of our common stock would fall below the required level or that we could otherwise fail to satisfy another Nasdaq requirement for continued listing of our common stock. For example, we could fail to maintain compliance with the Nasdaq Capital Market listing requirements if we did not maintain minimum stockholder equity of at least $2.5 million as a result of continuing losses, whether or not our proposed financing closes.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, suppliers and employees.

Pharmaceutical development is a costly, risky and time intensive activity. To bring our various programs to completion will require us to raise additional capital in the near future. We cannot assure you that we will be able to obtain additional capital on terms that will be acceptable to us or on any terms. In addition, we may seek to in-license or purchase new products or technologies. The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies. See “Risk Factors” under Item 1A above.

Working Capital and Cash Flow.   Cash and cash equivalents were $534,000 at December 28, 2005 and $1.7 million at December 29, 2004. Cash, cash equivalents, and short-term and long-term investments decreased $21.6 million to $14.1 million for the year ended December 28, 2005 from $35.7 million at December 29, 2004. This was primarily due to $17.8 million of net cash used in operating activities. Net cash provided by investing activities was $20.2 million for the year ended December 28, 2005 primarily due to the sale of investments. Net cash used by financing operations during the fiscal 2005 year was $3.6 million due to the payment of notes payable in conjunction with the restructuring of TL Ventures debt. With the sale of the paclitaxel business in December 2003, we no longer generate cash from operating activities.

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

Capital Expenditures.   We spent $240,000 during 2005 for capital projects.

We expect capital expenditures to decrease during 2006. The primary focus of capital spending during 2006 is expected to be in support of our research and development activities. We may seek additional financing to fund our capital expenditures. We cannot assure you that we will be able to obtain such financing on terms that are acceptable to us.

Net Operating Loss Carryforwards.   As of December 28, 2005, we had approximately $100.8 million of net operating loss carryforwards to offset future taxable income. Tax law provides limits on the utilization of net operating loss carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit our utilization of our net operating loss carryforwards and would be triggered by our proposed financing described under Proposed Financing above. A change of ownership could be triggered by other sales of securities by us or our stockholders. We have performed an analysis of our net operating losses through December 31, 2003, and concluded there was no limitation on the use of our net operating losses or research and development credits due to the potential limitations under Section 382 through that period. Also, we do not believe that there were any events that occurred in the fiscal years ended December 28, 2005 and December 29, 2004 that resulted in limitations on the use of our net operating losses or research and development credits due to potential limitations under Section 382.

Business Development Activities.   In the normal course of our business, we investigate, evaluate, and discuss licensing relationships, acquisitions, and other business combination opportunities. In the event we enter into any such relationships or transactions, we may consider using available cash, issuing equity securities or increasing our debt. Such transactions could materially affect our capital structure.

Critical Accounting Policies

We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this Item 7 where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to our Consolidated Financial Statements.

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

In the second quarter of 2005, we recognized an impairment on the value of land of $104,000 and in the third quarter recognized an impairment of $963,000 on the value of our investment in ChromaDex. In 2004, we recognized an impairment loss of $205,000 associated with the gene isolation and service business due to our decision to discontinue our efforts in that business and our inability to find a buyer for the assets. Also in 2004, as part of our preparation of the financial statements, we recognized an impairment loss of $1.2 million in connection with the closure of our Genomics division. These 2004 impairments are included in discontinued operations. Such impairment losses were the only impairment charges of long-lived assets recorded in the fiscal years ended December 28, 2005, December 29, 2004 and December 31, 2003.

Stock Based Compensation:   As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for its stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Pursuant to APB 25, compensation expense is recorded over the vesting period only if the fair value of the underlying stock exceeds the exercise price. If we were to include the cost of employee stock option compensation in the financial statements, our net loss for the fiscal years ended December 28, 2005 and December 29, 2004 would have increased by $3.0 and $3.9 million, respectively, and our net income for the fiscal year ended December 31, 2003 would have decreased by $4.0 million based on the fair value of the stock options granted to employees. See “Impact of Recent Accounting Pronouncement” below.

Future Contractual Obligations

The table below summarizes our future contractual obligations at December 28, 2005 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable	$4,131	$1,331	$2,800	$—	$—
Operating leases	456	303	153	—	—
Total	$4,587	$1,634	$2,953	$—	$—

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation as SFAS No. 123(R), Share Based Compensation. This statement replaces SFAS No. 123, amends SFAS No. 95, Statement of Cash Flows, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123(R) will be effective for the first interim or annual period beginning after December 15, 2005, which is the Company’s fiscal year beginning December 29, 2005. The Company will be adopting the provisions of SFAS No. 123(R) using a modified prospective application. If we had included the cost of employee stock option compensation in our financial statements, our net loss for the fiscal years ended December 28, 2005 and December 29, 2004 would have increased by $2,954,000 and $3,947,000, respectively, and our net income would have decreased by $3,957,000 for the fiscal year ended December 31, 2003. Accordingly, the adoption of SFAS 123(R) is expected to have a material effect on our financial statements.

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

Special Note Regarding Forward-Looking Information

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” and other similar words and expressions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Risk Factors listed in this document could cause such differences. We undertake no obligation to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results, except to the extent required by law.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 28, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3 of this Report.

There have been no changes to our internal controls over financial reporting during the fourth fiscal quarter ended December 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B
Other Information

Not applicable.

Part III

Item 10
Directors and Executive Officers of the Registrant

Directors

At December 28, 2004, our Board of Directors consisted of eight members: Stephen K. Carter, M.D.; George M. Gould, Esq.; Arthur H. Hayes, Jr., M.D.; Elliot M. Maza; The Honorable Richard N. Perle; Patricia A. Pilia, Ph.D.; Robert E. Pollack, Ph.D.; and Leonard P. Shaykin (Chairman). Our directors are divided into three classes. Mr. Shaykin and Drs. Hayes and Pollack are Class I directors with terms of office expiring at the 2006 Annual Meeting of Stockholders. Dr. Pilia and Mr. Perle are Class II directors with terms of office expiring at the 2007 Annual Meeting of Stockholders. Messrs. Gould and Maza and Dr. Carter are Class III directors with terms of office expiring at the 2008 Annual Meeting of Stockholders.

Our Board of Directors has determined that Stephen K. Carter, M.D., George M. Gould, Esq., Arthur H. Hayes, Jr., M.D., Elliot M. Maza, The Honorable Richard N. Perle and Robert E. Pollack, Ph.D., are “independent directors,” as defined by the Nasdaq Stock Market’s listing standards.

Stephen K. Carter, M.D., 67, has served as a director since March 2004. Dr. Carter has been a consultant to the pharmaceutical industry since 1997. From 1996 to 1999, Dr. Carter served as a consultant to SUGEN Inc., a biopharmaceutical company focused on the discovery and development of small molecule drugs which target specific cellular signal transduction pathways, and from 1999 to 2000 was SUGEN’s Senior Vice President of Clinical and Regulatory Affairs. From 1995 to 1996, he was Senior Vice President, Research and Development at Boehringer Ingelheim Pharmaceuticals, Inc. From 1990 to 1995 Dr. Carter served as Senior Vice President, Worldwide Clinical Research and Development at Bristol-Myers Squibb Co. Dr. Carter is a former Deputy Director at the National Cancer Institute’s Division of Cancer Treatment and is a member of the American Society of Clinical Oncology. Dr. Carter received his A.B. degree in American history from Columbia College and his M.D. degree from New York Medical College. Dr. Carter currently serves on the Board of Directors of Cytogen Corporation, Emisphere Technologies, Inc., Celator Technologies, Vion Pharmaceuticals; and Alfacell Corporation.

George M. Gould, Esq., 67, has served as a director since 2003. He has served as Of Counsel to the law firm Gibbons, Del Deo, Dolan, Griffinger & Vecchione since 1996. Mr. Gould is a director of Angiogenex, Inc., as well as Supratek Pharma. From May 1996 to December 1996, Mr. Gould was a Senior Vice President of PharmaGenics, Inc. Prior to that time Mr. Gould served as Vice President, Licensing & Corporate Development and Chief Patent Counsel for Hoffmann-La Roche Inc. from 1989 to 1996. Mr. Gould received a Bachelor of Arts degree in organic chemistry from The Johns Hopkins University, attended the New York University Graduate School of Chemistry, and received a J.D. from Columbia University School of Law and an L.L.M. from New York University School of Law.

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

Elliot M. Maza, 50, has served as a director since December 2004. Since December 2003, Mr. Maza has served as Chief Financial Officer of Emisphere Technologies, where he is responsible for the financial accounting, legal and investor relations functions of that drug delivery company. Between 1999 and 2003, Mr. Maza was a partner at Ernst & Young LLP. Prior thereto he was employed by Goldman Sachs & Co., J.P. Morgan Securities and the law firm of Sullivan & Cromwell. Mr. Maza holds a J.D. degree from the University of Pennsylvania and is a Certified Public Accountant.

The Honorable Richard N. Perle, 63, has served as a director since 2000. He has served as a fellow at the American Enterprise Institute since 1987. Mr. Perle is a director of Autonomy, plc. From 1981 to 1987, Mr. Perle was the United States Assistant Secretary of Defense for International Security Policy at the United States Department of Defense. Mr. Perle attended the London School of Economics with Honors Examinations, received a B.A. in international relations from the University of Southern California, an M.A. in politics from Princeton University, and completed various fellowships at Princeton University, the Ford Foundation and the American Council of Learned Societies.

Patricia A. Pilia, Ph.D., 57, is a co-founder of Tapestry Pharmaceuticals, Inc. and one of its predecessor companies, Pacific Biotechnology, Inc. She has served as an employee and director since the Company’s inception in 1991. Also since 1991, she has served as Secretary and was appointed to the Research Committee of the Board of Directors in 2002. In addition, Dr. Pilia has served as an Officer of several of our international corporate affiliates, including our Cayman Islands, United Kingdom, and Canadian subsidiaries. Additionally, Dr. Pilia has served as Vice President of BioResearch and Toxicology, the head of Human Resources, Operations, including Manufacturing, Regulatory Affairs, Quality Assurance, Quality Control, Environmental Health and Clinical Affairs and has served as acting Head of Research and Development. She continues with administrative and technical responsibilities for Human Resources, Safety and Clinical management. Prior to joining the Company, Dr. Pilia served as Assistant Professor of Pathology in the Colleges of Medicine, Dental Medicine and Graduate Studies at the Medical University of South Carolina and as the Assistant Director of the Immunopathology Diagnostic and Research Laboratories from 1985 to 1991. Since 1978, Dr. Pilia has designed and managed numerous laboratories and clinical programs in the U.S., China and Mexico and consulted in the design and development of biomedical devices and various treatment modalities. She has also been an active clinical and preclinical researcher in the fields of pathogenesis of disease, oncology, autoimmune disease and diagnostic development. Dr. Pilia holds a Bachelor’s degree from Boston University and a Master’s Degree in immunology/microbiology and a Doctoral Degree in pathology from the Medical University of South Carolina.

Robert E. Pollack, Ph.D., 64, has served as a director since 2000. He is currently Professor of Biological Sciences, Adjunct Professor of Environmental, Ecological and Evolutionary Biology, Lecturer in Psychiatry at the Center for Psychoanalytic Training and Research, and Director of the Center for the Study of Science and Religion at Columbia University; and Adjunct Professor of Science and Religion at Union Theological Seminary. He has been a Professor of Biological Sciences at Columbia since 1978, and was Dean of Columbia College from 1982 to 1989. He received the Alexander Hamilton Medal from Columbia University, and has held a Guggenheim Fellowship. He currently serves on the Advisory Board of the John Templeton Foundation, and as a Senior Consultant for the Director, Program of Dialogue on Science, Ethics and Religion, American Association for the Advancement of Science. He is also currently a director of Nutrition 21, Inc., a publicly traded company focusing on the development and marketing of proprietary nutritional products. Dr. Pollack graduated from Columbia University with a B.A. in physics, and received a Ph.D. in biology from Brandeis University.

Leonard P. Shaykin, 62, has served as our Chairman of the Board since 1993, and our Chairman and Chief Executive Officer since 1999. In 1995, Mr. Shaykin founded Shaykin & Co., LLC, a private investment and management company. Prior to founding Shaykin & Co., Mr. Shaykin was a managing partner of Adler & Shaykin, an investment partnership organized to sponsor management leveraged buyouts. Prior to that, Mr. Shaykin was Vice President, Director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. He is currently Chairman of the Board of the American Friends of Sheba Medical Center-Tel Hashomer, Israel, the largest medical center in the Middle East; a trustee of The Jackson Laboratory, a not-for-profit genetic research institute; a member of the board of Trireme Systems, Ltd., a private company that provides integrated tracking and surveillance technology solutions for the commercial and security needs of businesses and government agencies; and a member of the Board of the American Friends of the University of Sussex, Brighton, UK. Mr. Shaykin received a B.A. and an M.A. from the University of Chicago and an M.B.A. from the University of Chicago Graduate School of Business.

Other Executive Officers

As of January 23, 2005, we have the following executive officers in addition to those who serve as directors:

Martin Batt, 63, has served as our Senior Vice President, Chief Operating Officer since April 2005. Mr. Batt has also been Vice President, Chief Operating Officer since July 2004 and Chief Information Officer since 2002. Prior to joining us, from 1986 to 2002, he was a Partner in the consulting firm of Grisanti, Galef & Goldress which specializes in operating and fixing distressed companies by providing leadership in senior executive positions. Mr. Batt has assumed various positions including CEO, President and Vice President in many industries including retailing, aerospace, communications, computer software, steel, computer hardware, carpet, apparel, and automotive parts manufacturing. Prior to that, Mr. Batt served in various Information Technology positions at U. S. Steel Corporation. Mr. Batt received a B.S. in Computer Sciences, Cum Laude, from Point Park College, Pittsburgh and has also taught Computer Science and Information Technology.

Kai P. Larson, 41, has served as our Vice President and General Counsel since 1999, and previously held the position of Director of Legal Affairs from 1994 to 1999. Prior to joining us, he worked as an attorney in the New York office of Kirkland & Ellis. Mr. Larson received a B.A. from Brigham Young University, and a J.D. from Columbia University School of Law.

Gordon Link, Jr., 52, a certified public accountant (inactive) and a certified management accountant, has served as our Senior Vice President and Chief Financial Officer since 2002, and previously held the position of Vice President and Chief Financial Officer from 1993 to 2002. Prior to that, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and Treasurer of the Syntex-Synergen Neuroscience Joint Venture. From 1991 to 1993, Mr. Link was Treasurer of Synergen Development Corporation. From 1983 to 1990, Mr. Link practiced as a certified public accountant, including the position of Audit Manager with Deloitte & Touche. He attended the graduate school of the University of Denver and received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

Bruce W. Fiedler, 41, is Vice President, Corporate Controller and has been with Tapestry since December 2003. Mr. Fiedler has over 19 years of accounting and finance experience including senior financial leadership roles with Arrow Electronics, Inc., where he served as Vice President of Finance for the North American Computer Products Group from 2001 through 2003 and as Assistant Corporate

Controller from 2000 through 2001. Prior to Arrow Electronics, Mr. Fiedler worked at Corporate Express, Inc. from 1996 through 2000, where he ultimately served as Vice President of Corporate Systems and Shared Services. Mr. Fiedler began his career with Baxter International, Inc. where he held various accounting and finance roles over 8 years including Site Controller for the MicroScan division, a global manufacturer and marketer of diagnostic systems for the Microbiology industry. Mr. Fiedler has a Bachelor’s degree in finance from Indiana University, Bloomington, IN and an M.B.A. in finance from DePaul University in Chicago, IL. Mr. Fiedler has resigned his employment by Tapestry to be effective immediately following the filing of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and certain of our officers, and persons holding more than ten percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us copies of forms so filed. Based solely upon a review of copies of such forms furnished to us, Elliot Maza was late in filing a Form 4. No other directors or officers were late in filing any reports on Forms 3, 4 or 5.

Audit Committee

Tapestry has a separately designated standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Elliot Maza (chair), George Gould, Esq., and The Honorable Richard N. Perle.

Audit Committee Financial Expert

The Board of Directors of Tapestry has determined that the Audit Committee’s chairman, Elliot Maza, is an “audit committee financial expert” as defined by applicable SEC rules, and is independent within the meaning of applicable SEC rules and applicable Nasdaq Stock Market listing standards.

Code of Ethics

Tapestry has adopted a code of business conduct and ethics for senior executives (including Tapestry’s Principal Executive Officer, Principal Financial Officer and Controller), known as the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on Tapestry’s website at www.tapestrypharma.com. We intend to disclose any amendments to our Code of Ethics and Business Conduct, and any waiver from a provision of the Code granted to our Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer, on our internet website within five business days following such amendment or waiver and in any required filings with the SEC. The information contained on or connected to our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11
Executive Compensation

Summary Compensation Table

The following table shows for the years ended December 28, 2005, December 29, 2004, and December 31, 2003, compensation awarded or paid to, or earned by our Chief Executive Officer, and our four other most highly compensated executive officers at December 28, 2005 (the “Named Executive Officers”):

				Securities
		Annual Compensation		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options(#)	Compensation(1)
Leonard P. Shaykin	2005	$370,350	$100,000	—	$31,939
Chairman of the Board, Chief Executive	2004	354,231	140,000	—	35,841
Officer	2003	270,000	417,000	25,000	20,981
Martin M. Batt	2005	270,000	20,000	—	31,939
Senior Vice President, Chief Operating	2004	225,981	120,000	8,000	35,841
Officer	2003	190,000	225,000	6,000	16,099
Patricia A. Pilia(2)	2005	235,000	—	—	31,939
Executive Vice President, Secretary	2004	238,835	60,000	6,000	35,841
	2003	214,412	150,000	11,000	20,981
Gordon Link(3)	2005	240,000	16,667	—	31,939
Senior Vice President, Chief Financial	2004	239,835	100,000	8,000	35,841
Officer	2003	247,154	250,000	11,000	20,981
Kai P. Larson	2005	220,400	11,667	—	31,939
Vice President, General Counsel	2004	213,612	75,000	6,000	35,841
	2003	180,000	250,000	11,000	18,883

(1)          Represents our Employee Stock Ownership Plan (“ESOP”) contributions of common stock (valued at fair market value as of the date of the contribution) for each of the Named Executive Officers.

(2)          In 2003, annual compensation for Dr. Pilia included $4,412 of accrued vacation paid in cash in connection with a change in the Company’s vacation policy.

(3)          In 2003, annual compensation for Mr. Link included $37,154 of accrued vacation paid in cash in connection with a change in the Company’s vacation policy.

As permitted by rules promulgated by the SEC, no amounts are shown with respect to certain “perquisites” where the aggregate amount of such perquisites received by a Named Executive Officer does not exceed the lesser of $50,000 or 10% of his or her salary plus bonus for the applicable year.

Option Grants in Last Fiscal Year

There have been no grants of options to purchase common stock to the Named Executive Officers for the year ended December 28, 2005 as the following table illustrates:

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in	Exercise or Base Price Per Share	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms ($)
Name	(#)	Year	($/sh)	Date	5%	10%
Leonard P. Shaykin	—	—%	$—	—	$—	$—
Martin M. Batt	—	—%	$—	—	—	—
Patricia A. Pilia	—	—%	$—	—	—	—
Gordon Link	—	—%	$—	—	—	—
Kai P. Larson	—	—%	$—	—	—	—

Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table reports information, as to each of the Named Executive Officers, concerning the number of shares subject to both exercisable and unexercisable stock options held as of December 28, 2005. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 28, 2005:

	Shares		Number of Securities		Value of Unexercised
	Acquired	Value	Underlying Unexercised		in-the-Money Options
	on	Realized	Options at Year End(#)		at Year End($)
Name	Exercise(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Leonard P. Shaykin	—	—	74,586	47,913	$—	$—
Martin M. Batt	—	—	7,625	13,874	—	—
Patricia A. Pilia	—	—	97,268	29,999	—	—
Gordon Link	—	—	35,835	36,165	—	—
Kai P. Larson	—	—	13,417	29,999	—	—

(1)          Calculated on the basis of the closing price per share of our common stock on the date of exercise on the Nasdaq Capital Market, less the exercise price.

Compensation of Directors

Under the 2004 Director’s Plan, options to purchase 1,000 shares of common stock are granted automatically to each non-employee director who (i) is elected or reelected as a director of the Company at an annual meeting of stockholders, (ii) continues service as a director of the Company after an annual meeting of stockholders at which the director is not subject to re-election, or (iii) is otherwise appointed as a director of the Company in accordance with the Company’s bylaws, in each case on the business day date next following each such annual meeting or appointment. In addition, under the 2004 Director’s Plan, options to purchase 1,000 shares of common stock are granted automatically to each non-employee director who is appointed or continues to serve after an annual meeting of stockholders as chair of the Audit, Compensation, Nominating and Corporate Governance and Research and Development Committees of the Board of Directors on the business day next succeeding each such appointment or continuation of service, as the case may be. In addition, options to purchase 750 shares of common stock are automatically granted to each non-employee who is appointed to the Research and Development Committee (the “RDC”) upon initial appointment to the committee, and options to purchase 300 shares of common stock are automatically granted to each non-employee director who continues services as a RDC member after an annual meeting of stockholders, in each case on the business day next succeeding such appointment or continuation of service, as the case may be. Non-employee directors also may be granted options to purchase shares of common stock in the discretion of the Board of Directors. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to a vesting schedule.

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

Employment Agreements and Termination of Employment Agreements

Effective October 1, 2001, we entered into an employment agreement (the “Shaykin Employment Agreement”), with Leonard Shaykin. In addition, effective October 1, 2001, we entered into employment agreements (collectively, the “Employment Agreements”) with Patricia Pilia, Gordon Link, and Kai Larson (collectively, the “Executive Officers”). The Shaykin Employment Agreement and the other Employment Agreements are referred to together as the “Executive Agreements,” and Mr. Shaykin and the Executive Officers are referred to together as the “Executives.”

The Shaykin Employment Agreement provides for an initial three year employment term that expired on October 1, 2004 and is automatically renewed on each anniversary of the date of the agreement for successive one-year terms unless either party terminates. No such notice of termination has been given by or to Mr. Shaykin.

The Shaykin Employment Agreement provides for an initial annual base salary for Mr. Shaykin of $270,000. Since entering into the agreement, Mr. Shaykin’s base salary has been raised to $370,000. Under the Shaykin Employment Agreement, in the event a change of control occurs or is anticipated (including the sale of substantially all of the assets of the Company) and Mr. Shaykin’s employment is terminated by the Company without cause (as defined in the Shaykin Employment Agreement) or by Mr. Shaykin for good reason (as defined in the Shaykin Employment Agreement), Mr. Shaykin is to be granted (i) a payment equal to the greater of 100% of his prior year’s bonus or 75% of his base annual salary, (ii) a payment equal to 300% of his base annual salary and (iii) a payment equal to accrued, unpaid salary and bonus through the date of termination. As defined in the Shaykin Employment Agreement, “good reason” includes, along with other events, the Board of Directors’ failure to grant, in each calendar year after a change in control occurs or is anticipated, a minimum annual bonus at least equal to the average of the three years’ prior annual bonuses, if such a failure is in anticipation of or following a change in control. The sale of our paclitaxel business to Mayne Pharma may be deemed to have been a sale of substantially all our assets. In connection with the sale, Mr. Shaykin advised the Company that he has waived any requirement that a minimum annual bonus be paid to him insofar as the sale of the paclitaxel business could be construed to constitute a change of control pursuant to the Shaykin Employment agreement.

In addition, if Mr. Shaykin’s employment is terminated by the Company without cause or by Mr. Shaykin for good reason, he would be entitled to receive, subject to certain limitations, (i) a lump sum of accrued, unpaid salary and bonus, if any, through the termination date, (ii) health and welfare benefits as in effect immediately prior to termination for a maximum of 18 months following termination, (iii) full vesting for all outstanding Company stock options owned by Mr. Shaykin that were granted prior to October 1, 2001, and (iv) a bonus payment in an amount equal to a percentage of his base salary, according to the terms set forth above. The forgoing benefits would be limited by the amount deductible for income tax purposes under the Internal Revenue Code of 1986, as amended.

Each of the Employment Agreements provides for an initial two-year employment term that expired on October 1, 2003, and is automatically renewed on each anniversary of the date of the agreement for an additional one-year term unless either party gives notice of termination to the other party at least 180 days prior to the commencement of any additional one-year term. No such notice of termination has been given by or to any of the Executive Officers. The Employment Agreements provide for initial annual base salaries for Dr. Pilia, Mr. Link and Mr. Larson of $210,000, $210,000 and $180,000, respectively. Currently, their base salaries have been raised to $235,000, $240,000 and $220,000, respectively. Under the Employment Agreements, in the event a change of control occurs or is anticipated (including the sale of substantially all of the assets of the Company) and an Executive Officer’s employment is terminated by the Company without cause or by the Executive Officer for good reason, such Executive Officer is to be granted (i) a payment equal to the greater of 100% of his or her prior year’s bonus or 75% of his or her base annual salary and (ii) a payment equal to 200% of the Executive Officer’s base annual salary. As defined in these agreements, “good reason” includes, along with other events, the Board of Directors’ failure to grant, in each calendar year after a change in control occurs or is anticipated, a minimum annual bonus at least equal to the average of the three years’ prior annual bonuses, if such a failure is in anticipation of or following a change in control. The sale of our paclitaxel business to Mayne Pharma may be deemed to have been a sale of substantially all of our assets. In connection with the sale, each of the Executive Officers advised the Company that he or she has waived any requirement that a minimum annual bonus be paid him or her insofar as the sale of the paclitaxel business could be construed to constitute a change of control pursuant to his or her Employment Agreement.

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

The Company entered into an employment agreement with Martin Batt (the “Batt Employment Agreement”) effective October 28, 2005. Under the agreement, Mr. Batt will be employed as the Company’s Senior Vice President and Chief Operating Officer and will perform executive and administrative services for a base annual salary of $270,000, and the Company may not terminate or alter Mr. Batt’s employment status without Cause in such a way that he is no longer eligible to receive Company benefits prior to April 15, 2006. If Mr. Batt is terminated without Cause or resigns for good reason, upon compliance with certain conditions, the Company is obligated to make the following payments to Mr. Batt 195 days after such termination (or such longer period as may be required by law): (i) 100% of Mr. Batt’s then effective base salary; (ii) a lump sum amount in cash equal to any accrued but unpaid salary through the date of termination and unpaid salary with respect to any vacation days accrued but not taken as of termination; and (iii) reimbursement of Mr. Batt’s COBRA payments.

Under the Employment Agreements, the Shaykin Employment Agreement and the Batt Employment Agreement, Executives may receive an annual bonus in such amount, if any, as the Compensation Committee (or if the Board has no Compensation Committee at the time, then the Board), in its discretion, may award to Executives, based upon the Executive’s and the Company’s performance during each year of the Employment Period.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 28, 2005, our compensation committee consisted of Dr. Robert Pollack (chairman), Dr. Stephen Carter, Elliot Maza, and George Gould, Esq. None of our Executive Officers serve as members of the Board of Directors or compensation committee of any entity that has one or more Executive Officers who serve on the Board of Directors or compensation committee.

Part III

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information as of December 28, 2005 concerning our common stock that may be issued upon the exercise of options or the purchases of restricted stock under all of our equity compensation plans approved by stockholders and equity compensation plans not approved by stockholders (all share and per share amounts for all periods presented have been restated to reflect the one-for-ten reverse stock split that was effective February 6, 2006):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2004 Equity Incentive Plan	99,299	$9.40	84,450
2004 Non-Employee Directors’ Stock Option Plan	15,350	$6.90	13,300
1994 Long-Term Performance Incentive Plan	517,541	$42.70	78,801
Total Approved Plans	632,190	$36.60	176,551
Equity compensation plans not approved by security holders:
Non-plan	50	$95.00	—
1998 Stock Option Plan	92,562	$37.30	39,846
Total Unapproved Plans	92,612	$37.30	39,846
Total Plans	724,802	$36.70	216,397

Summary of Equity Compensation Plans Not Approved by Stockholders

Non-plan Stock Options

In January 1994, the Company granted to four outside directors 2,700 non-plan options to purchase shares of common stock which were immediately exercisable at a price of $24.00 and which expired in January 2004. In September 1997, the Company granted to its employees 2,007 non-plan options to purchase shares of common stock which vested over two years and which expire in September 2007. As of December 28, 2005, 50 of these options remained outstanding.

The 1998 Stock Incentive Plan

In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (formerly known as the “1998 Stock Option Plan”) (the “1998 Plan”) to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 1998 Plan provides for option grants designated as nonqualified stock options or incentive stock options. Originally, 12,500 shares were authorized for issuance under the 1998 Plan. In 1999, 2000, 2001 and 2002 the Board of Directors approved increases in the number of authorized shares. There are currently 192,500 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are Tapestry officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, (unless granted to officers not previously employed by Tapestry, as an inducement essential to such officers entering into employment contracts with the Company) or to Tapestry directors. Options granted under the 1998 Plan typically vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. The exercise price for stock options issued under the 1998 Plan is equal to the fair market value of the Company’s common stock on the date of grant.

Security Ownership by Certain Persons

The following table sets forth certain information as of February 6, 2006 regarding the ownership of our common stock by (1) persons believed by us to be the beneficial owners of more than five percent of our outstanding common stock; (2) by each director and by each executive officer named in the Summary Compensation Table above; and (3) by all executive officers and directors as a group. Except where otherwise indicated, the address for each of the persons listed in the table is:  Tapestry Pharmaceuticals, Inc., 4840 Pearl East Circle, Suite 300W, Boulder, CO 80301.

Name of Director, Officer or Beneficial Owner(1)	Number of Shares of Common Stock		Percent of Class
Leonard P. Shaykin	159,396	(2)	4.57%
Stephen K. Carter, M.D.	3,050	(3)	*
George M. Gould	4,000	(4)	*
Arthur H. Hayes, Jr.	11,000	(5)	*
Elliot M. Maza	2,000	(6)	*
The Honorable Richard N. Perle	13,300	(7)	*
Patricia A. Pilia	216,583	(8)	6.21%
Robert E. Pollack	10,260	(9)	*
Martin M. Batt	19,916	(10)	*
Kai P. Larson	27,441	(11)	*
Gordon Link	56,845	(12)	1.63%
All Directors and Executive Officers as a Group (12 persons)	389,750	(13)	11.18%
Mayne Pharma (USA) Inc.	200,000	(14)	5.74%

             *  Less than 1%

   (1)       Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Percentage of beneficial ownership is based on 3,485,434 shares of common stock outstanding as of February 6, 2006, as adjusted as required by the rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable or exercisable within 60 days of February 6, 2006 are deemed outstanding for computing the percentage of the person or entity holding such securities, and for purposes of computing the percentage of each other person or entity.

   (2)       Includes 74,586 shares of common stock issuable upon exercise of options granted to Mr. Shaykin under the 1994 Plan and 14,848 shares of common stock beneficially owned through our ESOP plan as of February 6, 2006. This does not include 7,500 shares held in a private foundation for which Mr. Shaykin exercises voting control. Mr. Shaykin disclaims beneficial ownership of such shares.

   (3)       Includes 3,050 shares of common stock issuable upon exercise of options granted to Dr. Carter under the 1994 Plan.

   (4)       Includes 3,000 shares of common stock issuable upon exercise of options granted to Mr. Gould under the 1994 Plan and 1,000 shares of common stock issuable upon exercise of options granted under the 2004 Non-Employee Director Plan.

   (5)       Includes 11,000 shares of common stock issuable upon exercise of options granted to Dr. Hayes under the 1994 Plan.

   (6)       Includes 2,000 shares of common stock issuable upon exercise of options granted to Mr. Maza under the 2004 Non-Employee Director Plan.

   (7)       Includes 11,000 shares of common stock issuable upon exercise of options granted to Mr. Perle under the 1994 Plan and 1,000 shares of common stock issuable upon exercise of options granted under the 2004 Non-Employee Director Plan.

   (8)       Includes 43,100 shares of common stock issuable upon exercise of 1994 Plan options; 14,832 shares of common stock beneficially owned through our ESOP plan as of February 6, 2006; and 1,080 shares of common stock gifted by Dr. Pilia to relatives and certain other persons, which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Dr. Pilia disclaims beneficial ownership of the gifted shares of common stock over which Dr. Pilia holds powers of attorney.

   (9)       Includes 6,400 shares of common stock issuable upon exercise of options granted to Dr. Pollack under the 1994 Plan and 3,750 shares of common stock issuable upon exercise of options granted under the 2004 Non-Employee Director Plan.

(10)   Includes 7,625 shares of common stock issuable upon the exercise of options granted to Mr. Batt under the 1994 Plan and 10,279 shares of common stock beneficially owned through our ESOP plan as of February 6, 2006.

(11)   Includes 13,417 shares of common stock issuable upon the exercise of options granted to Mr. Larson under the 1994 Plan and 14,024 shares beneficially owned through our ESOP plan as of February 6, 2006.

(12)   Includes 35,835 shares of common stock issuable upon the exercise of options granted to Mr. Link under the 1994 Plan and 14,857 shares of common stock beneficially owned through our ESOP plan as of February 6, 2006.

(13)   Includes an aggregate of 218,089 shares of common stock issuable upon exercise of outstanding stock options held by such persons.

(14)   Information in the table as to beneficial ownership of common stock by Mayne Pharma (USA) Inc. is based upon filings on Schedule 13G made by Mayne Pharma (USA) Inc. on October 9, 2003. Mayne Pharma (USA) Inc.’s address is Mack Cali Centre II, 650 From Road, Second Floor, Paramus, NJ 07652.

Item 13
Certain Relationships and Related Transactions

Arthur H. Hayes, Jr., M.D., has provided certain consulting services to us. During the first half of 2005, we were parties with MediScience Associates to a consulting agreement (the “MediScience Agreement”) whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, may have provided us with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. We were obligated to make quarterly payments to MediScience under the MediScience Agreement in the amount of $12,500. Dr. Hayes was paid $50,000 under this agreement during 2004. During the second quarter of 2005 we terminated the consulting agreement. Dr. Hayes was paid $25,000 in 2005 under the agreement.

Item 14
Principal Accountant Fees and Services

The firm of Grant Thornton LLP (“GT”), registered public accounting firm, audited our accounts and the accounts of our subsidiaries for the fiscal years ended December 28, 2005 and December 29, 2004 and reviewed our financial statements included in our quarterly reports on Form 10-Q for 2005 and for the quarter  ended September 29, 2004. We engaged GT as our auditor in August 2004. The firm of Ernst & Young LLP (“EY”), registered public accounting firm, audited our accounts and the accounts of our subsidiaries for the year ended December 31, 2003, and reviewed our financial statements included in our quarterly reports on Form 10-Q for 2003 and through the quarterly period ended June 30, 2004. EY had been our auditors since 1993.

	Grant Thornton		Ernst & Young		Total
	2005	2004	2005	2004	2005	2004
Audit Fees(1)	$160,000	$147,000	$10,000	$26,000	$170,000	$173,000
Audit Related Fees(2)	6,000	—	12,000	7,000	18,000	7,000
Tax Fees(3)	—	—	20,000	44,000	20,000	44,000
All Other Fees	—	—	—	—	—	—
	$166,000	$147,000	$42,000	$77,000	$208,000	$224,000

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

(2)          Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in “Audit Fees.”  In 2005 and 2004, this category included fees relating to registration statement filings. In 2005, it also included fees related to our Canadian subsidiary.

(3)          Tax Fees consist of fees for professional services rendered for assistance with federal, state and international tax compliance and tax planning.

Pre-Approval Policies and Procedures

The engagements of GT and EY to render the above audit and tax services were approved by our Audit Committee prior to the engagements. All work relating to the audit of our financial statements for the year ended December 28, 2005 was performed by full-time employees of GT. Pursuant to the Audit Committee Charter, the Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which shall be approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

Part IV

Item 15
Exhibits and Financial Statement Schedules

Financial Statements

The Financial Statement Index is on Page F-1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.

Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended February 3, 2006(1)
3.2	Bylaws of the Company as amended through August 25, 2003(2)
4.1	Common Stock Certificate(1)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(3)
4.3	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.2
4.4	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V L.P. in the amount of $4,590,600.17(4)
4.5	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V Interfund L.P. in the amount of $79,399.53(4)
10.1**	Company’s Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002(2)
10.2	Company’s Amended and Restated 1998 Stock Incentive Plan, as amended through October 15, 2002(2)
10.3**	Company’s 2004 Equity Incentive Plan as amended and restated effective June 10, 2005*
10.4**	Company’s 2004 Non Employee Director’s Stock Option Plan(5)
10.5**	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(6)
10.6**	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(6)
10.7**	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(6)
10.8**	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(6)
10.9**	Employment Agreement effective October 28, 2005 between the Company and Martin Batt*
10.10**

Form of waiver agreement signed by Patricia A. Pilia, Gordon Link and Kai P. Larson on September 10, 2003 and by Leonard P. Shaykin on September 12, 2003 (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)(2)

10.11

Form of Director and Officer Indemnification Agreement signed by the Company and each of Martin M. Batt, George Gould, Esq., Arthur Hull Hayes, Jr., M.D., Kai Larson, Gordon H. Link, Jr., Patricia A. Pilia, Ph.D., The Honorable Richard N. Perle, Robert E. Pollack, Ph.D., and Leonard P. Shaykin on the dates set forth on the Schedule previously filed and incorporated herein by reference, which Schedule is amended to include the Director and Officer Indemnification Agreement signed by Stephen Carter, M.D. on March 7, 2004 and Elliot Maza on December 14, 2004(7)

10.12**	Form of Stock Option Agreement for certain options granted under the Company’s 2004 Equity Incentive Plan(8)

10.13**	Form of Stock Option Agreement for options granted under the Company’s 2004 Non-Employee Directors’ Stock Option Plan(8)
10.14	Settlement Agreement and Mutual General Release dated February 18, 2005 between the Company, on one hand, and TL Ventures V L.P. and TL Ventures Interfund L.P., on the other hand(4)
10.15**	Salaries and Bonuses of Named Executive Officers(9)
10.16**	Compensation of Directors(9)
21.1	List of Subsidiaries(10)
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Ernst & Young LLP*
24.1	Power of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

             *       Filed herewith

      **       A management compensation plan

          #       This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference

   (1)  Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 0-24320)

   (2)  Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24320)

   (3)  Incorporated herein by reference to the Registration Statement on Form 8-A12G/A of the Company, filed with the Commission on October 23, 2001 (File No. 0-24320)

   (4)  Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2004 (File No. 0-24320)

(5)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004 (File No. 0-24320)

   (6)  Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

   (7)  Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed on August 8, 2003 (File No. 0-24320)

   (8)  Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2004 (File No. 0-24320)

   (9)  Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending March 30, 2005 (File No. 0-24320)

(10) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.

By:	/s/ LEONARD P. SHAYKIN	February 22, 2006
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LEONARD P. SHAYKIN	Chairman of the Board of Directors,	February 22, 2006
Leonard P. Shaykin	Chief Executive Officer
(Principal Executive Officer)

*	Executive Vice President,	February 22, 2006
Patricia A. Pilia, Ph.D.	Director

/s/ GORDON LINK	Senior Vice President,	February 22, 2006
Gordon Link	Chief Financial Officer
(Principal Financial Officer)

/s/ BRUCE W. FIEDLER	Vice President, Corporate Controller	February 22, 2006
Bruce W. Fiedler	(Principal Accounting Officer)

*	Director	February 22, 2006
Stephen K. Carter, M.D.

*	Director	February 22, 2006
George M. Gould

*	Director	February 22, 2006
Arthur H. Hayes, Jr., M.D.

*	Director	February 22, 2006
Elliot M. Maza

*	Director	February 22, 2006
The Honorable Richard N. Perle

*	Director	February 22, 2006
Robert E. Pollack, Ph.D.

*By	/s/ GORDON LINK
Gordon Link
pursuant to power of attorney

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Financial Statements
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
   of Tapestry Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Tapestry Pharmaceuticals, Inc. (the Company) (a Delaware Corporation) maintained effective internal control over financial reporting as of December 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tapestry Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Tapestry Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 28, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Tapestry Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tapestry Pharmaceuticals, Inc. as of December 28, 2005 and December 29, 2004, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the each of the two years in the period ended December 28, 2005 and our report dated February 9, 2006 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph as to the uncertainty of the Company’s ability to continue as a going concern.

Grant Thornton LLP

Denver, Colorado
February 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
   of Tapestry Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Tapestry Pharmaceuticals, Inc. (a Delaware corporation) and subsidiaries as of December 28, 2005 and December 29, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tapestry Pharmaceuticals, Inc. and subsidiaries as of December 28, 2005 and December 29, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no revenue and has incurred a net loss of $17,538,000 during the year ended December 28, 2005, and, as of that date, the Company has an accumulated deficit of $107,262,000 and existing cash and short-term investments on hand of $14,086,000. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tapestry Pharmaceuticals, Inc.’s internal control over financial reporting as of December 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 9, 2006 expressed unqualified opinions.

Grant Thornton LLP

Denver, Colorado
February 9, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tapestry Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Tapestry Pharmaceuticals, Inc. (formerly NaPro BioTherapeutics, Inc.) and Subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion..

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tapestry Pharmaceuticals, Inc. (formerly NaPro BioTherapeutics, Inc.) and Subsidiaries for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Denver, Colorado
February 27, 2004

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 28, 2005 and December 29, 2004
(In thousands, except share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$534	$1,713
Short-term investments	13,552	29,378
Prepaid expense and other current assets	646	538
Assets held for sale, net	—	112
Total current assets	14,732	31,741
Property, plant and equipment, net	608	676
Long-term investments	—	4,631
Investment in ChromaDex, Inc.	451	1,414
Other assets	683	831
Total assets	$16,474	$39,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,024	$3,119
Accrued payroll and payroll taxes	1,241	2,017
Notes payable—current portion, net	840	3,132
Total current liabilities	3,105	8,268
Notes payable—long term, net	2,483	3,245
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 3,480,704 issued and outstanding in 2005; and 3,343,540 shares issued and outstanding in 2004	26	25
Additional paid-in capital	118,278	117,580
Deferred compensation	(114)	—
Accumulated deficit	(107,262)	(89,724)
Accumulated other comprehensive loss	(42)	(101)
Total stockholders’ equity	10,886	27,780
Total liabilities and stockholders’ equity	$16,474	$39,293

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 28, 2005, December 29, 2004, December 31, 2003
(In thousands, except per share data)

	2005	2004	2003
Operating expenses:
Research and development	$10,630	$13,504	$6,485
General and administrative	5,628	7,794	8,616
Operating loss	16,258	21,298	15,101
Other income (expense):
Interest and other income	731	694	110
Interest and other expense	(557)	(947)	(865)
Impairment charges	(1,067)	—	—
Net loss from continuing operations before taxes	(17,151)	(21,551)	(15,856)
Provision for income taxes	(29)	(4)	—
Net loss from continuing operations	(17,180)	(21,555)	(15,856)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	(358)	(2,619)	53,984
Net income (loss)	$(17,538)	$(24,174)	$38,128
Income (loss) per share, basic and diluted:
Continuing operations	$(5.04)	$(6.58)	$(5.15)
Discontinued operations	$(0.11)	$(0.80)	$17.53
Net income (loss)	$(5.15)	$(7.38)	$12.38
Basic and diluted weighted average shares outstanding	3,408	3,274	3,080

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Years Ended December 28, 2005, December 29, 2004, and December 31, 2003
(In thousands, except share data)

	Number of Common Shares Issued	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2002	2,996,429	$23	$110,632	$—	$(103,678)	$—	$(181)	$6,796
Contribution of 75,000 shares of common stock at $5.80 per share to ESOP	75,000	1	434	—	—	—		435
Issuance of common stock for in-licensing of genomics technology	10,000	—	188	—	—	—	—	188
Issuance of common stock for payment of services	4,506	—	45	—	—	—	—	45
Issuance of stock options in exchange for consulting services	—	—	77	—	—	—	—	77
Issuance of common stock for compensation	9,018	—	87	—	—	—	—	87
Modification of employee stock option terms	—	—	55	—	—	—	—	55
Tax provision relating to utilization of net operating losses created by stock option exercises	—	—	183	—	—	—	—	183
Exercise of stock options and warrants	442	—	4	—	—	—	—	4
Net income	—	—	—	—	38,128	—	—	38,128
Balance at December 31, 2003	3,095,395	24	111,705	—	(65,550)	—	(181)	45,998
Issuance of common stock in connection with private placement, net of issuance costs	200,000	1	4,836	—	—	—	—	4,837
Contributions of 33,564 shares, including 5,431 from treasury, to the ESOP	28,133	—	610	—	—	—	181	791
Issuance of common stock for in-licensing of genomics technology	10,000	—	91	—	—	—	—	91
Issuance of common stock for payment of interest expense	6,143	—	161	—	—	—	—	161
Compensation expense related to options issued to consultants	—	—	141	—	—	—	—	141
Exercise of stock options and warrants	3,869	—	36	—	—	—	—	36
Comprehensive income (loss)
Unrealized loss on investments	—	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(24,174)	—	—	(24,174)
Comprehensive loss								(24,275)
Balance at December 29, 2004	3,343,540	25	117,580	—	(89,724)	(101)	—	27,780
Contributions of 75,000 shares of common stock at $5.60 per share to the ESOP	75,000	1	419	—	—	—	—	420
Issuance of common stock for in-licensing of genomics technology	10,000	—	30	—	—	—	—	30
Compensation expense related to options issued to consultants	—	—	50	—	—	—	—	50
Issuance of common stock for payment of services	4,730	—	17	—	—	—	—	17
Issuance of restricted stock for compensation	42,075	—	151	(151)	—	—	—	—
Amortization of restricted stock grant	—	—	—	37	—	—	—	37
Exercise of stock options and warrants	5,359	—	31	—	—	—	—	31
Comprehensive income (loss)
Unrealized loss on investments	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	(17,538)	—	—	(17,538)
Comprehensive loss								(17,479)
Balance at December 28, 2005	3,480,704	$26	$118,278	$(114)	$(107,262)	$(42)	$—	$10,886

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 28, 2005, December 29, 2004, and December 31, 2003
(In thousands, except share information)

	2005	2004	2003
Operating activities:
Net income (loss)	$(17,538)	$(24,174)	$38,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	263	475	2,840
Amortization of debt issue cost & debt discount	579	630	672
Amortization of license fee income	—	—	(1,027)
Amortization of investment premium	240	257	—
License fees paid with common stock	30	8	16
Retirement contributions paid with common stock	420	791	435
Compensation paid with common stock and options	105	141	264
Interest expense paid with common stock	—	30	—
Loss on disposal of assets	38	—	—
Gain on sale of the paclitaxel business	—	—	(54,553)
Gain on sale of investments	(27)	—	—
Impairment of other assets	1,067	—	—
Asset writedowns associated with discontinued operations	—	1,440	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,495	5,625
Inventory	—	—	5,901
Prepaid expense and other assets	(64)	247	382
Accounts payable and accrued liabilities	(2,095)	(87)	190
Accrued payroll and payroll taxes	(776)	(589)	1,461
Net cash provided by (used in) operating activities	(17,758)	(19,336)	334
Investing activities:
Additions to plant and equipment	(240)	(161)	(1,602)
Proceeds from the sale of genomics assets	104	—	—
Proceeds from the sale of the paclitaxel business	—	—	66,143
Proceeds from the sale of assets	15	—	—
Purchases of investments	(26,179)	(79,429)	(46,501)
Proceeds from sale of investments	46,481	93,563	2,000
Investment in ChromaDex, Inc.	—	—	(468)
Acquisition of assets from Pangene Corporation	—	—	(400)
Net cash provided by used in investing activities	20,181	13,973	19,172
Financing activities:
Proceeds from notes payable	—	—	487
Payments of notes payable	(3,633)	(78)	(20,478)
Proceeds from sale of common stock and the exercise of common stock options and warrants, net of issuance cost	31	4,873	4
Net cash provided by (used in) financing activities	(3,602)	4,795	(19,987)
Net decrease in cash and cash equivalents	(1,179)	(568)	(481)
Cash and cash equivalents at beginning of year	1,713	2,281	2,762
Cash and cash equivalents at end of year	$534	$1,713	$2,281
Supplemental schedule of non-cash investing and financing activities:
Issuance of 42,075 shares of common stock for compensation	$114	$—	$—
Issuance of 6,143 shares of common stock for payment of accrued interest	—	131	—
Issuance of 10,000 shares of common stock per year for prepayment of license fee	—	83	172
Transfer of fixed assets for investment in ChromaDex, Inc.	—	—	946
Settlement of convertible debentures by issuance of note payable, net of discount	3,375	—	—
Plantation cost harvested to inventory	—	—	719

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 28, 2005, December 29, 2004, and December 31, 2003
(In thousands, except share information)

	December 28,	December 29,	December 31,
	2005	2004	2003
Cash paid for interest	$137,000	$168,000	$1,576,000
Cash paid for income taxes	—	$650,000	—

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Tapestry Pharmaceuticals, Inc. together with its subsidiaries (referred to herein as “Tapestry” or the “Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. It is also actively engaged in evaluating the in-licensing or purchasing of new therapeutic agents and/or related technologies. The Company’s evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies. Acquisitions of new products or technologies may involve the purchase or licensing of such products or technologies, or the acquisition of, or merger with, other companies.

On December 12, 2003, Tapestry sold its paclitaxel business to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical Co.)  (“Mayne Pharma”), a subsidiary of Mayne Group Limited, for $71.7 million in cash, minus an inventory adjustment of $4.6 million (see Note 2). Except for the sale of the paclitaxel business, the Company has incurred net losses since inception and may incur additional losses for the foreseeable future. Nearly all of Tapestry’s product sales have been from the paclitaxel business. Tapestry was incorporated as a Washington corporation in 1991, and reincorporated as a Delaware corporation in 1993.

Liquidity

The Company has no revenue and has incurred a loss of approximately $17.5 million in 2005 and has an accumulated deficit of $107.3 million as of December 28, 2005. The Company’s capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant. As of December 28, 2005, the Company had cash and short-term investments totaling $14.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In July 2005, management instituted a cost reduction program that included a reduction in labor and fringe costs. As of December 28, 2005, the Company had a working capital balance of $11.6 million compared to a working capital balance of $23.5 million at December 29, 2004. Through December 28, 2005, the Company has funded its capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of $8.0 million, net debt of $3.3 million, and with the sale of the paclitaxel business resulting in gross proceeds of $71.7 million.

On February 2, 2006, the Company entered into a Purchase Agreement (referred to herein as “Purchase Agreement”) with a number of Investors (referred to herein as “Investors”) that provides for the sale of common stock and warrants to purchase common stock for gross proceeds of $25.5 million not including any proceeds from exercise of the warrant. The Purchase Agreement is expected to close in April 2006 subject to stockholder approval and other customary closing conditions. In the event that the proposed financing does not close, and without implementing further cost reductions, raising additional capital from other sources or obtaining substantial cash inflows from potential partners for our product candidates, we anticipate that our existing capital resources will not enable us to continue operations for the next twelve months. Should we be unable to raise the needed capital, we may be required to discontinue, shutdown or cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reverse Stock Split

The Company implemented a 1-for-10 reverse stock split of its common stock effective for trading on February 6, 2006. All share and per share amounts for all periods presented have been restated to reflect this reverse stock split. See “Note 16 Subsequent Events” for further information on the reverse stock split.

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

Cash, Cash Equivalents and Investments

Cash and cash equivalents includes all highly liquid investments with maturities of 90 days or less when purchased. The carrying amounts of cash and cash equivalents approximate their fair values. Short-term investments consist of investment grade commercial paper with maturity dates between 90 days and one year. Long-term investments consist of investment grade commercial paper with maturities greater than one year. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. The Company’s investments are classified as available-for-sale, and are reported at fair value on the balance sheet date. Interest income is recognized when earned. The unrealized gains and losses are reported as a component of accumulated other comprehensive loss. The Company’s investment in ChromaDex, Inc. is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See “Note 12, Investment in ChromaDex, Inc.,” for further information on ChromaDex.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and notes are carried at cost, which approximates fair value. The convertible debentures are carried at fair market value.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and intangible assets are periodically monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. See Note 4 and 12.

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

At December 28, 2005 and December 29, 2004, the Company had no intangible assets with net book value. At December 31, 2003 intangible assets had a net book value of $1.3 million net of accumulated amortization of $122,000. Amortization expense was $0, $93,000, and $122,000 for the years ended December 28, 2005, December 29, 2004, and December 31, 2003, respectively. In connection with the preparation of its financial statements for 2004, the Company determined that its intangible assets relating to acquired patents used in the Genomics division were impaired and recorded an impairment loss of $1.1 million. See Note 2.

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. Tapestry estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003, respectively: risk-free interest rate ranges of 3.58% to 4.27%, 2.51% to 3.81%, and 1.98% to 3.35%; no expected dividend; volatility factor of 1.132 to 1.233, 1.028 to 1.270, and 1.187 to 1.228, and generally an estimated expected life range of three to six years.

For purposes of pro forma disclosures, the Company amortizes to expense the estimated fair value of the options over the options’ vesting period. Tapestry’s pro forma information is as follows (in thousands, except per share amounts):

	2005	2004	2003
Net income (loss) as reported	$(17,538)	$(24,174)	$38,128
Add: Compensation expense in net income (loss)	50	141	77
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,954)	(3,947)	(3,957)
Pro forma net income (loss)	$(20,442)	$(27,980)	$34,248
Basic and diluted income (loss) per share—as reported	$(5.15)	$(7.38)	$12.38
Pro forma basic and diluted income (loss) per share	$(6.00)	$(8.55)	$11.12

Tapestry accounts for options issued to consultants using the provisions of SFAS 123. Expense recognized in 2005, 2004, and 2003 was $50,000, $141,000, and $77,000, respectively.

Revenue Recognition

With the sale of the paclitaxel business, the Company does not anticipate having any significant product sales or license fee income for the foreseeable future. Revenue associated with the paclitaxel business is included in discontinued operations.

Domestic and Foreign Sales, Operations and Significant Customers

All sales related to discontinued operations, see Note 2.

Research and Development

Research and development costs are expensed as they are incurred.

Patent Cost

All costs incurred in obtaining, prosecuting and enforcing patents are expensed as they are incurred.

Net Income (Loss) Per Share

Basic earnings per share is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that have an antidilutive effect are excluded from diluted earnings per share. Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from stock options, warrants and convertible securities have been excluded from the computation of diluted earnings per share due to net losses from continuing operations in 2005, 2004, and 2003 as their effect is antidilutive.

Securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share because to do so would be antidilutive, amounted to 724,802, 831,696, and 736,361 shares at December 28, 2005, December 29, 2004, and December 31, 2003, respectively.

Comprehensive Income

Under Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income (loss) and its components as part of the financial statements. The Company has displayed its comprehensive income (loss) as part of the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss. Other comprehensive loss for 2005 includes net unrealized losses on available-for-sale securities that are excluded from net loss. The activity of other comprehensive income (loss) was as follows (in thousands):

	December 28,	December 29,	December 31,
	2005	2004	2003
Net income (loss), as reported	$(17,538)	$(24,174)	$38,128
Unrealized gain (loss) on available-for-sale securities	179	(101)	—
Reclassification adjustment for losses incl in net loss	(120)	—	—
Comprehensive net income (loss)	$(17,479)	$(24,275)	$38,128

Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when determining useful lives for depreciation and amortization, assessing the need for impairment charges, accounting for income taxes, and various others items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation as SFAS No. 123(R), Share Based Compensation. This statement replaces SFAS No. 123, amends SFAS No. 95, Statement of Cash Flows, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, adjusted for expected forfeitures. Additionally, SFAS No. 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123(R) will be effective for the first interim or annual period beginning after December 15, 2005, therefore, the Company will be adopting SFAS No. 123(R) commencing with the quarter ended Mach 29, 2006. The Company will be adopting the provisions of SFAS No. 123(R) using a modified prospective application. If we had included the cost of employee stock option compensation in our financial statements, our net loss for the fiscal years ended December 28, 2005 and December 29, 2004 would have increased by $2,954,000 and $3,947,000, respectively, and our net income would have decreased by $3,957,000 for the fiscal year ended December 31, 2003. Accordingly, the adoption of SFAS 123(R) is expected to have a material effect on our financial statements.

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

Note 2. Discontinued Operations

Closure of the Genomics Division

On November 16, 2004, the Company decided to discontinue research on its genomics programs, other than the Huntington’s Disease program, and to seek a buyer of these programs. The Huntington’s Disease program was terminated in January 2006.

As a result of the decision to close the Genomics division, the Company recorded a charge of $1.7 million primarily relating to an impairment of intangible assets acquired in connection with the December 2002 acquisition of the genomics business of Pangene Corporation ($1.1 million), a charge for fixed assets likely to be disposed of at less than their book value ($150,000), severance costs ($250,000), and lease termination costs ($200,000). Additional expenses related to the exit of the Genomics division have charged to discontinued operations as incurred in 2005 ($358,000).

In December 2003, the Company made a decision to sell its gene isolation and service business, which was acquired in December 2002 and was accounted for as a discontinued operation. Net operating loss related to this business totaled $492,000 during 2003 and is included in discontinued operations.

Assets held for sale, at December 28, 2005 and December 29, 2004, which relate to the discontinued operations of the Genomics business were as follows (in thousands):

	2005	2004
Property, plant and equipment, net	$—	$112
Other assets	—	—
Assets held for sale, net	$—	$112

Net losses related to the Genomics division that are included in discontinued operations totaled $358,000, $5.7 million and $6.6 million in 2005, 2004 and 2003, respectively. No material revenue was previously recognized in this division.

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

	2005	2004	2003
Product sales	$—	$—	$25,532
Net income	$—	$3,088	$6,442

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

In connection with the sale of the paclitaxel business in 2003, Tapestry’s Board of Directors granted a total of 125,000 stock options to officers of the Company and certain consultants under the 1994 Stock Option Plan at an exercise price of $15.50 per share. Consultants received a total of 9,000 of these stock options. The options vest no later than September 2, 2008. The options may vest earlier if the Company’s closing stock price, on a rolling 20-day average, exceeds $15.50. If the rolling 20-day average closing stock price exceeds $15.50 by 30%, then 16.67% of the options vest. Likewise, if the 20-day rolling average closing stock price exceeds $15.50 by 60%, 90%, 120% and 200%, then in each case an additional 16.67% of the options vest. The Company accounted for this transaction in accordance with APB 25 for employees and in accordance with SFAS 123 for consultants (see Note 8).

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

Note 3. Property, Plant and Equipment

In connection with the closure of the Genomics division in December 2004, fixed assets with a net book value of $150,000 were determined to be impaired. In connection with the sale of the paclitaxel business, property, plant and equipment with a net book value at December 12, 2003 of $7.8 million was sold to Mayne Pharma (see Note 2). With the sale of the paclitaxel business in 2003, land was classified as other assets. See Note 4.

Property and equipment consists of the following (in thousands):

	December 28, 2005	December 29, 2004
Furniture, fixtures and office equipment	$545	$678
Laboratory equipment	652	589
Leasehold improvements	56	38
Construction in progress	21	22
	1,274	1,327
Less accumulated depreciation and amortization	(666)	(651)
Property, plant and equipment, net	$608	$676

Note 4. Other Assets

Deposits as of December 28, 2005 and December 29, 2004 primarily consist of rent deposits for our three facilities. In 2005, a portion of our deposit at our New York office was returned per the terms of our lease. Land, valued at $718,000, had previously been purchased and held for expansion of the Company’s paclitaxel manufacturing facilities. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment of Long-Lived Assets, the Company recognized an impairment charge on the carrying value of its land of $104,000 to revalue it to an estimated fair market value of $614,000.

Other assets consist of the following (in thousands):

	December 28, 2005	December 29, 2004
Deposits	$69	$106
Notes receivable	—	7
Land	614	718
Other assets	$683	$831

Note 5. Notes Payable

Notes payable as of December 28, 2005 and December 29, 2004 consists of the note agreement resulting from the February 18, 2005 settlement of litigation with TL Ventures (see Note 6). Current and long-term portions of notes payable, excluding the discount on the TL Ventures note and debt issuance costs, are as follows (in thousands):

	2005	2004
Notes payable	$4,120	$7,763
Less current portion	(1,320)	(3,636)
Notes payable—long term	$2,800	$4,127

The unamortized discount and debt issuance costs on the TL Ventures note were $797,000 and $0 at December 28, 2005 and $1,295,000 and $91,000 at December 29, 2004. The discount reduces the current portion of the note by $480,000 and the long-term portion by $317,000. Notes payable have the following minimum future payments (in thousands):

2006	$1,320
2007	1,800
2008	1,000
Total	$4,120

Note 6. Convertible Debentures

In February 2002, the Company sold privately $8.0 million principal of five-year, 4% debentures convertible into common stock at $150 per share to TL Ventures V, L.P. and one of its affiliated funds. The net proceeds were $7.8 million. As part of this transaction, Tapestry recorded a discount attributable to the fair value of the conversion feature of the convertible debentures in the amount of $3.1 million, which was to be amortized over the term of the debentures. The Company filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debentures and common stock issuable in lieu of cash interest on the debentures. The Company could pay the debenture interest in cash or common stock at its option. In 2002, the Company paid the interest in stock. In 2003, the Company paid the interest in cash, and in 2004 made payments in both stock and cash.

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

On February 18, 2005, the Company entered into an agreement with TL Ventures providing for a complete settlement of the litigation, a mutual release of claims and the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery of the debentures to the Company for cancellation. The notes do not bear interest, are not convertible and are payable in monthly installments $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008. Accrued interest of approximately $134,000 was included in the cash payment made with the closing. The Company recorded a discount on the note attributable to the fair value of interest in the amount of $1,295,000 and the discount was allocated between the current and long-term portions of the note. An interest rate of 18.0% was used to impute the discount. The Company recorded the obligation resulting from the settlement on its balance sheet as of December 29, 2004 (see Note 5). No gain or loss was recognized in connection with the settlement.

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

The Rights trade with common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 20% or more of common stock. In certain events after the Rights become exercisable they will entitle each holder, other than the acquirer, to purchase, at the Rights’ then current exercise price, a number of shares of common stock having market value of twice the Right’s exercise price or a number of the acquiring company’s common shares having a market value at the time of twice the Rights’ exercise price. For example, in the event of an acquisition of greater than 20% of the Company’s stock without approval of its Board of Directors, the Company’s stockholders (other than the 20% acquirer) would have the right to purchase $120 worth of stock for $60. A stockholder would have one such right for each share of stock held at the time the rights become exercisable.

The Company may amend the Rights, except in certain limited respects, or redeem the Rights at $0.01 per Right, in each case at any time prior to the Rights becoming exercisable. The Rights will expire on November 8, 2006.

Private Placements

In February 2002, the Company sold privately $8.0 million of common stock issued at $90 per share to TL Ventures V, L.P. and one of its affiliated funds. The net proceeds were $7.8 million. See Note 6 for information concerning the convertible debentures that were acquired by TL Ventures at the same time as this placement transaction closed.

On March 26, 2004, the Company sold 200,000 shares of common stock at $26.00 per share to two investors. Advisory fees and legal fees were paid in connection with the transaction. The net proceeds from the transaction were $4.9 million.

During 2005, 2004 and 2003, the Company issued 10,000 shares per year in connection with a 20-year gene editing technology license. The shares were valued at $3.00 per share, $9.10 per share and $18.80 per share, respectively, which were the closing market prices on the dates of the issuance. In December 2005, the Company terminated this technology license agreement. The license requires the Company to provide for research and patent funding commitments and payments in common stock. See “Note 13, Technology License,” for additional information.

Nasdaq Delisting Notice

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On February 25, 2005, we received notice from the Nasdaq Stock Market, Inc. that the minimum bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days and that our common stock was, therefore, subject to delisting from the Nasdaq Capital Market. At August 24, 2005, since we did meet the Nasdaq Capital Market initial listing criteria (other than the minimum bid price requirement), we received a second and final grace period from Nasdaq ending February 21, 2006. We implemented a one-for-ten reverse split of our common stock effective for trading on February 6, 2006, complied with the minimum bid price requirement for a minimum of 10 consecutive business days prior to February 21, 2006, and as of February 21, 2006, the last sale price of our common stock on the Nasdaq Capital Market was $3.11 per share.

Restricted Stock

In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 42,075 shares of restricted stock of the Company’s common stock under its equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. The stock component of the program includes 19,842 shares to vest on September 6, 2006 and 22,223 additional shares to vest on September 6, 2007, contingent upon participants being employed by the Company on those dates. The total value of the common stock component of the program is $151,000 based on the value of the underlying common stock at the date of grant. During 2005, $37,000 of expense related to the program was recognized. The remaining expense associated with the program will be recognized over the vesting period, through September 2007.

Stock Options

As of December 28, 2005, the Company had reserved 1,113,723 shares of common stock for issuance of common stock options; 724,802 of which are associated with issued and outstanding options. The remaining 216,397 are available to be issued.

Note 8. Common Stock Options and Warrants

The following summarizes warrant activity:

	Warrants	Exercise Price	Expiration Dates
Outstanding at December 31, 2002	11,100	18.80 - 87.50	2003
Expirations	(11,100)	18.80 - 87.50	2003
Outstanding at December 31, 2003, December 29, 2004 and December 28, 2005	—	$—

Non-plan Stock Options

In January 1994, the Company granted to four outside directors options to purchase 2,700 shares of common stock that were immediately exercisable and expired in January 2004. In September 1997, the Company granted to its employees options to purchase 2,007, shares of common stock, which vested over a two year period and that expire in September 2007. As of December 28, 2005, options to purchase 50 shares remained outstanding.

The 1993 Stock Option Plan

During 1993, the Board of Directors adopted the NaPro BioTherapeutics, Inc. 1993 Stock Option Plan (the “Plan”), to provide stock options to employees and other individuals as determined by the Board of Directors. The Plan provided for option grants designated as either nonqualified or incentive stock options. The Plan provided for the issuance of up to 14,666 shares of common stock. The term of the Plan was ten years, which expired in September 2003, and the maximum option exercise period was no more than ten years from the date of grant. The term of options for 66 or more shares was eight years, and the term of options for fewer than 66 shares was five years. Options for 66 shares or more vest 25% after each anniversary date of the grant, and options for fewer than 66 shares vest 50% after each anniversary date of the grant. The exercise price for stock options issued under the Plan was equal to the fair market value of the Company’s common stock on the date of grant.

1994 Long-Term Performance Incentive Plan

The Company has a 1994 Long-Term Performance Incentive Plan (the “1994 Plan”) which was approved by stockholders in July 1994. The 1994 Plan initially authorized 37,500 shares for issuance. Stockholders subsequently approved increases in the number of authorized shares. There are currently 660,000 shares authorized for issuance under the 1994 Plan. The 1994 Plan provides for granting to employees and other key individuals who perform services for the Company the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1994 Plan. In April 2004, in accordance with the terms of the 1994 Plan, the Company’s Board of Directors extended the termination date of the 1994 Plan for an additional five years through July 2009 for the purpose of granting awards thereunder, other than incentive stock options, and suspended provisions relating to the granting of options to non-employee directors.

The 1998 Stock Incentive Plan

In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (formerly known as the “1998 Stock Option Plan”) (the “1998 Plan”) to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 1998 Plan provides for option grants designated as nonqualified stock options or incentive stock options. Originally, 12,500 shares were authorized for issuance under the 1998 Plan. The Board of Directors approved increases in the number of authorized shares in amendments to the 1998 Plan made through 2002. There are currently 192,500 shares authorized for issuance under the 1998 Plan. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are Tapestry officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, (unless granted to officers not previously employed by Tapestry, as an inducement essential to such officers entering into employment contracts with the Company) or to Tapestry directors. Options granted under the 1998 Plan typically vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. The exercise price for stock options issued under the 1998 Plan is equal to the fair market value of the Company’s common stock on the date of grant.

2004 Equity Incentive Plan

In 2004, shareholders adopted the 2004 Equity Incentive Plan (the “2004 EIP Plan”) to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 2004 EIP Plan provides for option grants designated as nonqualified stock options or incentive stock options. The 2004 EIP Plan authorized 200,000 shares for issuance thereunder. The 2004 Equity Incentive Plan was amended effective June 2005 to increase the number of shares to 400,000. Under the terms of the 2004 EIP Plan, stock options cannot be granted to Tapestry non-employee directors. Options granted under the 2004 EIP Plan are subject to vesting, and expire ten years from the date of grant. Vesting is determined at the time of the grant, which is typically four years. The exercise price for stock options issued under the 2004 EIP Plan is equal to the fair market value of the Company’s common stock on the date of grant.

2004 Non-Employee Directors’ Stock Option Plan

In 2004, shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) to provide for automatic and discretionary grants of stock options to members of the Company’s Board of Directors who are not employees of the Company. Options granted under the 2004 Directors’ Plan are intended to be nonstatutory stock options that do not qualify as incentive stock options. The 2004 Directors’ Plan authorizes 40,000 shares of common stock for issuance. Options granted automatically under the 2004 Directors’ Plan vest after the first anniversary date of the grant, and expire ten years from the date of grant. Options may also be granted under the 2004 Director’s Plan at the discretion of the Board on such terms as the Board determines, subject to limitations of the 2004 Director’s Plan. The exercise price for stock options issued under the 2004 Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Each person who is not an employee and (i) who is elected or re-elected as a director by the stockholders at any annual meeting of stockholders, (ii) who continues as a director following an annual meeting of stockholders at which such director is not subject to re-election or (iii) is appointed as a director in accordance with Company bylaws following an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a non-qualified option to purchase 1,000 shares of common stock. The 2004 Directors’ Plan also provides for annual automatic grants of options to purchase 1,000 shares to the chairs of the Board of Directors’ Audit, Compensation, Nominating and Corporate Governance, and Research and Development committees. The 2004 Directors’ Plan provides for an automatic grant of non-qualified stock options to purchase 750 shares of common stock to members of the Research and Development committee upon their initial appointment to the committee, and an automatic grant of non-qualified stock options to purchase 300 shares of common stock to a Research and Development committee member who continues to serve on the committee after an annual meeting of stockholders. Non-employee directors may also be granted options to purchase shares of common stock at the discretion of the Board of Directors. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to a vesting schedule.

The following summarizes stock option activity and balances:

	Non-Plan	1993 Plan	1994 Plan	1998 Plan	2004 EIP Plan	2004 Directors’ Plan	Total
Authorized	21,223	14,666	660,000	192,500	200,000	40,000	1,113,723
Less:
Exercised	19,508	13,323	43,962	18,354	—	—	81,825
Expired	1,625	1,343	2,202	—	—	—	3,825
Stock grants	40	—	17,495	41,739	16,250	11,350	86,874
Issued and unexercised	50	—	517,541	92,562	99,300	15,350	724,802
Available to be issued	—	—	78,800	39,845	84,450	13,300	216,397

	Stock Options	Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2002	553,746	$7.20 - $121.00	51.70
Granted	165,100	3.10 - 21.50	15.00
Forfeited	(19,959)	10.00 - 121.00	53.30
Exercised	(442)	10.00	10.00
Outstanding at December 31, 2003	698,445	3.10 - 117.50	42.60
Granted	166,305	9.30 - 28.00	13.10
Forfeited	(33,172)	3.60 - 92.50	31.40
Exercised	(3,868)	4.80 - 20.00	9.30
Outstanding at December 29, 2004	827,710	3.10 - 117.50	37.30
Granted	47,060	2.90 - 12.20	6.30
Forfeited	(144,534)	3.20 - 117.50	31.50
Exercised	(5,434)	3.20 - 10.00	5.90
Outstanding at December 28, 2005	724,802	$2.90 - $112.50	$36.70

The weighted-average fair value of options granted during 2005, 2004, and 2003 was $5.30, $10.50, and $13.00, respectively.

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.90 - $ 15.40	175,969	7.41	$9.30	73,630	$9.60
$15.50 - $ 19.50	169,969	5.76	$16.50	107,925	$17.00
$19.80 - $ 30.90	133,672	4.65	$23.90	118,246	$24.00
$32.50 - $ 65.00	40,627	5.21	$55.10	39,252	$55.30
$66.10 - $ 78.80	114,454	5.03	$71.30	74,457	$74.10
$80.00 - $117.50	90,111	5.46	$95.10	25,024	$94.10
$ 2.90 - $117.50	724,802	5.77	$36.70	438,534	$35.20

Note 9. Retirement Plans

The Company sponsors a defined contribution retirement plan (the “401(k) Plan”) for all eligible employees that allows participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the 401(k) Plan on behalf of the participants in the form of cash or in shares of common stock. No discretionary contributions were made by the Company to the 401(k) Plan in 2005, 2004 or 2003. In June 2004, Tapestry common stock held in the 401(k) Plan was transferred to the Employee Stock Ownership Plan (“ESOP”).

The Company adopted an ESOP for its employees, in accordance with the Internal Revenue Code. Under this plan, employees over the age of 17 are eligible to participate on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12-continuous-month period. Participants make no contributions to the ESOP. The Company contributes common stock to the ESOP that is allocated to all eligible employees based on their allowable pay. These contributions vest 25% each year starting with the employees second year of employment. For 2005, 2004 and 2003 the Company contributed 75,000, 33,564 and 75,000, shares to the ESOP and recorded compensation expense of $420,000, $791,000 and $435,000, respectively. The Company’s 2004 contribution included 5,431 shares of treasury stock. All shares held by the ESOP are treated as outstanding in computing earnings per share.

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

Note 10. Income Taxes

As of December 28, 2005, the Company had the following net operating loss carryforwards and research and development credits to offset future taxable income in the U.S. (in thousands):

	Net	Research and
	Operating	Development
Expiring December 31,	Losses	Credits
2007	$—	$52
2008	—	54
2009	—	38
2010	—	15
2011	—	49
2012	10,825	140
2018	—	205
2019	8,445	230
2020	15,899	340
2021	19,781	449
2022	8,714	565
2023	—	390
2024	21,075	910
2025	16,018	426
	$100,757	$3,863

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the utilization of the Company’s net operating loss and tax credit carryforwards, and may be triggered by the sales of securities by Tapestry. The Company has had a study prepared analyzing the losses through December 31, 2003 and it is Management’s belief that there will be no limitation on the use of our net operating losses or research and development credits due to the potential limitations under Section 382 through that period; however, under the terms of the proposed financing described in “Note 16 Subsequent Events,” it is likely that a limit on the utilization of the Company’s net operating loss and tax credit carryforwards would be triggered upon the completion of the proposed financing.

Of the $100,757,448 of net operating losses listed above, $3,535,000 resulted from the exercise of stock options and, as a result, the tax effect of utilizing that portion of the net operating losses would be credited directly to stockholder’s equity.

Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	2005	2004
Deferred tax assets:
Tax net operating loss carryforward	$37,784	$32,278
Research and development credits	3,863	2,559
Depreciation	29	(63)
Alternative minimum tax credit carryforward	467	467
Other	935	116
Total deferred tax assets	43,078	35,357
Valuation allowance	(43,078)	(35,357)
Net deferred tax assets	$—	$—

Variations from the federal statutory rate are as follows:

	2005	2004	2003
Federal statutory income tax rate	35.00%	35.00%	35.00%
Effect of permanent differences	(1.98)	0.03	0.06
State income tax rate net of federal benefit	3.25	3.08	3.07
Effect of foreign operations	(1.47)	(2.58)	(3.58)
Valuation allowance	(34.95)	(35.55)	(34.55)
Effective income tax rate for continuing operations	(0.15)%	(0.02)%	0.00%

Note 11. Restructuring Costs

Restructuring costs include the costs associated with actions taken by the Company in response to changes in the Company’s business. These charges consist of costs that were incurred to exit an activity or cancel an existing contractual obligation, including the closure of facilities and employee termination related charges.

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

Associated with the restructuring of the Company’s operations, the Company recognized charges during 2003, 2004 and 2005 as follows:

During 2003, the Company incurred severance costs of $483,000 associated with the termination of the employment of three executive officers and $158,000 resulting from the involuntary termination of 11 employees in manufacturing, 4 employees in research and development and 5 employees in general and administrative positions.

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

During the third quarter of 2005, the Company incurred severance costs of $299,000 associated with the elimination of 2 general and administrative executives, 5 other general and administrative employees and 15 research and development positions (including one consultant).

The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of December 28, 2005, December 29, 2004 and December 31, 2003 (in thousands):

	Employee Severance and Termination Costs	Facility Closure Costs	Total Restructuring Charges
Accrual balance December 31, 2002	$—	$—	$—
First quarter 2003 restructuring charge	389	404	793
Second quarter 2003 restructuring charge	26	370	396
Third quarter 2003 restructuring charge	17	430	447
Fourth quarter 2003 restructuring charge	209	240	449
Total restructuring charges December 31, 2003	641	1,444	2,085
Payments in 2003	(488)	(1,444)	(1,932)
Accrual balance December 31, 2003	153	—	153
Fourth quarter 2004 restructuring charge	253	203	456
Total restructuring charges December 29, 2004	253	203	456
Payments in 2004	(200)	—	(200)
Accrual balance December 29, 2004	206	203	409
Total restructuring charges December 28, 2005	299	—	299
Payments in 2005	(468)	(203)	(671)
Accrual balance December 28, 2005	$37	$—	$37

Note 12. Investment in ChromaDex, Inc.

In April 2003, the Company sold its Technical and Analytical Services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex. In exchange for the common stock received, the Company sold property and equipment valued at approximately $1.0 million, as well as provided rents and other subsidies of $468,000, which included a payment of $300,000 in cash at the closing. ChromaDex assumed the lease for Tapestry’s research facility in Boulder, Colorado as part of this transaction. The Company subleases a portion of this space from ChromaDex. ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries. See “Note 15. Related Party Transactions.”

The Company accounts for its investment in ChromaDex under the cost method for equity investments. Accordingly, the Company performs periodic valuation analyses on the carrying value of this investment. In the quarter ended September 29, 2005, the Company recognized an impairment charge related to this asset of $963,000, thereby revaluing it from $1.4 million to $451,000. This charge was based on new financial information made available by ChromaDex at that time. The Company has performed a subsequent valuation analysis for the quarter ended December 28, 2005 and believes that the current valuation of $451,000 is fair value.

Note 13. Technology License

In December of 2005, we terminated our technology license agreement with the University of Delaware and Thomas Jefferson University, relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provided for research and patent funding commitments and payments in common stock. As of December 28, 2005, the Company has issued 45,750 shares of common stock under the license to the

University of Delaware, 7,125 shares to Thomas Jefferson University and 7,125 shares to The Samuel Roberts Noble Foundation, Inc., each of which had an ownership interest in the licensed intellectual property.

Note 14. Commitments and Contingencies

Operating Leases

The Company has executed noncancellable operating lease agreements for office, research and production facilities, and equipment. As of December 28, 2005, future minimum lease payments under noncancellable operating lease agreements are as follows (in thousands):

2006	$303
2007	141
2008	11
2009	1
Total	$456

Tapestry has renewal clauses in some of these leases that range from one to ten years. Rent expense for the years ended December 28, 2005, December 29, 2004, and December 31, 2003 was $574,000, $953,000, and $1,737,000, respectively.

Legal Proceedings

The Company is currently in arbitration through the American Arbitration Association with the licensor of certain patents and patent applications relating to pharmaceutical formulations containing Vitamin E TPGS. The Company licensed these patent applications in 1998. The inventor/licensor claims that the Company has failed in its obligation to develop the licensed technology and is demanding return of the patents. The Company denies this claim, and in addition alleges that the inventor/licensor committed fraud in inducing the Company to enter into the license agreement. The Company is seeking as yet unspecified damages against the inventor/licensor. The Company does not believe that this arbitration will have any material adverse effect upon the Company.

Note 15. Related Party Transactions

The Company paid ChromaDex (see Note 12) $313,000, $379,000 and $142,000 during 2005, 2004 and 2003, respectively, for support services and the Company’s share of rent, utilities, supplies and maintenance costs in connection with its sublease of ChromaDex’s research facility. The Company had accounts payable balances to ChromaDex of $31,000, $23,000 and $89,000, at December 28, 2005, December 29, 2004 and December 31, 2003, respectively.

One of Tapestry’s directors, Arthur H. Hayes, Jr., M.D., has provided certain consulting services to the Company. The Company had a consulting agreement with MediScience Associates (the “MediScience Agreement”) whereby Dr. Hayes, who is President and Chief Operating Officer of MediScience, provided us with consulting services in a variety of areas, including clinical research planning, strategic positioning and regulatory guidance. The Company terminated this consulting agreement during the second quarter of 2005. Dr. Hayes was paid $25,000 and $50,000 under this agreement during 2005 and 2004, respectively.

Note 16. Subsequent Events

Reverse Split

On February 3, 2006, the Company filed an amendment to its Restated Certificate of Incorporation effecting a one for ten reverse stock split of all issued and outstanding shares of the Company’s common stock (the “Reverse Split”), effective as of 5:01 p.m. Eastern Time on February 3, 2006 (the “Effective Time”).

The Company’s common stock began trading on the Nasdaq Capital Market on a reverse split basis as of the opening of trading on February 6, 2006. For a period of 20 trading days, shares of the Company’s common stock will trade under the ticker symbol “TPPHD.”  After 20 trading days, trading will resume under the ticker “TPPH.”  The Reverse Split reduced, as of the Effective Time, the Company’s total number of outstanding shares of common stock from approximately 34,857,500 shares to approximately 3,485,750 shares, subject to adjustment for fractional shares. The Reverse Split did not change the number of authorized shares of the Company’s common stock and fractional shares were not issued as a result of the Reverse Split.

All share and per share amounts for all periods presented have been restated to reflect this reverse stock split.

Financing

On February 2, 2006, the Company entered into a Purchase Agreement with certain investors that provides for the sale of common stock and warrants to purchase common stock to the Investors for gross proceeds to the Company of $25.5 million. Pursuant to the terms of the Purchase Agreement, the Company will issue to the Investors, subject to the approval of the Company’s stockholders, (i) an aggregate of 12,750,000 shares of the Company’s common stock at a purchase price per share equal to $2.00 (after giving effect to the Reverse Split), and (ii) warrants to purchase an aggregate of 12,750,000 shares of the Company’s common stock (subject to adjustment in accordance with the terms thereof) at an exercise price of $2.40 per share (subject to certain anti-dilution protections set forth therein) (the “Warrants”). The issuance of the shares of the Company’s common stock and the Warrants and the other actions contemplated by the Purchase Agreement are collectively referred to herein as the “Transaction.”

The Transaction is subject to stockholder approval and other customary closing conditions. The Purchase Agreement provides that, following the closing, one of the investors, Special Situations Fund III, L.P. (“SSF”) will have the right to designate two members for election to the Company’s Board of Directors, so long as SSF and/or one or more of its affiliates continues to beneficially own at least 25% of the number of shares of common stock and shares of common stock underlying the Warrants acquired by it under the Purchase Agreement. Upon such designation, the Company would be obligated to use its commercially reasonable efforts to cause the designated directors to be elected to the Company’s Board of Directors.

Pursuant to the Purchase Agreement, the Company will be required to use the net proceeds from the Transaction solely to fund the development of the Company’s TPI 287 compound in accordance with a budget for calendar years 2006 and 2007 to be adopted by the board of directors of the Company prior to the closing. Any amendment or variance with respect to such aspect of the budget will require the prior written approval of a majority of the independent members of the Board of Directors.

Pursuant to the Purchase Agreement, from and after the closing, each Investor that owns at least 50% of the shares of common stock acquired by it under the Purchase Agreement would have preemptive subscription rights in respect of any future issuance by the Company of its equity securities, subject to certain exceptions. If the Company decided to issue any equity securities not subject to such exceptions, then it would be required to provide notice to such Investors and offer to sell a pro rata amount of such securities to such Investors, on the same terms it proposes to sell such securities to other parties, based on each Investor’s pro rata ownership of the Company’s outstanding common stock acquired under the Purchase Agreement or upon exercise of the Warrant held by such Investor.

The Company will issue to the investors for no additional consideration, warrants to purchase an aggregate of 522,815 shares of common stock (subject to adjustment as set forth therein) (the “Alternative Warrants”). The Alternative Warrants become exercisable only if one of the events specified in the following clauses (i) through (iv) (each a “Trigger Event”) occurs: (i) the stockholders of the Company fail to approve the Transaction, (ii) the Company terminates its obligations to effect the closing pursuant to the terms of the Purchase Agreement and the Company has received an alternative investment proposal prior to such time which has not been withdrawn, (iii) the Company enters into an agreement governing the consummation of an alternative investment with any person other than the Investors prior to the termination of the Purchase Agreement in accordance with the terms of the Purchase Agreement or (iv) the stockholders’ meeting shall not have occurred prior to May 2, 2006 and the Company shall have breached its obligations under the Purchase Agreement with respect thereto. In the event that a Trigger Event has not occurred prior to or in connection with the termination of the Purchase Agreement (in whole or with respect to any particular Investor) or the closing shall occur, then all outstanding Alternative Warrants held by all Investors or, in the case of a termination with respect to a particular Investor, that Investor, shall terminate and be of no further force and effect. The Alternative Warrants in the aggregate will represent the right to acquire shares of common stock representing 15% of the Company’s issued and outstanding shares of common stock determined as of February 2, 2006. The Alternative Warrants will be immediately exercisable following the occurrence of a Trigger Event, have a per share exercise price equal to $0.01 (subject to adjustment as set forth in such warrants) and will remain exercisable for five years following the closing.

The Warrants to be issued at the closing will be immediately exercisable when issued, will have an exercise price per share of $2.40 and will remain exercisable for five years following the closing. One-half of such Warrants will be exercisable on a cashless basis. The Company has agreed to enter into a Registration Rights Agreement with the Investors at closing, pursuant to which the Company would be required to file with the Securities and Exchange Commission a registration statement for the resale of the shares of common stock and the shares of common stock underlying the Warrants within thirty days following the closing. The Company also will enter into a substantially similar registration rights agreement with the Investors at the time of the issuance of the Alternative Warrants requiring the Company to file a registration statement for the resale of the shares of common stock issuable upon exercise of the Alternative Warrants.

In order to induce the Investors to enter into the Purchase Agreement, certain officers and directors of the Company have entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which they have agreed, among other things, to refrain from engaging in trading activity in the Company’s common stock until the earliest to occur of (i) the first date following termination of the Purchase Agreement, (ii) 90 days after the effective date of a registration statement filed in accordance with the Registration Rights Agreement or (iii) with respect to any such officer or director, the first date following termination of such individual’s employment by or directorship with the Company that is six months following the last opposite-way transaction that occurred prior to such termination of employment or directorship.

The foregoing is a summary of the terms of the Transaction. For additional details refer to the Purchase Agreement, the form of Registration Rights Agreement, the form of Warrant and Alternative Warrant and the Lock-Up Agreement. The Purchase Agreement, the form of Registration Rights Agreement, the form of Warrant and Alternative Warrant and the Lock-Up Agreement are included as exhibits to the Company’s periodic reports filed with the SEC.

Note 17. Quarterly Data (unaudited)
(In thousands, except per share amounts)

On November 16, 2004, the Company decided to discontinue research on its genomics programs, except for the Huntington’s Disease program. Costs related to the discontinued genomics programs are included in discontinued operations. On December 12, 2003, the Company sold its generic paclitaxel business. Also in December 2003, the Company discontinued its gene isolation and service business. As a result, the gene isolation and service business is included in discontinued operations in the Consolidated Statements of Operations (see Note 2). There were no material product sales during 2004.

Years Ended	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Net loss from continuing operations	$(4,383)	$(4,287)	$(5,498)	$(3,012)	$(17,180)
Loss from discontinued operations	(181)	(127)	(43)	(7)	(358)
Net loss	(4,564)	(4,414)	(5,541)	(3,019)	(17,538)
Basic and diluted net loss per share	(1.36)	(1.29)	(1.62)	(0.87)	(5.15)
2004
Net loss from continuing operations	$(3,980)	$(5,280)	$(6,957)	$(5,338)	$(21,555)
Income (loss) from discontinued operations	(995)	(1,107)	2,179	(2,696)	(2,619)
Net loss	(4,975)	(6,387)	(4,778)	(8,034)	(24,174)
Basic and diluted net loss per share	(1.60)	(1.92)	(1.43)	(2.41)	(7.38)

INDEX TO EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended February 3,2006(1)
3.2	Bylaws of the Company as amended through August 25, 2003(2)
4.1	Common Stock Certificate(1)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(3)
4.3	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.2
4.4.	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V L.P. in the amount of $4,590,600.17(4)
4.5	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V Interfund L.P. in the amount of $79,399.53(4)
10.1**	Company’s Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002(2)
10.2	Company’s Amended and Restated 1998 Stock Incentive Plan, as amended through October 15, 2002(2)
10.3**	Company’s 2004 Equity Incentive Plan as amended and restated effective June 10, 2005*
10.4**	Company’s 2004 Non Employee Director’s Stock Option Plan(5)
10.5**	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(6)
10.6**	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(6)
10.7**	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(6)
10.8**	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(6)
10.9**	Employment Agreement effective October 28, 2005 between the Company and Martin Batt*
10.10**

Form of waiver agreement signed by Patricia A. Pilia, Gordon Link and Kai P. Larson on September 10, 2003 and by Leonard P. Shaykin on September 12, 2003 (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)(2)

10.11

Form of Director and Officer Indemnification Agreement signed by the Company and each of Martin M. Batt, George Gould, Esq., Arthur Hull Hayes, Jr., M.D., Kai Larson, Gordon H. Link, Jr., Patricia A. Pilia, Ph.D., The Honorable Richard N. Perle, Robert E. Pollack, Ph.D., and Leonard P. Shaykin on the dates set forth on the Schedule previously filed and incorporated herein by reference, which Schedule is amended to include the Director and Officer Indemnification Agreement signed by Stephen Carter, M.D. on March 7, 2004 and Elliot Maza on December 14, 2004(7)

10.12**	Form of Stock Option Agreement for certain options granted under the Company’s 2004 Equity Incentive Plan(8)
10.13**	Form of Stock Option Agreement for options granted under the Company’s 2004 Non-Employee Directors’ Stock Option Plan(8)
10.14	Settlement Agreement and Mutual General Release dated February 18, 2005 between the Company, on one hand, and TL Ventures V L.P. and TL Ventures Interfund L.P., on the other hand(4)
10.15**	Salaries and Bonuses of Directors(9)
10.16**	Compensation of Directors(9)
21.1	List of Subsidiaries(10)
23.1	Consent of Grant Thornton LLP*
23.2	Consent of Ernst & Young LLP*
24.1	Power of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

             *  Filed herewith

      **  A management compensation plan

          #  This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference

   (1)       Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 6, 2006 (File No. 0-24320)

   (2)       Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24320)

   (3)       Incorporated herein by reference to the Registration Statement on Form 8-A12G/A of the Company, filed with the Commission on October 23, 2001 (File No. 0-24320)

   (4)       Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 29, 2004 (File No. 0-24320)

(5)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004 (File No. 0-24320)

   (6)       Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

   (7)       Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, filed on August 8, 2003 (File No. 0-24320)

   (8)       Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2004 (File No. 0-24320)

   (9)       Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2005 (File No. 0-24320)

(10) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)