Form 10-K/A
period 2005-12-28
TAPESTRY PHARMACEUTICALS, INC
filed 2006-03-31
CIK 891504

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

As of February 22, 2006, the registrant had 3,485,672 shares of Common Stock outstanding. The registrant implemented a one-for-ten reverse split of its common stock effective for trading on February 6, 2006. All share and per share amounts for all periods presented have been restated to reflect this reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 28, 2005 corrects the number of shares outstanding as of February 22, 2006 on the cover page and amends Item 1A to correct certain numbers under the risk factor “If closed, our proposed financing and the related grants and repricing of stock options under expanded equity incentive plans will result in substantial dilution of the percentage ownership of our stockholders,” Item 11 to correct numbers in the table under “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” Item 12 to correct numbers in the table under “Security Ownership by Certain Persons,” Item 13 to add two paragraphs under that item and Item 15 to reflect the attachment of an exhibit.

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

In addition, our Board of Directors has adopted and we intend to submit to our stockholders for approval a new equity incentive plan that will provide for an initial reservation of 6,577,106 shares of common stock, for which options on 3,259,480 shares have been initially granted thereunder, contingent upon stockholders approval. The shares available for issuance under the equity incentive plan may be increased by up to 1,600,000 shares of common stock based upon the number of shares of common stock we issue during the three year period after the closing of the proposed financing. We also intend to submit to stockholders proposals for approval of an amendment to our bylaws and the approval under our existing stock option plans to permit the repricing of 633,238 of our currently outstanding stock options.

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

	Shares		Number of Securities		Value of Unexercised
	Acquired	Value	Underlying Unexercised		in-the-Money Options
	on	Realized	Options at Year End(#)		at Year End($)
Name	Exercise(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Leonard P. Shaykin	—	—	74,587	47,913	$—	$—
Martin M. Batt	—	—	7,625	13,874	—	—
Patricia A. Pilia	—	—	100,468	29,999	—	—
Gordon Link	—	—	35,835	36,164	—	—
Kai P. Larson	—	—	13,418	29,999	—	—

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

Name of Director, Officer or Beneficial Owner(1)	Number of Shares of Common Stock		Percent of Class
Leonard P. Shaykin	159,398	(2)	4.57%
Stephen K. Carter, M.D.	3,050	(3)	*
George M. Gould	4,000	(4)	*
Arthur H. Hayes, Jr.	11,000	(5)	*
Elliot M. Maza	2,000	(6)	*
The Honorable Richard N. Perle	13,300	(7)	*
Patricia A. Pilia	219,783	(8)	6.31%
Robert E. Pollack	10,260	(9)	*
Martin M. Batt	19,917	(10)	*
Kai P. Larson	27,442	(11)	*
Gordon Link	56,846	(12)	1.63%
All Directors and Executive Officers as a Group (12 persons)	389,753	(13)	11.18%
Mayne Pharma (USA) Inc.	200,000	(14)	5.74%

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

   (8)       Includes 100,468 shares of common stock issuable upon exercise of 1994 Plan options; 23,539 shares of common stock beneficially owned through our ESOP plan as of February 6, 2006; and 5,335 shares of common stock gifted by Dr. Pilia to relatives and certain other persons, which Dr. Pilia may be deemed to beneficially own by virtue of holding powers of attorney to vote and take certain other actions with respect to such shares. Dr. Pilia disclaims beneficial ownership of the gifted shares of common stock over which Dr. Pilia holds powers of attorney.

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

(13)   Includes an aggregate of 218,092 shares of common stock issuable upon exercise of outstanding stock options held by such persons.

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

Patricia Pilia, Ph.D. holds an option entitling her to purchase up to 10% of the outstanding stock of Regulus Pharmaceutical Consulting (“Regulus”), a firm that provides regulatory consulting services to the Company.  The option is subject to certain vesting requirements.  In compensation for consulting services provided to the Company, the Company paid Regulus $162,364 during 2005 and $182,043 during 2004.  Dr. Pilia has also made a loan to Regulus and has guaranteed a loan to Regulus made by a bank.

The Company has entered into indemnification agreements with all members of the Board of Directors and with certain officers.  Such agreements provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

Part IV

Item 15
Exhibits and Financial Statement Schedules

Financial Statements

The Financial Statement Index is on Page F-1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.

Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended February 3, 2006(1)
3.2	Bylaws of the Company as amended through August 25, 2003(2)
4.1	Common Stock Certificate(1)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(3)
4.3	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.2
4.4	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V L.P. in the amount of $4,590,600.17(4)
4.5	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V Interfund L.P. in the amount of $79,399.53(4)
10.1**	Company’s Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002(2)
10.2	Company’s Amended and Restated 1998 Stock Incentive Plan, as amended through October 15, 2002(2)
10.3**	Company’s 2004 Equity Incentive Plan as amended and restated effective June 10, 2005(11)
10.4**	Company’s 2004 Non Employee Director’s Stock Option Plan(5)
10.5**	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(6)

10.6**	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(6)
10.7**	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(6)
10.8**	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(6)
10.9**	Employment Agreement effective October 28, 2005 between the Company and Martin Batt(11)
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

10.12**	Form of Stock Option Agreement for certain options granted under the Company’s 2004 Equity Incentive Plan(8)
10.13**	Form of Stock Option Agreement for options granted under the Company’s 2004 Non-Employee Directors’ Stock Option Plan(8)
10.14	Settlement Agreement and Mutual General Release dated February 18, 2005 between the Company, on one hand, and TL Ventures V L.P. and TL Ventures Interfund L.P., on the other hand(4)
10.15**	Salaries and Bonuses of Named Executive Officers*
10.16**	Compensation of Directors(9)
21.1	List of Subsidiaries(10)
23.1	Consent of Grant Thornton LLP(11)
23.2	Consent of Ernst & Young LLP(11)
24.1	Power of Attorney(11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(11)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(11)

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

(8)   Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2004 (File No. 0-24320)

(9)   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending March 30, 2005 (File No. 0-24320)

(10) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

(11) Previously included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 28, 2005 (File No. 0-24320) filed on February 23, 2006

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.

By:	/s/ GORDON LINK	March 31, 2006
Gordon Link
Senior Vice President,
Chief Financial Officer

INDEX TO EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended February 3,2006(1)
3.2	Bylaws of the Company as amended through August 25, 2003(2)
4.1	Common Stock Certificate(1)
4.2	Amended and Restated Rights Agreement dated September 25, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent(3)
4.3	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.2
4.4.	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V L.P. in the amount of $4,590,600.17(4)
4.5	Promissory Note dated February 18, 2005 payable by the Company to TL Ventures V Interfund L.P. in the amount of $79,399.53(4)
10.1**	Company’s Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002(2)
10.2	Company’s Amended and Restated 1998 Stock Incentive Plan, as amended through October 15, 2002(2)
10.3**	Company’s 2004 Equity Incentive Plan as amended and restated effective June 10, 2005(11)
10.4**	Company’s 2004 Non Employee Director’s Stock Option Plan(5)
10.5**	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(6)
10.6**	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(6)
10.7**	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(6)
10.8**	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(6)
10.9**	Employment Agreement effective October 28, 2005 between the Company and Martin Batt(11)
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

10.12**	Form of Stock Option Agreement for certain options granted under the Company’s 2004 Equity Incentive Plan(8)
10.13**	Form of Stock Option Agreement for options granted under the Company’s 2004 Non-Employee Directors’ Stock Option Plan(8)
10.14	Settlement Agreement and Mutual General Release dated February 18, 2005 between the Company, on one hand, and TL Ventures V L.P. and TL Ventures Interfund L.P., on the other hand(4)
10.15**	Salaries and Bonuses of Named Executive Officers*
10.16**	Compensation of Directors(9)
21.1	List of Subsidiaries(10)
23.1	Consent of Grant Thornton LLP(11)
23.2	Consent of Ernst & Young LLP(11)
24.1	Power of Attorney(11)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(11)
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(11)

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

   (8)       Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2004 (File No. 0-24320)

   (9)       Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2005 (File No. 0-24320)

(10) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

(11)   Previously included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 28, 2005 (File No. 0-24320) filed on February 23, 2006