Form 10-Q
period 2006-03-29
TAPESTRY PHARMACEUTICALS, INC
filed 2006-05-11
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):   Large accelerated filer ☐ Accelerated Filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of May 5, 2006, the registrant had 16,231,918 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Table of Contents

Part I	Financial Information

	Item 1	Unaudited Financial Statements

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures about Market Risk

	Item 4	Controls and Procedures

Part II	Other Information

	Item 1	Legal Proceedings

	Item 1A	Risk Factors

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3	Defaults upon Senior Securities

	Item 4	Submission of Matters to a Vote of Security Holders

	Item 5	Other Information

	Item 6	Exhibits

Signatures

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 29, 2006	December 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$395	$534
Short-term investments	10,250	13,552
Prepaid expense and other current assets	927	646
Total current assets	11,572	14,732

Property, plant and equipment, net	550	608
Investment in ChromaDex, Inc.	451	451
Other assets	682	683
Total assets	$13,255	$16,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,284	$1,024
Accrued payroll and payroll taxes	1,781	1,241
Notes payable — current portion, net	989	840
Total current liabilities	4,054	3,105

Notes payable — long term, net	2,131	2,483

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 3,485,433 and 3,840,704 shares issued and outstanding at March 29, 2006 and December 28, 2005, respectively (See Note 13)	26	26
Additional paid-in capital	118,787	118,278
Deferred compensation	(81)	(114)
Accumulated deficit	(111,653)	(107,262)
Accumulated other comprehensive loss	—	(42)
Treasury stock, 2,440 shares at cost at March 29, 2006	(9)	—
Total stockholders’ equity	7,070	10,886
Total liabilities and stockholders’ equity	$13,255	$16,474

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

(Unaudited)

	Quarter Ended
	March 29, 2006	March 30, 2005

Operating expenses:
Research and development	$2,814	$2,789
General and administrative	1,457	1,597
Operating loss	4,271	4,386

Other income (expense):
Interest and other income	141	170
Interest and other expense	(173)	(167)
Net loss from continuing operations	(4,303)	(4,383)

Discontinued operations:
Loss from discontinued operations	(88)	(181)

Net loss	$(4,391)	$(4,564)

Basic and diluted loss per share from continuing operations	$(1.23)	$(1.31)
Basic and diluted loss per share from discontinued operations	$(0.03)	$(0.05)
Basic and diluted loss per share	$(1.26)	$(1.36)

Basic and diluted weighted average shares outstanding	3,485	3,346

Operating expenses include stock based compensation expense of $477,000 and $26,000 for the three months ended March 29, 2006 and March 30, 2005, respectively.  Included in loss from discontinued operations is $86,000 and $4 of stock based compensation for the three months ended March 29, 2006 and March 30, 2005, respectively.  There was no stock based compensation expense related to employee stock options under SFAS 123(R) in the first quarter of 2005 because the Company had not adopted the recognition provisions of SFAS 123(R) at that time.  See Note 13 to the Consolidated Financial Statements for additional information.

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	March 29, 2006	March 30, 2005
Operating activities:
Net loss	$(4,391)	$(4,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	69
Amortization of debt issue cost	—	92
Amortization of debt discount	136	70
Amortization of investment premium	6	88
Compensation paid with common stock and options	605	30
(Gain)/loss on sale of investments	38	—
Changes in operating assets and liabilities:
Prepaid expense and other assets	(281)	(47)
Accounts payable and accrued liabilities	188	(1,176)
Accrued payroll and payroll taxes	540	(1,035)
Net cash used in operating activities	(3,102)	(6,473)

Investing activities:
Additions to property and equipment	—	(63)
Purchases of investment	(5,450)	(6,400)
Proceeds from sale of investments	8,750	14,975
Net cash provided by investing activities	3,300	8,512

Financing activities:
Payments of notes payable	(337)	(3,158)
Proceeds from the exercise of common stock options	—	31
Net cash used in financing activities	(337)	(3,127)
Net decrease in cash and cash equivalents	(139)	(1,088)
Cash and cash equivalents at beginning of period	534	1,713
Cash and cash equivalents at end of period	$395	$625

Supplemental disclosure of cash flow information:

Interest paid	$—	$135

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

March 29, 2006

(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments necessary to present fairly the financial position of Tapestry Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”) at March 29, 2006 and December 28, 2005, the results of its operations for the three month periods ended March 29, 2006 and March 30, 2005, and cash flows for the three month periods ended March 29, 2006 and March 30, 2005.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2005, filed with the Securities and Exchange Commission on February 23, 2006 as well as Form 10-K/A filed on March 31, 2006.

LIQUIDITY – The Company has no revenue and has incurred a loss of approximately $4.4 million for the three month period ended March 29, 2006 and a loss of approximately $17.5 million for the year ended December 28, 2005 and has an accumulated deficit of $111.7 million as of March 29, 2006.  The Company’s capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant.

As of December 28, 2005, the Company had cash and short-term investments totaling approximately $14.1 million.  These factors, as of December 28, 2005, raised substantial doubt, which has since been dealt with, as discussed below, about the Company’s ability to continue as a going concern.  As a result of these concerns the audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 28, 2005 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company has taken a number of actions to reduce its monthly cash requirements, including, among other things, reductions in workforce and related facilities and payroll costs, reductions in the growth of executive compensation, reductions in facility costs, reductions in the number of active programs in development, reductions in capital expenditures and reductions in charges from outside service providers. After implementing these and other cost savings measures and further determining that the Company’s lead pharmaceutical program warranted expanded clinical development, the Company determined that it should seek the additional capital necessary to fund its ongoing operations related to its lead pharmaceutical program.

On April 6, 2006, the Company sold an aggregate of 12,750,000 shares of its common stock, and related warrants to purchase up to an aggregate of 12,750,000 shares of its common stock for gross proceeds of $25.5 million not including any proceeds from the exercise of the warrants (or approximately $24 million net of transaction fees and expenses).  As part of the financing, the Company agreed to a covenant that the net proceeds from the transaction be used solely to fund the development of its leading product candidate, TPI 287, in accordance with an approved budget for fiscal years 2006 and 2007.  The Company may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of the Company’s common stock exceeding $4.80 for 20 consecutive trading days.  Up to half of the warrants may be exercised on a cashless or net exercise basis.  There can be no assurance, however, that the Company will receive funds from the exercise of warrants.  See Note 13 for further discussion.

Following closing the above transaction, as of April 6, 2006 the Company had cash and short-term investments of approximately $34.6 million and working capital of approximately $31.5 million.  The Company believes it has sufficient capital to fund its operations and capital expenditures for more than the next 12 months.  However, pharmaceutical development is costly, risky and time intensive activity.  To bring the Company’s various programs to completion will require the Company to raise additional capital as practicable to fund future operations and to provide additional working capital.  There can be no assurance that the Company will be able to obtain additional capital on terms that will be acceptable to the Company or on any terms.  In addition, the Company may seek to acquire new product or technologies through in-

licensing, purchase or merger.  The cost and related capital expenditures of acquiring and developing such resources may be significant, and the Company may not be able to obtain capital for the development of these products or technologies.

ESTIMATES AND ASSUMPTIONS - The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates are used when determining useful lives for depreciation and amortization, assessing the need for impairment charges, accounting for income taxes, estimating the value of employee stock options, and various others items.  The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.

SHARE BASED COMPENSATION- As of March 29, 2006, the Company had four equity incentive plans (the “Plans”), the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan and the 2004 Non-Employee Director’s Stock Option Plan.  As further discussed in Note 13, on April 4, 2006 the shareholders approved the 2006 Equity Incentive Plan.

On December 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006.  Under the provisions of APB 25 and its related interpretations, no compensation expense was recognized with respect to purchases of the Company’s common stock when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 29, 2005, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the three months ended March 29, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 29, 2006 was $477,000 or $.14 basic and diluted loss per share from continuing operations, and $86,000 or $.02 basic and diluted loss per share from discontinued operations.  The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows.

For the three-month period ended March 30, 2005, the Company recorded approximately $30,000 of stock compensation expense pursuant to APB 25 associated with the amortization of deferred stock compensation related to the vesting of stock options that were granted to consultants for services rendered to the Company.  The breakdown of total stock-based compensation by expense category is as follows (in thousands).

	Three Months Ended,
	March 29, 2006	March 30, 2005

Research and development	$242	$26
General and administrative	235	—
Discontinued operations	86	4
Total	$563	$30

Under the modified prospective method of transition under SFAS 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R).  Therefore, the results as of March 29, 2006 are not directly comparable to the same period in the prior year.

As required by SFAS 123(R), the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year period assuming the estimated fair value of the options granted prior to December 29, 2005 is amortized to expense over the option-vesting period as illustrated below (in thousands).

Three Months Ended March 30, 2005

Net loss, as reported	$(4,564)
Add: Stock-based employee compensation expense included in reported net loss	30

Less: Total stock-based employee compensation expense determined under fair value based methods for all options granted	(759)
Pro forma net loss	$(5,293)

Net loss per share:
Basic and diluted - as reported	$(1.36)
Basic and diluted – pro forma	$(1.58)

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.  There were no option grants during the first quarter of fiscal 2006.  The Company calculated the estimated life of stock options granted prior to fiscal 2006 based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since its initial public offering in 1994.  The risk free rate of return and the historical volatility were also based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since inception.  As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three month period ended March 29, 2006 has been reduced for estimated forfeitures.  When estimating forfeitures, the Company takes into consideration both voluntary and involuntary terminations, as well as trends of actual option forfeitures.  Prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Weighted- Average Option Life (Years)
Fiscal Year 2005	3.58% - 4.27%	0%	113.17% - 123.33%	5

The Black-Scholes option-pricing model requires the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of stock options granted.  Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

A summary of option activity under the Plans as of March 29, 2006, and changes during the three-month period then ended is presented below.

Summary Details for Plan Share Options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding Balance, December 29, 2005	724,802	$36.70	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(26,798)	$20.10	—	—
Outstanding Balance, March 29, 2006	698,004	$37.17	5.07	$2,684

Exercisable shares as of March 29, 2006	425,581	$34.76	3.92	$1,150

A summary of the status of the Company unvested shares as of March 29, 2006, and changes during the three-month period then ended is presented below.

Unvested Shares Issued Under the Plan

	Unvested Shares	Weighted- Average Grant-Date Fair Value
Unvested Balance, December 29, 2005	286,268	$32.15
Granted	—	—
Vested	(7,219)	8.34
Forfeited	(6,626)	12.09
Unvested Balance, March 29, 2006	272,423	33.19

As of March 29, 2006, there was $1.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans.  Prior to the grant modifications outlined in Note 13, this expense would have been expected to be recognized over a weighted-average period of 4 years.

As described in Note 13, modifications have been made to the options outstanding at March 29, 2006 and options on a substantial number of additional shares have been granted.  As a result of these modifications and new options granted, the amount of future expense recognized and the period over which it will be recognized will make the stock-based compensation expense in future quarters not directly comparable to that recorded in the first quarter of 2006.  In addition, in the second quarter of fiscal 2006, the Company will record a non-cash fixed period charge related to the modified vested options.

RECENT ACCOUNTING PRONOUNCEMENTS - On June 9, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued.  The adoption of SFAS No. 154 did not have a material impact on the Company’s financial results.

Note 2.  Reverse Stock Split and Nasdaq Listing

The Company implemented a one-for-ten reverse split of its common stock effective for trading on February 6, 2006, and all share and per share amounts for all periods presented have been restated to reflect this reverse stock split.   The Company’s common stock is listed on the Nasdaq Capital Market.  In order to maintain that listing, the Company must satisfy minimum financial and other requirements.  On February 25, 2005, we received notice from the Nasdaq Stock Market, Inc. (the “Nasdaq”) that the minimum bid price of the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days and such common stock was, therefore, subject to delisting from the Nasdaq Capital Market.  As a result of the one-for-ten reverse split, the minimum bid price of our common stock increased and on February 24, 2006 the Company received notice from the Nasdaq that the Company regained compliance with the minimum bid price requirement.

Note 3.  Discontinued Operations

In December 2003, the Company made a decision to sell its gene isolation and service business, which was acquired in December 2002.  As a result of this decision, the Company shut down a majority of the operations as well as sold a majority of the assets related to this business.

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

Net losses related to the Genomics Division that are included in discontinued operations totaled $88,000 and $181,000 for the quarters ended March 29, 2006 and March 30, 2005, respectively.  No material revenue has been recognized in this division.  There were no assets held for sale, at March 29, 2006 and December 28, 2005, which relate to the discontinued operations of the genomics business.

Note 4.  Investments

Short-term investments consisted of investment grade commercial paper due within one year.  The Company’s investments in auction rate securities are recorded at cost, which approximates fair market value.  In accordance with ARB 43, Restatement and Revision of Accounting Research Bulletins, despite the long-term nature of their stated contractual maturities, the Company has the ability and intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short-term.  All investments are classified as available-for-sale and are recorded at market value.  Unrealized gains and losses are reflected in other comprehensive net loss.

Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Quarter Ended
	March 29, 2006	March 30, 2005
Net loss, as reported	$(4,391)	$(4,564)
Unrealized gain (loss) on available-for-sale securities	42	(14)
Comprehensive net loss	$(4,349)	$(4,578)

Note 5.  Investment in ChromaDex, Inc.

In April 2003, the Company sold its technical and analytical services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex.  ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries.  In the third quarter of fiscal 2005, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment of Long-Lived Assets, the Company recognized an impairment charge of $963,000 on the carrying value of its investment in ChromaDex to revalue it to an estimated fair value of $451,000 as a result of newly available financial information.

Note 6.  Other Long-Term Assets - Land

As part of the Company’s preparation of its interim financial statements for the quarter ending June 29, 2005, and in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment of Long-Lived Assets, the Company recognized an impairment charge on the carrying value of its land of $104,000 in the second quarter of fiscal 2005 to revalue it to an estimated fair market value of $614,000.

Note 7.  Notes Payable, Current and Long-Term

On February 18, 2005, the Company entered into an agreement with TL Ventures providing for a complete settlement of its ongoing litigation with them, a mutual release of claims, the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery for cancellation of debentures in the principal amount of $8,000,000 that had been issued by the Company.  The notes are payable in monthly installments of $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008.  The notes do not bear interest; however, an imputed interest rate of 18% was used to determine a fair carrying value of the notes.  Accrued interest of approximately $134,000 was included in the cash payment made as part of the settlement.  The Company recorded the obligation resulting from the settlement on its balance sheet as of December 29, 2004.

Note 8.  Stockholders’ Equity

In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 42,075 shares of restricted stock under the Company’s equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program.  The stock component of the program includes 19,842 shares to vest on September 6, 2006 and 22,233 additional shares to vest on September 6, 2007, contingent upon participants being employed by the Company on those dates.  The total value of the common stock component of the program is $151,000 based on the value of the underlying common stock at the date of grant.  The cash component related to the tax effects of the program amounted to $93,000 and was expensed in the third quarter.  During the first quarter of 2006, $24,000 of expense related to the program was recognized.  The remaining expense associated with the program will be recognized over the vesting period, through September 2007.

As further explained at Note 13 on April 6, 2006, the Company sold, pursuant to a Purchase Agreement dated February 2, 2006, an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock, for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $24 million, net of the placement agent fees and other expenses.

Note 9.  Equity Incentive Plans

As of March 29, 2006, the Company had four equity incentive plans, the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan and the 2004 Non-Employee Director’s Stock Option Plan.  Also as of that date, the total number of common shares authorized for issuance related to grants under these plans was 1,077,834, of which 697,954 options (excluding 50 options issued outside of the above plans) remain outstanding and 246,465 shares remain reserved for future grants.

As of April 4, 2006, options to purchase 626,568 shares of common stock, having exercise prices ranging from $4.20 to $112.50, were modified to, among other things, reduce their exercise price to $4.02 and amend the vesting provisions of certain stock options.  No further grants will be awarded under these plans.  In accordance with SFAS 123(R), in the second quarter of 2006, the Company will record a non-cash fixed period charge related to the modified vested options.   See Note 13 for further discussion.

As further discussed in Note 13, on April 4, 2006 the shareholders approved the 2006 Equity Incentive Plan.

Note 10.  Reduction in Operations

During the third quarter of 2005, the Company incurred severance costs of $299,000 associated with the elimination of 2 general and administrative executives, 5 other general and administrative employees and 15 research and development positions (including one consultant).

Note 11.  Net Income (Loss) Per Share

Basic earnings (loss) per share is measured as net income or loss divided by the weighted average outstanding common shares for the period.  Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented.    Potential common shares that have an antidilutive effect are excluded from diluted earnings per share (e.g. vested stock options that could be converted representing 400 shares at March 29, 2006 and 1,737 shares at March 30, 2005).  Net loss per common share is computed using the weighted average number of shares of common stock outstanding.  Going forward, the net loss per share will include the 12,750,000 shares of common stock sold on April 6, 2006 in the transaction described in Note 13 and will take into consideration the dilutive effects, if any, of the warrants to purchase up to 12,750,000 shares of common stock included in the same transaction.

Note 12.       Settlement Agreement

On March 22, 2006 the Company and Dr. Patricia Pilia entered into a Settlement Agreement (the “Settlement Agreement”) in connection with Dr. Pilia’s termination of employment by the Company without cause on February 23, 2006.  Dr. Pilia is a member of the Board of Directors and previously served as Executive Vice President and Secretary of the Company and was previously covered under an employment agreement.  In connection with the Settlement Agreement, the Company recorded an obligation of $646,000 for termination benefits at March 29, 2006.

Note 13.  Subsequent Events

Private Placement

On April 6, 2006, the Company sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock (the “Private Placement”), for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $24 million, net of the placement agent fees and other expenses, pursuant to a Purchase Agreement dated February 2, 2006 (the “Purchase Agreement”), by and among the Company and Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Fund III QP, L.P., Special Situations Life Sciences Fund, L.P., Special Situations Private Equity Fund, L.P., Tang Capital Partners, LP, Baker Biotech Fund II (Z), L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund III (Z), L.P., Baker Bros. Investments II, L.P., 14159, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., Investment 10, L.L.C., Fort Mason Master, L.P., Fort Mason Partners, L.P., Capital Ventures International, Merlin BioMed Long Term Appreciation, LP, Merlin BioMed Offshore Master Fund, Versant Capital Management LLC, Xmark JV Investment Partners, LLC, Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and the other parties signatory thereto.  The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share.  The Company may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of the Company’s common stock exceeding $4.80 for 20 consecutive trading days.  Up to half of the warrants may be exercised on a cashless or net exercise basis.  There can be no assurance, however, that the Company will receive funds from the exercise of warrants.

Under a letter agreement, dated October 2005, with Ferghana Securities, Inc. (“Ferghana”), the Company retained Ferghana to provide advisory services in connection with a financing transaction and to render a fairness opinion in connection with the Private Placement.  The Company paid to Ferghana an advisory fee of $400,000 in addition to monthly retainer payments and, at closing, issued a warrant to Ferghana to acquire 50,000 shares of the Company’s common stock on substantially similar terms as the warrants issued under the Purchase Agreement.  As of March 29, 2006 and December 28, 2005 the Company paid Ferghana approximately $210,000 and $200,000, respectively, which is included in prepaid expense and other current assets.  These amounts will be reclassified to additional paid in capital in the second quarter of fiscal 2006.

In addition, in connection with the Private Placement, the Company entered into a Finder’s Fee Agreement with Reedland Capital Partners (“Reedland”) under which the Company at closing of the Private Placement paid to Reedland cash compensation of 2.75% of the $25.5 million gross proceeds and issued to Reedland a warrant to acquire 100,000 shares of the Company’s common stock on substantially similar terms as the warrants issued under the Purchase Agreement.  The Company has agreed to include the shares underlying the warrants issued to Ferghana and Reedland in any registration statement filed by the Company on behalf of the Purchasers.

On May 4, 2006, the Company filed a registration statement that, when declared effective by the Securities and Exchange Commission, will register the resale of the shares sold in the Private Placement as well as the shares underlying the warrants issued in the Private Placement and the warrants issued to financial advisors and consultants in conjunction with the Private Placement.  Shares and warrants issued in conjunction with the Private Placement were not considered in calculating net loss per share as of March 29, 2006 because the closing of the Private Placement and related stock issuance did not occur until April 6, 2006.

Repricing of Stock Options

On February 8, 2006, the board of directors of the Company approved, subject to stockholder approval, the amendment of certain outstanding options to purchase shares of common stock under the Company’s existing equity incentive plans, including certain stock options granted to the Company’s directors and executive officers.  Stockholder approval of such amendment was received on April 4, 2006 and the exercise price of each such modified option was reduced to $4.02 per share as of such date.  As of February 8, 2006, stock options for approximately 696,253 shares were outstanding under all of the Company’s equity compensation plans, of which options to purchase approximately 626,568 shares of common stock, having exercise prices ranging from $4.20 to $112.50, were modified.

2006 Equity Incentive Plan and New Stock Option Grants

In January 2006, the board of directors adopted, subject to stockholder approval, the Company’s 2006 Equity Incentive Plan (the “Incentive Plan”).  The Board adopted the Incentive Plan at the same time it approved the Private Placement.  In conjunction with the adoption of the Incentive Plan, and subject to stockholder approval, the Board granted options to purchase 30,000 shares of common stock to each non-employee director of the Board totaling 180,000 shares.  In addition, subject to stockholder approval, the Compensation Committee of the Board granted options to purchase shares of common stock to employees of the Company, including its executive officers, totaling 3,079,480 shares.  Stockholder approval for the Incentive Plan and grant of the stock options thereunder was received on April 4, 2006.

The number of shares initially reserved for issuance under the Incentive Plan totals 6,577,106 and as of April 4th, 2006 outstanding options granted under the Incentive Plan is 3,259,480.  Subject to limited exceptions, the grant date for the each of these options is April 4, 2006.  The exercise price of such options is $4.02 and was established as the average of the closing sale prices of the Company’s common stock on the Nasdaq Capital Market on the fourth through eighth trading days following the Company’s announcement of the Private Placement.  Each option vests as follows: 1/6 when the 20 trading day average of the closing sale prices of the common stock equals or exceeds 130% of the exercise price of the stock option; 1/6 when such average equals or exceed 160% of the exercise price; 1/6 when such average equals or exceeds 190% of the exercise price; 1/6 when such average equals or exceeds 220% of the exercise price; 1/6 when such average equals or exceeds 250% of the exercise price; and 1/6 when such average equals or exceeds 300% of the exercise price.  All stock options vest at the latest on the fifth anniversary of the date of grant.  The awards otherwise were made in accordance with the terms and conditions of the Incentive Plan and the Form of Stock Option Agreement for grants thereunder.  After giving effect to the foregoing stock options granted by the Board and the Compensation Committee, a total of 3,317,626 shares remain available for grant under the Incentive Plan under its terms as specified above.

Below is a summary of the outstanding stock options of the Company adjusted for modifications and newly issued stock options as described above:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding Balance, March 29, 2006	698,004	$37.17	5.07	$2,684
Granted from 2006 Equity Plan	3,259,480	4.02	—	—
Reissued for modified options	626,568	4.02	—	—
Cancelled for modified options	(626,568)	37.62	—	—
Outstanding Balance, April 4, 2006	3,957,484	$4.55	9.90	—

As a result of the modifications and new options granted as discussed above, the amount of future expense recognized and the period over which it will be recognized will make the stock-based compensation expense in future quarters not directly comparable to that recorded in the first quarter.  In addition, in the second quarter of fiscal 2006, the Company will record a non-cash fixed charge related to the modified vested options.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of Tapestry Pharmaceuticals, Inc.  You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2005 contained in our 2005 Annual Report on Form 10-K and Form 10-K/A.  Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  See “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

General

Tapestry Pharmaceuticals, Inc. (“we”, “Tapestry” or “the Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer.  The Company’s primary development effort is focused on TPI 287, a novel taxane under development for the treatment of cancer.  We filed an Investigational New Drug (“IND”) application on December 21, 2004 covering TPI 287, and commenced human clinical trials with TPI 287 in the second quarter of 2005.  Other programs in development include our quassinoids, linked cytotoxics and oral formulation of TPI 287.  Currently, we cannot predict when or if any of these other programs will be advanced into clinical development.  We are also actively engaged in evaluating new therapeutic agents and/or related technologies.  Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies.  Acquisitions of new products or technologies may involve the purchase or license of such products or technologies, or the acquisition of, or merger with, other companies.

On April 6, 2006, we sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock (the “Private Placement”), for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $24 million, net of the placement agent fees and other expenses.  The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share.  We may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of our common stock exceeding $4.80 for 20 consecutive trading days.  Up to half of the warrants may be exercised on a cashless or net exercise basis.  There can be no assurance, however, that we will receive funds from the exercise of warrants.

In November 2004 we discontinued research on our genomics programs, other than the Huntington’s Disease program, and sought a buyer of these programs.  After completing reasonable efforts to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter of 2004, we determined that there were no actively interested buyers and we proceeded to affect an orderly closure of such operations, which was substantially completed by January 2005.

During the third quarter of 2005, the Company incurred severance costs of $299,000 associated with the elimination of 2 general and administrative executives, 5 other general and administrative employees and 15 research and development positions (including one consultant).

We will incur substantial research and development expense, including expense relating to clinical trials, related to the development of our proprietary anti-cancer agents.  We have incurred significant losses, including losses from continuing operations of $4.4 million for the three months ended March 29, 2006.  Our accumulated deficit was $111.7 million as of March 29, 2006.  As a result of our implementation of SFAS 123(R), our first quarter 2006 operating expenses were increased by non-cash compensation charge totaling $477,000.  These non-cash compensation charges are expected to increase significantly in the second quarter both as a result of modification of certain outstanding unvested employee stock options as well as the grant of new options under our 2006 Equity Incentive Plan approved by shareholders on April 4, 2006 (see Note 13 to the Consolidated Financial Statements for further discussion).  We anticipate that losses will continue until such time, if ever, as we are able to commercialize our product candidates and generate sufficient sales to support our development operations, including the research and development activity mentioned above.

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

Research and Development

Our current business is focused primarily on the clinical development of TPI 287, along with research and development of other proprietary therapies for the treatment of cancer.  The table below shows our research and development expense by major category, with the expense related to our Genomics Division included in discontinued operations (in thousands):

	Three months ended
	March 29, 2006	March 30, 2005

Oncology	$2,898	$2,617
Huntington’s Disease	(84)	172
Discontinued operations	88	230
	$2,902	$3,019

The following chart identifies our four therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indication(s)	Development Status
TPI 287 IV	Prostate, Non-Small Cell Lung, and Breast Cancers	Phase I
TPI 287 oral formulation	Prostate, Non-Small Cell Lung, Pancreatic, Ovarian, Breast and Colon Cancers	Preclinical Development
Quassinoids	Cancers	Preclinical Development
Linked Cytotoxics	Cancers	Preclinical Development

We terminated the Oligo Therapy program related to Huntington’s Disease in January 2006.  We also terminated the development of TPI 284, a linked cytotoxic compound, in January 2006. We are continuing limited preclinical research relating to quassinoid analogs and linked cytotoxic agents with additional potential lead compounds being tested.

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

•  Linked cytotoxics are cytotoxic agents linked to agents designed to improve therapeutic index. Currently, we cannot predict when or if any of these linked cytotoxics will be advanced into clinical development.

Certain Risks and Limitations.   The clinical development of these drugs has many risks of failure. We have included a discussion of a number of the risks and uncertainties associated with completing our product development plans under “Risk Factors”.

We continuously reassess all of our research and development efforts, including those for the therapeutic products described above. At any time, we may expand, delay, terminate or dispose of all or any portion of our research and development programs and therapeutic products or we may develop or acquire rights to new product candidates.

Results of Operations - Quarter Ended March 29, 2006 Compared to Quarter Ended March 30, 2005

Research and Development Expense.  Research and development expense from continuing operations for the first quarter of 2006 was $2.8 million, an increase of $25,000 from the first quarter of 2005.  Oncology research and development expenditures increased by $281,000 to $2.9 million in the first quarter of 2006, and Huntington’s Disease related spending decreased by $256,000 to ($84,000).  The increase in oncology expense was primarily due to an increase in salaries costs ($657,000) as well as increased clinical trial cost ($144,000), offset by a reduction in outside manufacturing costs associated with preparing active pharmaceutical ingredient and drug product material for the clinical trials of TPI 287 ($267,000) and a decrease in consulting and other outside service costs ($201,000).  The increase in compensation expense in the current quarter was mostly related to the employment agreement payout due to the termination of the Company’s Executive Vice President and Secretary, in the amount of $646,000 offset by the associated reduction in salary expense.  The decrease in expense related to the Huntington’s Disease program was a result of a reversal of laboratory fees owed to the University of Delaware as well as the reduction in work force.  Included in research and development expense is a non-cash compensation expense in the amount of $242,000 and $0 for the three months ended March 29, 2006 and March 30, 2005, respectively, as a result of the implementation of SFAS 123(R).

General and Administrative Expense.  General and administrative expense for the current year quarter was $1.5 million, a decrease of $140,000 from the prior year quarter.  This decrease was due to lower insurance costs ($49,000), lower outside legal costs ($40,000), lower travel costs ($28,000), as well as lower outside service costs related to investor relations ($59,000), partially offset by an increase in other consulting expense ($33,000) as well as an increase in compensation costs.  The increase in compensation related expenses was the result of lower salaries due to the staffing reductions in July 2005 which was offset by a non-cash compensation expense in the amount of $235,000 and $0 for the three months ended March 29, 2006 and March 30, 2005, respectively, as a result of the implementation of SFAS 123(R).

Interest and Other Income.   Interest and other income for the first quarter of 2006 of $141,000 represented a decrease of $29,000 compared to the prior year quarter.  The decrease was attributable to lower interest income due to lower cash balances partially offset by higher effective interest rates earned in the first quarter of 2006 compared to the first quarter of 2005.

Interest and Other Expense.  Interest and other expense for the first quarter of 2006 of $173,000 was $6,000 more than the prior year quarter due to a loss on the sale of an investment in the first quarter of 2006 ($38,000) partially offset by a partial repayment of our obligations to TL Ventures in February 2005 ($29,000) in connection with the restructuring of our notes owed to them.

Discontinued Operations.  Loss from discontinued operations was $88,000 for the current year quarter compared to a loss of $181,000 in the prior year quarter.  This decrease is primarily a result of there being no activity in the Genomics Division in the current quarter, except for a non-cash compensation expense in the amount of $86,000 as a result of the implementation of SFAS 123(R), as compared to salaries, occupancy and patent related charges in the prior year quarter.

Share Based Compensation. Effective December 29, 2005, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method of transition.  Under the provisions of SFAS 123(R), the estimated fair value of options granted under the Company’s various equity incentive plans is recognized as compensation expense over the option-vesting period.  Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption and we are not required to restate our prior period financial statements to reflect expensing of share based compensation under SFAS 123(R).  Therefore, the results of March 29, 2006 are not directly comparable to the same period in 2005.

Prior to December 29, 2005, we accounted for stock-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations.  Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

In accordance with the provisions of SFAS 123(R), for the quarter ended March 29, 2006, there was approximately $477,000, or $.14 basic and diluted loss per share from continuing operations of option related compensation expense which was allocated among research and development ($242,000) and general and administrative ($235,000) based on the function of the employee option holder.  As of March 29, 2006, there was approximately $1.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the various equity incentive plans.

As a result of the modifications and new options granted as discussed below, the amount of future expense recognized and the period over which it will be recognized will make the stock-based compensation expense in future quarters not directly comparable to that recorded in the first quarter.  In addition, in the second quarter of fiscal 2006, we will record a non-cash fixed charge related to the modified vested options.

See Note 1.  Basis of Presentation and Summary of Significant Accounting Policies; Share Based Compensation of the Unaudited Notes to Consolidated Financial Statements dated March 29, 2006 for additional information about the adoption of SFAS 123 (R).

Liquidity and Capital Resources

Our working capital requirements for research and development have been, and will continue to be, significant.  As of March 29, 2006 we had working capital of $7.5 million compared to working capital of $11.6 million at December 28, 2005.  As a result of the April 6, 2006 financing discussed below, as of April 6, 2006 we had working capital of approximately $31.5 million.  Through March 29, 2006, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock of approximately $21.1 million, with private placements of equity securities of approximately $67.5 million, with the exercise of warrants and options of approximately $8.0 million and with net indebtedness of approximately $3.1 million.  We also have funded our capital requirements from the gross proceeds of the sale of our paclitaxel business (approximately $71.7 million) to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical, Inc.) (“Mayne Pharma”), a subsidiary of Mayne Group Limited, on December 12, 2003 and its operations prior to that date.

Cash and cash equivalents decreased $139,000 to $395,000 at March 29, 2006 from $534,000 at December 28, 2005.  At March 29, 2006, cash, cash equivalents, short-term and long-term investments decreased $3.5 million to $10.6 million from $14.1 million at December 28, 2005.  The decrease was primarily due to $3.1 million net cash used by operating activities.  As a result of the April 6, 2005 financing discussed below, as of April 6, 2006 we have cash and cash equivalents of approximately $34.6 million.  In the third quarter of fiscal 2006, we expect to pay approximately $646,000 for accrued termination benefits to our former Executive Vice President and Secretary.  We recorded this obligation on our balance sheet as of March 29, 2006.

Private Placement.

On April 5, 2006 we sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $24 million, net of the placement agent fees and other expenses, pursuant to a Purchase Agreement dated February 2, 2006 (the “Purchase Agreement”), by and among the Company and Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Fund III QP, L.P., Special Situations Life Sciences Fund, L.P., Special Situations Private Equity Fund, L.P., Tang Capital Partners, LP, Baker Biotech Fund II (Z), L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund III (Z), L.P., Baker Bros. Investments II, L.P., 14159, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., Investment 10, L.L.C., Fort Mason Master, L.P., Fort Mason Partners, L.P., Capital Ventures International, Merlin BioMed Long Term Appreciation, LP, Merlin BioMed Offshore Master Fund, Versant Capital Management LLC, Xmark JV Investment Partners, LLC, Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and the other parties signatory thereto.  The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share.  We may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of our common stock exceeding $4.80 for 20 consecutive trading days.  Up to half of the warrants may be exercised on a cashless or net exercise basis.  There can be no assurance, however, that we will receive funds from the exercise of warrants.

Under a letter agreement, dated October 2005, with Ferghana Securities, Inc. (“Ferghana”), we retained Ferghana to provide advisory services in connection with a financing transaction and to render a fairness opinion in connection with the Private Placement.  We paid Ferghana an advisory fee of $400,000 in addition to monthly retainer payments and, at closing, issued a warrant to Ferghana to acquire 50,000 shares of the Company’s common stock on substantially similar terms as the warrants issued under the Purchase Agreement.  In addition, in connection with the Private Placement, we entered into a Finder’s Fee Agreement with Reedland Capital Partners (“Reedland”) under which we at closing of the Private Placement paid to Reedland cash compensation of 2.75% of the $25.5 million gross proceeds and issued to Reedland a warrant to acquire 100,000 shares of our common stock on substantially similar terms as the warrants issued under the Purchase Agreement.  We have agreed to include the shares underlying the warrants issued to Ferghana and Reedland in any registration statement filed by us on behalf of the Purchasers.

On May 4 2006, we filed a registration statement that, when declared effective by the Securities and Exchange Commission, will register the resale of the shares sold in the Private Placement as well as the shares underlying the warrants issued in the Private Placement and the warrants issued to financial advisors and consultants in conjunction with the Private Placement.

Note Payable.

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

Going Concern.

We have no revenue and we incurred a loss of approximately $4.4 million for the three month period ended March 29, 2006 and a loss of approximately $17.5 million for the year ended December 28, 2005 and we have an accumulated deficit of $111.7 million as of March 29, 2006.  Our capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant.

As of December 28, 2005, we had cash and short-term investments totaling approximately $14.1 million.  These factors, as of December 28, 2005, raised substantial doubt, which has since been dealt with, as discussed below, about our ability to continue as a going concern.  As a result of these concerns the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 28, 2005 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

We have undertaken a number of actions to reduce our monthly cash requirements, including, among other things, reductions in workforce and related payroll costs, reductions in facility costs, reductions in the number of active programs in development, reductions in capital expenditures and reductions in charges from outside service providers. After implementing these and other cost savings measures and further determining that our lead pharmaceutical program warranted expanded clinical development, we determined to seek the additional capital necessary to fund our ongoing operations related to our lead pharmaceutical program.

On April 6, 2006, we sold an aggregate of 12,750,000 shares of our common stock, and related warrants to purchase up to an aggregate of 12,750,000 shares of our common stock for gross proceeds of $25.5 million, not including any proceeds from the exercise of the warrants (or approximately $24 million net of transaction fees and expenses).  As part of the financing, we agreed to a covenant that the net proceeds from the transaction be used solely to fund the development of its lead product candidate, TPI 287, in accordance with an approved budget for fiscal years 2006 and 2007.  We may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of our common stock exceeding $4.80 for 20 consecutive trading days.  Up to half of the warrants may be exercised on a cashless or net exercise basis.  There can be no assurance, however, that we will receive funds from the exercise of warrants. See above for further discussion.

Following closing of the above described transaction, as of April 6, 2006 we had cash and short-term investments of approximately $34.6 million and working capital of approximately $31.5 million.   We believe we have sufficient capital to fund our operations and capital expenditures for at least the next 12 months.  However, pharmaceutical development is costly, risky and time intensive activity.  To bring our various programs to completion will require us to raise additional capital as practicable to fund future operations and to provide additional working capital.  There can be no assurance that we we will be able to obtain additional capital on terms that will be acceptable to us or on any terms.  In addition, we may seek to in-license or purchase new product or technologies.  The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies.

Reverse Stock Split and Nasdaq Listing.

We implemented a one-for-ten reverse split of our common stock effective for trading on February 6, 2006, and all share and per share amounts for all periods presented have been restated to reflect this reverse stock split. Our common stock is listed on the Nasdaq Capital Market.  In order to maintain that listing, we must satisfy minimum financial and other requirements.  On February 25, 2005, we received notice from the Nasdaq Stock Market, Inc. that the minimum bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days and that our common stock was, therefore, subject to delisting from the Nasdaq Capital Market.  As a result of the one-for-ten reverse split, the minimum bid price of our common stock increased and on February 24, 2006, we received notice from the Nasdaq Stock Market, Inc. that we regained compliance with the minimum bid price requirement.

Recent Accounting Pronouncements

On June 9, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued.  The adoption of SFAS No. 154 did not have a material impact on our financial results.

Special Note Regarding Forward-Looking Statements

The statements in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions as of the date of this report, based on currently available information.  Forward-looking statements can be identified by the use of words such as “believe,” “intend,” “estimate,” “may,” “will,” “should,” “anticipated,” “expected,” “trusts” or comparable terminology or by discussions of strategy.  Such forward-looking statements may include, among others:

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.   Factors that could cause or contribute to such differences include, but are not limited to, those described below under “Risk Factors”.  As a result, you should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.   Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected.  We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results.

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

Item 4.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 29, 2006.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We currently are focusing our development efforts on only one product candidate, TPI 287, and we will have limited prospects for successful operations if TPI 287 does not prove successful in clinical trials or is never commercialized because of the costs of continuing development or for other reasons.

In 2005, we closed our Genomics division, and in 2006, we terminated our program relating to Huntington’s Disease and terminated development of TPI 284. These actions have permitted us to focus our development efforts primarily on the development of TPI 287, which is still in Phase I clinical trials. Our other product candidates are in preclinical development and we have no products that are approved for commercial sale. TPI 287 will require extensive additional clinical evaluation, regulatory review, marketing efforts and significant investment before we receive any revenues from it, if ever. We currently do not have the capital resources necessary to bring any of our product candidates through to commercial approval, and we do not expect TPI 287 or any of our other product candidates or technologies to be commercially available for several years. We believe that our recently consummated financing will only be sufficient to permit us to generate preliminary Phase II efficacy data on TPI 287 in a number of major tumor types, as well as begin development of, upon continued confirmatory data, a preliminary oral form of this drug candidate.

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

If we fail to obtain the capital necessary to fund our operations when needed, we could be forced to discontinue our operations.

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 28, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We have undertaken a number of actions to reduce our monthly cash requirements, including, among other things, reductions in workforce and related payroll costs, reductions in facility costs, reductions in the number of active programs in development, reductions in capital expenditures and reductions in charges from outside service providers. After implementing these and other cost savings measures and further determining that our lead pharmaceutical program warranted expanded clinical development, we determined that we should seek the additional capital necessary to fund our ongoing operations related to our lead pharmaceutical program.

On April 6, 2006, we sold an aggregate of 12,750,000 shares of our common stock, and related warrants to purchase up to an aggregate of 12,750,000 shares of our common stock for gross proceeds of $25.5 million not including any proceeds from the exercise of the warrants (or approximately $24 million net of transaction fees and expenses).  As part of the financing, we agreed to a covenant that the net proceeds from the transaction be used solely to fund the development of TPI 287 in accordance with an approved budget for fiscal years 2006 and 2007.

Despite this recent financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms. We could also be required to seek strategic partners at an earlier stage than might be preferable and on less favorable terms than might be otherwise available. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. In addition, any new securities issued might have rights, preferences or privileges senior to those of the securities held by stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or we may subject our assets to security interests.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.  Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future.

Our product candidates and technologies are in an early state of development and there is a high risk that they may never be commercialized because of the costs of continuing development or for other reasons.

We do not currently have any products that have received regulatory approval for commercial sale, and we face the risk that none of our product candidates will ever receive regulatory approval. All of our product candidates are in early stages of development. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, marketing efforts and significant investment before they result in any revenues. We currently do not have the funds to bring any of our product candidates through to commercial approval. Therefore, advancing the development of our product candidates will require substantial additional investment. Continued development of these programs is therefore dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms, or at all. We do not expect any of our prospective products or technologies to be commercially available for at least several years and our efforts may not lead to commercially successful products for a number a reasons including the inability to be proven safe and effective in clinical trials, the lack of regulatory approvals or obtaining regulatory approvals that are narrower than we seek, inadequate financial resources to complete the development and commercialization of our product candidates or the lack of acceptance in the marketplace. We continuously reassess all of our research and development efforts, including those for the therapeutic products described in the “Business” section of our most recent annual report on Form 10-K.  As new information about each technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data. As a result, we may find deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time. Potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or conduct of the investigation. At any time, we may expand, delay, terminate or dispose of all or any portion of our research and development programs and therapeutic products or we may develop or acquire rights to new product candidates.

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

Risks Related to Our Industry

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

Our product candidates, if developed and commercialized, may not be considered cost-effective, and coverage and adequate payments may not be available or may not be sufficient to allow us to sell these products on a competitive basis. In both the United States and elsewhere, sales of medical products and treatments are dependent, in part, on the availability of reimbursement from health maintenance organizations, other private insurance plans, governmental programs such as Medicare, and other third-party payors. Third-party payers are increasingly challenging the prices charged for pharmaceutical products and services.  Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for diseases or conditions for which the FDA has not granted labeling approval.  Significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs. Third-party insurance coverage may not be available to patients for our products. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, their market acceptance may be reduced or we may not be able to commercialize our products.

Risks Related to Our Intellectual Property

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

•       incurring substantial cost in defending ourselves and indemnifying our strategic partners in patent infringement or proprietary rights violation actions brought against them relating to their development and commercialization of our products; and

•       incurring substantial cost in indemnifying the investors in the financing that closed on April 5, 2006 in the event that any intellectual property infringement is deemed to be a breach of the purchase agreement for the financing.

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

Risks Related to Our Stock

The investors in our recently consummated financing have acquired shares of common stock and warrants representing substantially more than a majority of shares of our outstanding common stock and have the ability to exert control over our activities.

The investors in the recently consummated financing have acquired shares of our common stock and warrants to acquire such shares representing up to approximately 88% of our common stock, assuming the exercise in full of the warrants issued in the financing.  As a result, those investors hold a sufficient portion of our outstanding shares so as to permit them, if they chose to act in concert, to approve all actions requiring stockholder approval, including the election of directors and the approval of mergers or other business combination transactions, without obtaining the approval of any other stockholder.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be required in the future to continue our research and development efforts.  To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution.  We may sell common stock in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock in more than one transaction, stockholders who purchase stock may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders. In addition, our Board of Directors and stockholders recently adopted a new equity incentive plan that will provide for an initial reservation of 6,577,106 shares of common stock, for which options on 3,259,480 shares were immediately granted thereunder. The shares available for issuance under this equity incentive plan may be increased by up to 1,600,000 shares of common stock based upon the number of shares of common stock we issue during the three year period after April 5, 2006. Our stockholders also recently approved an amendment to our bylaws and our existing stock option plans to permit the repricing of approximately 630,038 of our currently outstanding stock options, which was effected on April 4, 2006 and the exercise price of each such repriced option was reduced to $4.02 per share.

Substantial sales of shares may impact the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock. Pursuant to a Registration Rights Agreement entered into between us and the purchasers of our common stock and warrants in the financing recently closed on April 6, 2006, such purchasers are entitled to certain registration rights with respect to the shares of common stock that were issued to them at closing and that may be issued upon exercise of the warrants issued to them at closing, pursuant to which we must, among other things, file with the Securities and Exchange Commission a registration statement for the resale of such shares of common stock and the shares of common stock underlying such warrants.

If we fail to continue to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On February 25, 2005, we received notice from the Nasdaq Stock Market, Inc. that our common stock had not met the $1 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time.  On February 6, 2006, we effectuated a one for ten reverse stock split to regain compliance with this listing requirement.  Since the reverse stock spilt was effectuated, the closing bid price of our common stock has remained above $1.00 in compliance with the minimum bid price requirement.

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

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. As a result of the adoption of SFAS 123(R) in the first quarter 2006, we recorded stock-based compensation expense of $477,000 or $.14 basic and diluted per share from continuing operations and $86,000 or $.02 basic and diluted loss per share from discontinued operations.  As a result of the amendment of certain outstanding options under the our existing equity incentive plans as well as the grant of additional stock options, the amount of expense recognized and the period over which it will be recognized will result in a substantial increase in stock-based compensation expense in future quarters.  In addition, in the second quarter of fiscal 2006, the Company will record a non-cash fixed period charge related to the amended vested options.

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

Because the investors in our financing that closed on April 5, 2006 own a substantial percentage of our outstanding common stock, we amended the stockholder rights plan in connection with the closing of such financing to provide that such investors and their respective affiliates will be exempt from the stockholder rights plan, unless an investor and its affiliates acquire, after April 4, 2006, more than 1% of our then issued and outstanding common stock, not including the shares of common stock issued to the investors in the financing or shares of common stock issued upon exercise of the warrants issued to the investors in the financing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders held on April 4, 2006, the following four proposals were presented to stockholders and were approved.

Proposal 1.  To approve the sale and issuance, in a private placement to certain investors, of 12,750,000 shares of our common stock at a price of $2.00 per share, and warrants to purchase up to an additional 12,750,000 shares of our common stock at an exercise price of $2.40 per share, in exchange for aggregate gross proceeds payable to the Company of $25.5 million not including any proceeds from exercise of the warrants.  1,340,411 shares were voted for this proposal; 493,758 shares were voted against the proposal; and holders of 4,327 shares abstained from voting.

Proposal 2.  To approve the Company’s 2006 Equity Incentive Plan and the grant of certain stock options thereunder.  1,082,010 shares were voted for this proposal; 712,548 shares were voted against the proposal; and holders of 43,938 shares abstained from voting.

Proposal 3. To approve an amendment to the Company’s bylaws to delete a limitation on the Company’s ability to reduce the exercise price of any stock option granted under any existing or future stock option plan.  1,085,115 shares were voted for this proposal; 708,747 shares were voted against the proposal; and holders of 44,634 shares abstained from voting.

Proposal 4. To approve the repricing of options to purchase up to 630,038 shares of common stock previously granted under the Company’s equity incentive plans, whereby the exercise price of such options would be reduced to $4.02 per share.  1,067,105 shares were voted for this proposal; 726,913 shares were voted against the proposal; and holders of 44,478 shares abstained from voting.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
10.1	Purchase Agreement, dated February 2, 2006 (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K) (1)
10.2	Registration Rights Agreement, dated April 5, 2006 entered into by and among Tapestry Pharmaceuticals, Inc. and the Purchasers (2)
10.3	Form of Warrant, dated April 5, 2006 between the Company and the Purchasers (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K) (2)
10.4	Lock-Up Agreement by and among Tapestry Pharmaceuticals, Inc. and certain officers and directors thereof(1)
10.5	Amendment No. 1 to the Rights Agreement, dated April 4, 2006 (2)
10.6	2006 Equity Incentive Plan (2)
10.7	Form of Stock Option Agreement for certain option grant under the Company’s 2006 Equity Incentive Plan*
10.8	Settlement Agreement dated March 22, 2006 between Tapestry Pharmaceuticals, Inc. and Patricia A. Pilia(3)
10.9	Amendment to Employment Agreement executed by the Company and Patricia Pilia dated March 22, 2006 (3)
10.10

Form of Amendment to Employment Agreement executed by the Company and Leonard Shaykin, Gordon Link and Kai Larson dated February 27, 2006 (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K) (4)

10.11	Form of waiver letter signed by Leonard Shaykin, Gordon Link and Kai P. Larson on February 24, 2005 (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K) (4)
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
32.1#

Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

32.2#

Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

*              Filed herewith

#              This certification “accompanies” this Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 2, 2006 (File No. 0-24320) filed February 6, 2006

(2)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 4, 2006 (File No. 0-24320) filed April 10, 2006

(3)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 22, 2006 (File No. 0-24320) filed March 27, 2006

(4)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 23, 2006 (File No. 0-24320) filed March 1, 2006

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.

May 10, 2006	By:	/s/ Leonard P. Shaykin
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

May 10, 2006	By:	/s/ Gordon Link
Gordon Link
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
10.1	Purchase Agreement, dated February 2, 2006 (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K) (1)
10.2	Registration Rights Agreement, dated April 5, 2006 entered into by and among Tapestry Pharmaceuticals, Inc. and the Purchasers (2)
10.3	Form of Warrant, dated April 5, 2006 between the Company and the Purchasers (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K) (2)
10.4	Lock-Up Agreement by and among Tapestry Pharmaceuticals, Inc. and certain officers and directors thereof(1)
10.5	Amendment No. 1 to the Rights Agreement, dated April 4, 2006 (2)
10.6	2006 Equity Incentive Plan (2)
10.7	Form of Stock Option Agreement for certain option grant under the Company’s 2006 Equity Incentive Plan*
10.8	Settlement Agreement dated March 22, 2006 between Tapestry Pharmaceuticals, Inc. and Patricia A. Pilia(3)
10.9	Amendment to Employment Agreement executed by the Company and Patricia Pilia dated March 22, 2006 (3)
10.10

Form of Amendment to Employment Agreement executed by the Company and Leonard Shaykin, Gordon Link and Kai Larson dated February 27, 2006 (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K) (4)

10.11	Form of waiver letter signed by Leonard Shaykin, Gordon Link and Kai P. Larson on February 24, 2005 (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K) (4)
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended) *
32.1#

Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

32.2#

Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)) *

*              Filed herewith

#              This certification “accompanies” this Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(1)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 2, 2006 (File No. 0-24320) filed February 6, 2006

(2)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 4, 2006 (File No. 0-24320) filed April 10, 2006

(3)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 22, 2006 (File No. 0-24320) filed March 27, 2006

(4)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 23, 2006 (File No. 0-24320) filed March 1, 2006