Form 10-Q
period 2006-06-28
TAPESTRY PHARMACEUTICALS, INC
filed 2006-08-08
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2006

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

As of August 2, 2006, the registrant had 16,341,916 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 28,	December 28,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$140	$534
Short-term investments	31,531	13,552
Prepaid expense and other current assets	398	646
Total current assets	32,069	14,732
Property, plant and equipments, net	512	608
Investment in ChromaDex, Inc.	451	451
Other assets	683	683
Total assets	$33,715	$16,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$886	$1,024
Accrued payroll and payroll taxes	1,496	1,241
Notes payable—current portion, net	1,152	840
Total current liabilities	3,534	3,105
Notes payable—long term, net	1,765	2,483
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 16,341,916 and 3,480,704 shares issued and outstanding at June 28, 2006 and December 28, 2005, respectively.	123	26
Additional paid in capital	144,117	118,278
Deferred compensation	—	(114)
Accumulated deficit	(115,816)	(107,262)
Accumulated other comprehensive loss	(8)	(42)
Total stockholders’ equity	28,416	10,886
Total liabilities and stockholders’ equity	$33,715	$16,474

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 28,	June 29,	June 28,	June 29,
	2006	2005	2006	2005
Operating expenses:
Research and development	$2,391	$2,785	$5,205	$5,575
General and administrative	2,038	1,469	3,495	3,066
Operating loss	4,429	4,254	8,700	8,641
Other income (expense):
Interest and other income	394	211	536	382
Interest and other expense	(128)	(244)	(302)	(411)
Loss from continuing operations	(4,163)	(4,287)	(8,466)	(8,670)
Loss from discontinued operations	—	(127)	(88)	(308)
Net loss	$(4,163)	$(4,414)	$(8,554)	$(8,978)
Basic and diluted loss per share from continuing operations	$(0.28)	$(1.25)	$(0.91)	$(2.57)
Basic and diluted loss per share from discontinued operations	$—	$(0.04)	$(0.01)	$(0.09)
Basic and diluted loss per share	$(0.28)	$(1.29)	$(0.92)	$(2.66)
Basic and diluted weighted average shares outstanding	15,051,659	3,412,361	9,268,312	3,379,024

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six-Months Ended
	June 28,	June 29,
	2006	2005
Operating activities:
Net loss	$(8,554)	$(8,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	132
Amortization of debt issue costs	—	92
Amortization of debt discount	262	209
Amortization of investment premium (discount)	(106)	152
Compensation paid with common stock	1,924	24
Retirement contributions paid with common stock	194	210
Impairment charges	—	104
(Gain)/loss on sale of investments	38	(72)
Loss on disposal of assets	1	16
Changes in operating assets and liabilities:
Prepaid expense and other assets	442	100
Accounts payable and accrued liabilities	(193)	(2,269)
Accrued payroll and payroll taxes	255	(916)
Net cash used in operating activities	(5,624)	(11,196)
Investing acitivities:
Additions to property and equipment	(18)	(120)
Proceeds from assets held for sale	—	104
Purchases of investments	(46,127)	(19,379)
Proceeds from sale of investments	28,250	32,831
Net cash (used in) provided by investing activities	(17,895)	13,436
Financing acitivities:
Proceeds from the sale of common stock, net of issuance costs	23,793	—
Payments of notes payable	(668)	(3,316)
Proceeds from the exercise of common stock options	—	31
Net cash provided by (used in) investing activities	23,125	(3,285)
Net decrease in cash and cash equivalents	(394)	(1,045)
Cash and cash equivalents at beginning of period	534	1,713
Cash and cash equivalents at end of period	$140	$668
Supplemental disclosure of cash flow information;
Interest paid	$—	$136
Non-cash investing and financing activities:
Issuance of common stock to prepay retirement plan contributions	$194	$210

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 28, 2006
(Unaudited)

Note 1.   Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position of Tapestry Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”) at June 28, 2006 and December 28, 2005, the results of its operations for the three and six-months ended June 28, 2006 and June 29, 2005, and cash flows for the six-months ended June 28, 2006 and June 29, 2005.

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

LIQUIDITY—The Company has no revenue and has incurred losses of approximately $4.2 million and $8.6 million for the three and six-months ended June 28, 2006, respectively and a loss of approximately $17.5 million for the year ended December 28, 2005 and has an accumulated deficit of $115.8 million as of June 28, 2006. The Company’s capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant. As of June 28, 2006, the Company had cash and short-term investments totaling approximately $31.7 million. However, as of December 28, 2005 the Company had cash and short-term investments totaling approximately $14.1 million. These factors, as of December 28, 2005, raised substantial doubt, which has since been dealt with, as discussed below, about the Company’s ability to continue as a going concern. As a result of these concerns the audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 28, 2005 included an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

In late 2005 and early 2006 the Company took a number of actions to reduce its monthly cash requirements, including, among other things, reductions in workforce and related facilities and payroll costs, reductions in the growth of executive compensation, reductions in facility costs, reductions in the number of active programs in development, reductions in capital expenditures and reductions in charges from outside service providers. At this time the Company also determined that its lead pharmaceutical program warranted expanded clinical development. The Company therefore sought the additional capital necessary to fund its ongoing operations related to its lead pharmaceutical program.

On April 6, 2006, the Company sold an aggregate of 12,750,000 shares of its common stock, and related warrants to purchase up to an aggregate of 12,750,000 shares of its common stock for gross proceeds of $25.5 million not including any proceeds from the exercise of the warrants (or approximately $23.8 million net of transaction fees and expenses). As part of the financing, the Company agreed to a covenant that the net proceeds from the transaction be used solely to fund the development of its leading product candidate, TPI 287, in accordance with an approved budget for fiscal years 2006 and 2007. The Company may call up to 20% of the outstanding warrants during any three-month period if certain conditions are satisfied, including the trading price of the Company’s common stock exceeding $4.80 for 20 consecutive trading days. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that the Company will receive funds from the exercise of warrants. See Note 8 for further discussion.

As of June 28, 2006 the Company had cash and short-term investments of approximately $31.7 million and working capital of approximately $28.5 million. The Company believes it has sufficient capital to fund its operations and capital expenditures for more than the next 12 months. However, pharmaceutical development is costly, risky and time intensive activity. To bring the Company’s various programs to completion will require the Company to raise additional capital as practicable to fund future operations and to provide additional working capital. There can be no assurance that the Company will be able to obtain additional capital on terms that will be acceptable to the Company or on any terms. In addition, the Company may seek to acquire new product or technologies through in-licensing, purchase or merger. The cost and related capital expenditures of acquiring and developing such resources may be significant, and the Company may not be able to obtain capital for the development of these products or technologies.

ESTIMATES AND ASSUMPTIONS—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when determining useful lives for depreciation and amortization, assessing the need for impairment charges, accounting for income taxes, estimating the value of employee stock options, and various others items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates.

SHARE BASED COMPENSATION—As of June 28, 2006, the Company had five equity incentive plans (the “Plans”), the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan, and the 2006 Equity Incentive Plan, which was approved by shareholders on April 4, 2006.

On December 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the provisions of APB 25 and its related interpretations, no compensation expense was recognized with respect to the grant of options to purchase the Company’s common stock when such stock options were granted with exercise prices equal to or greater than market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 29, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six-months ended June 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three-months ended June 28, 2006 was $1.3 million or

$.09 basic and diluted loss per share from continuing operations. Stock-based compensation expense recognized under SFAS 123(R) for the six-months ended June 28, 2006 was $1.9 million or $.20 basic and diluted loss per share from continuing operations, and $86,000 or $.01 basic and diluted loss per share from discontinued operations. Included in the stock-based compensation expense for the three and six-months ended June 29, 2006, is a one time non-cash fixed period charge in the amount of $381,000, as a result of the modification of vested options on April 4, 2006 as discussed in Note 9. The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows.

For the three and six-months ended June 29, 2005, the Company recorded approximately $(6,000) and $24,000, respectively of stock compensation expense pursuant to APB 25 associated with the amortization of deferred stock compensation related to the vesting of stock options that were granted to consultants for services rendered to the Company. The breakdown of total stock-based compensation by expense category is as follows (in thousands):

	Three-Months Ended,		Six-Months Ended,
	June 28,	June 29,	June 28,	June 29,
	2006	2005	2006	2005
Research and development	$547	$(5)	$788	$22
General and adminstrative	747	—	982	—
Discontinued operations	—	(1)	86	2
	$1,294	$(6)	$1,856	$24

Under the modified prospective method of transition under SFAS 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R). Therefore, the results for the three and six-months ended June 28, 2006 are not directly comparable to the same period in the prior year.

As required by SFAS 123(R), the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year period assuming the estimated fair value of the options granted prior to December 29, 2005 is amortized to expense over the option-vesting period as illustrated below (in thousands):

	Three-Months Ended,	Six-Months Ended,
	June 29, 2005	June 29, 2005
Net loss, as reported	$(4,414)	$(8,978)
Add: Stock-based employee compensation expense included in reported net loss	(6)	24
Less: Total stock-based compensation expense determined under fair value based methods for all options granted	(733)	(1,490)
Pro forma net loss	$(5,153)	$(10,444)
Net loss per share:
Basic and diluted—as reported	$(1.29)	$(2.66)
Basic and diluted—pro forma	$(1.51)	$(3.09)

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated the estimated life of each employee stock option granted in fiscal 2006 based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since its initial public offering in 1994. The risk free rate of return and the historical volatility were also based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since inception. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six-months ended June 28, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company takes into consideration both voluntary and involuntary terminations, as well as trends of actual option forfeitures. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

				Weighted-
				Average
	Risk-Free	Dividend	Volatility	Option
	Interest Rate	Yield	Factor	Life (Years)
Fiscal Year 2006	4.68%-4.69%	0%	114.83%-121.86%	3.35-5.78
Fiscal Year 2005	3.58% - 4.27%	0%	113.17% - 123.33%	5

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of stock options granted. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, thereby resulting in changes to these assumptions and methodologies. These changes could materially impact the Company’s fair value determination.

A summary of option activity under the Plans as of June 28, 2006, and changes during the three and six-months then ended is presented below:

Summary Details for Plan Share Options

	Three-Months Ended,
	June 28, 2006
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding Balance, March 29, 2006	698,004	$37.17	5.07	$2,684
Granted	4,172,597	3.99	—	460
Exercised	—	—	—	—
Forfeited	(628,495)	37.58	—	—
Outstanding Balance, June 28, 2006	4,242,106	$4.47	9.02	$460

	Six-Months Ended,
	June 28, 2006
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding Balance, December 29, 2005	724,802	$36.70	—	$—
Granted	4,172,597	3.99	—	460
Exercised	—	—	—	—
Forfeited	(655,293)	37.53	—	—
Outstanding Balance, June 28, 2006	4,242,106	$4.47	9.02	$460

A summary of the status of the Company unvested shares as of June 28, 2006, and changes during the three and six-months then ended is presented below:

Unvested Shares Issued Under the Plan

	Three-Months Ended,		Six-Months Ended,
	June 28, 2006		June 28, 2006
		Weighted-		Weighted-
		Average		Average
	Unvested	Grant-Date	Unvested	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Beginning unvested balance	272,423	$33.19	286,268	$32.15
Granted	4,172,597	$2.97	4,172,597	$2.97
Vested	(498,565)	$1.13	(505,777)	$1.23
Forfeited	(251,099)	$33.07	(257,732)	$40.04
Ending unvested balance	3,695,356	$3.40	3,695,356	$3.40

As of June 28, 2006, there was $9.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This amount includes incremental compensation expense of $178,000 related to unvested modified stock options. See Note 9 for further discussion. Total unrecognized compensation expense will be recognized over a weighted-average period of approximately 5 years.

DERIVATIVE INSTRUMENTS—Companies are required to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The Company currently has one derivative instrument (Note 8) that is assessed on a quarterly basis, and any changes in fair value will be recognized in current earnings in the period of change.

RECENT ACCOUNTING PRONOUNCEMENTS—On June 9, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial results.

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

Note 3.   Discontinued Operations

In November 2004 the Company discontinued research on its genomics programs, other than the Huntington’s Disease program, and sought a buyer for these programs. After attempting to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter of 2004, the Company determined that there were no actively interested buyers. In the fourth quarter of 2004, the Company recorded a charge of $1.7 million primarily relating to an impairment of intangible assets acquired in connection with the December 2002 acquisition of the genomics business of Pangene Corporation ($1.1 million), a charge for fixed assets likely to be disposed of at less than their book value ($150,000), severance costs ($250,000) and lease termination costs ($200,000). Additional expenses related to the closure were charged to discontinued operations as incurred. Most costs relating to the closure were incurred by the end of January 2005, although certain lease costs continued through May 2005. In April 2005, the Company received $104,000 for certain fixed assets of the genomics business that were previously reserved for in the fourth quarter of 2004 and classified as Assets Held for Sale.

Net losses related to the Genomics Division that are included in discontinued operations totaled $0 and $127,000 for the three-months ended June 28, 2006 and June 29, 2005, respectively and $88,000 and $308,000 for the six-months ended June 28, 2006 and June 29, 2005, respectively. No material revenue has been recognized in this division. There were no assets held for sale at June 28, 2006 and December 28, 2005, which relate to the discontinued operations of the genomics business.

Note 4.   Investments

Short-term investments consist of investment grade government agency, auction rate, and corporate debt securities due within one year. The Company’s investments in auction rate securities are recorded at cost, which approximates fair market value. In accordance with ARB 43, Restatement and Revision of Accounting Research Bulletins, despite the long-term nature of their stated contractual maturities, the Company has the ability and intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short-term. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are treated as a separate component of stockholders’ equity until the security is sold or until a decline in fair value market value is determined to be other than temporary. As of June 28, 2006 and December 28, 2005, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type of investment classified as available-for-sale are as follows (in thousands):

	Amortized	Unrealized	Fair
Security Type	Cost	Losses	Value
June 28, 2006
Auction rate securities	$11,100	$—	$11,100
Commercial paper	11,939	(8)	11,931
Corporate debt securities	4,500	—	4,500
Government agencies	4,000	—	4,000
Total investments	$31,539	$(8)	$31,531
December 28, 2005
Auction rate securities	$8,750	$—	$8,750
Corporate debt securities	4,844	(42)	4,802
Total investments	$13,594	$(42)	$13,552

Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Three-Months Ended,		Six-Months Ended,
	June 28,	June 29,	June 28,	June 29,
	2006	2005	2006	2005
Net loss, as reported	$(4,163)	$(4,414)	$(8,554)	$(8,978)
Unrealized loss on available-for-sale securities	(8)	(11)	(34)	(25)
Comprehensive net loss	$(4,171)	$(4,425)	$(8,588)	$(9,003)

Note 5.   Investment in ChromaDex, Inc.

In April 2003, the Company sold its technical and analytical services group to privately held ChromaDex, Inc. in exchange for approximately 15%, on a fully diluted basis, of the then outstanding common stock of ChromaDex. ChromaDex is a supplier of phytochemical reference standards for the nutraceutical, dietary supplement and functional food industries. In the third quarter of fiscal 2005, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”), the Company recognized an impairment charge of $963,000 on the carrying value of its investment in ChromaDex to revalue it to an estimated fair value of $451,000 as a result of then available financial information.

Note 6.   Other Long-Term Assets - Land

As part of the Company’s preparation of its interim financial statements for the quarter ending June 29, 2005, and in accordance with SFAS 144, the Company recognized an impairment charge on the carrying value of its land of $104,000 in the second quarter of fiscal 2005 to revalue it to an estimated fair market value of $614,000.

Note 7.   Notes Payable, Current and Long-Term

On February 18, 2005, the Company entered into an agreement with TL Ventures providing for a complete settlement of its ongoing litigation with them over whether certain debentures issued to TL Ventures were subject to redemption upon completion of the sale of our paclitaxel business to Mayne Pharma, a mutual release of claims, the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery for cancellation of debentures in the principal amount of $8,000,000 that had been issued by the Company. The notes are payable in monthly installments of $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008. The notes do not bear interest; however, an imputed interest rate of 18% was used to determine a fair carrying value of the notes. Accrued interest of approximately $134,000 was included in the cash payment made as part of the settlement. The Company recorded the obligation resulting from the settlement on its balance sheet as of December 29, 2004.

Note 8.   Stockholders’ Equity

In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 42,075 shares of restricted stock under the Company’s equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. The stock component of the program includes 19,842 shares to vest on September 6, 2006 and 22,233 additional shares to vest on September 6, 2007, contingent upon participants being employed by the Company on those dates. The total value of the common stock component of the program is $151,000 based on the value of the underlying common stock at the date of grant. The cash component related to the tax effects of the program amounted to $93,000 and was expensed in the third quarter of 2005. For the three and six-months ended June 28, 2006, $24,000 and $48,000, respectively, of expense related to the program was recognized. As a result of the adoption of SFAS 123(R), the deferred compensation balance has been eliminated against additional paid in capital. The remaining unamortized expense associated with the program will be recognized over the vesting period, through September 2007.

On April 6, 2006, the Company sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock (the “Private Placement”), for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $23.8 million, net of the placement agent fees and other expenses, pursuant to a Purchase Agreement dated February 2, 2006 (the “Purchase Agreement). The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share. The Company may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of the Company’s common stock exceeding $4.80 for 20 consecutive trading days. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that the Company will receive funds from the exercise of warrants.

In addition, the Company issued warrants to purchase 50,000 shares of common stock to a financial advisor and issued warrants to purchase 100,000 shares of common stock to an outside consultant as a finders’ fee on substantially similar terms as the warrants issued under the Purchase Agreement. The Company agreed to include the shares underlying the warrants in any registration statement filed by the Company on behalf of the Purchasers.

Pursuant to the terms of the registration rights agreement entered into by the Company at the closing of the Private Placement, the Company filed with the SEC a registration statement on Form S-3 covering the resale of the common stock sold to investors in the Private Placement. The registration rights agreement provides, among other things, that the Company will use commercially reasonable efforts to effect the registration of the securities within 90 days of closing, and to continuously remain effectiveness. If sales cannot be made under the registration statement (other than for certain periods when the Company is permitted under the agreement to suspend use of the registration statement when it has delayed disclosure of material nonpublic information) then the Company is obligated to pay each investor liquidated damages, in cash, equal to 1.5% per 30 day period (or pro rata for a portion thereof) of the aggregate purchase price paid by such investor. The SEC declared the Company’s Form S-3 effective on May 18, 2006, which was within 90 days of closing.

The Company views the registration rights agreement containing the liquidated damages provision as a separate freestanding contract as discussed in Emerging Issues Task Force (“EITF”) Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 05-4”)’, and that the registration rights agreement has nominal value. Under this approach, the registration rights agreement is accounted for separately from the financial instrument in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, the classification of the warrants has been determined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and the warrants have been accounted for as permanent equity.

The Company has valued the liquidated damages provision of the registration rights agreement at nominal value. In determining this as the fair value, the Company considered the following factors. The agreement provides that there is a 90-day period to have the registration statement declared effective before liquidated damages apply. The Company believed at the closing of the Private Placement that is was probable the registration statement would be declared effective within the 90-day period. The registration statement was declared effective in less than 90 days and in the same fiscal quarter as the closing of the private placement, and therefore the Company was aware that there was no value to the liquidate damages provision for the initial 90 day period. The liquidated damages provision would only have value in the future if sales may not be made thereunder for periods other than as permitted thereunder. The Company believes the events that would lead to sales being unable to be made under the registration statement for periods other than as permitted are unlikely to occur. In future periods, should the Company conclude that it is probable, as defined in SFAS No. 5, Accounting for Contingencies, that a liability for liquidated damages will occur, the Company will record the estimated cash value of the liquidated damages liability at that time.

Note 9.   Equity Incentive Plans

As of June 28, 2006, the Company had five equity incentive plans, the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by shareholders on April 4, 2006.

2006 Equity Incentive Plan and New Stock Option Grants

In January 2006, the board of directors adopted, subject to stockholder approval, the Company’s 2006 Equity Incentive Plan (the “Incentive Plan”). The Board adopted the Incentive Plan at the same time it approved the Private Placement. In conjunction with the adoption of the Incentive Plan, and subject to stockholder approval, the Board granted options to purchase 30,000 shares of common stock to each non-employee director of the Board totaling 180,000 shares. In addition, subject to stockholder approval, the Compensation Committee of the Board of Directors (“Compensation Committee”) granted options to purchase shares of common stock to employees of the Company, including its executive officers, totaling 3,079,480 shares. Stockholder approval for the Incentive Plan and grant of the stock options thereunder was received on April 4, 2006.

The number of shares initially reserved for issuance under the Incentive Plan totals 6,577,106. Subject to limited exceptions, the grant date for the each of the options, as discussed above, is April 4, 2006. The exercise price of such options is $4.02 and was established as the average of the closing sale prices of the Company’s common stock on the Nasdaq Capital Market on the fourth through eighth trading days following the Company’s announcement of the Private Placement. Each option vests as follows: 1/6 when the 20 trading day average of the closing sale prices of the common stock equals or exceeds 130% (or $5.23) of the exercise price of the stock option; 1/6 when such average equals or exceed 160% (or $6.43) of the exercise price; 1/6 when such average equals or exceeds 190% (or $7.64) of the exercise price; 1/6 when such average equals or exceeds 220% (or $8.84) of the exercise price; 1/6 when such average equals or exceeds 250% (or $10.05) of the exercise price; and 1/6 when such average equals or exceeds 300% (or $12.06) of the exercise price. All stock options vest at the latest on the fifth anniversary of the date of grant. The awards otherwise were made in accordance with the terms and conditions of the Incentive Plan and the Form of Stock Option Agreement for grants thereunder.

On May 4, 2006 the Compensation Committee approved the grant of 56,650 stock options and 10,000 restricted shares of common stock to newly hired non-executive employees of the Company. In addition, the Compensation Committee approved a total of up to 250,000 stock options to be awarded immediately to non-executive employees in recognition of past service, of which 212,000 where issued. The Compensation Committee also approved the establishment of a discretionary pool of 150,000 shares for granting stock options to future new hires and future grants to non-executive employees.

On June 23, 2006 in accordance with the 2006 Equity Incentive Plan, non-employee directors were issued stock options at the annual meeting of the Company’s shareholders. The total number of stock options granted to non-employee directors totaled 15,900 shares.

Repricing of Stock Options

On February 8, 2006, the board of directors of the Company approved, subject to stockholder approval, the modification of certain outstanding options to purchase shares of common stock under the Company’s existing equity incentive plans, including certain stock options granted to the Company’s directors and executive officers. Stockholder approval of such modifications was received on April 4, 2006 and the exercise price of each such modified option was reduced to $4.02 per share as of such date. As of February 8, 2006, stock options for approximately 696,253 shares were outstanding under all of the Company’s equity compensation plans, of which options to purchase approximately 626,568 shares of common stock, having exercise prices ranging from $4.20 to $112.50, were modified. As a result of the modification of vested stock options, in accordance with SFAS 123(R), the Company recorded a $381,000 one-time non-cash fixed period charge in the second quarter of 2006.

After giving effect to the above transactions, as of June 28, 2006 the total number of common shares authorized for issuance related to grants under all of the equity incentive plans was 6,577,106, of which 4,242,056 options (excluding 50 options issued outside of the above plans) remain outstanding and 2,335,000 shares remain reserved for future grants.

Note 10.   Reduction in Operations

During the third quarter of 2005, the Company incurred severance costs of $299,000 associated with the elimination of two executive positions, five general and administrative positions and 15 research and development positions (including one consultant).

Note 11.   Income Taxes

At December 29, 2005, the Company had available net operating loss and research and development credit carryforwards of $100.8 million and $3.9 million, respectively, for income tax purposes. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership, as described in Section 382 of the Internal Revenue Code. As a result of the private placement of equity securities in April, 2006, which the Company considers a change of ownership for tax purposes, the Company believes that there are substantial limitations on the utilization of its net operating loss and tax credit carryforwards.

Note 12.   Net Income (Loss) Per Share

Basic earnings (loss) per share is measured as net income or loss divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that have an antidilutive effect are excluded from diluted earnings per share (e.g. vested stock options and warrants that could be converted representing 11,778,752 shares at June 28, 2006 and 300 shares at June 29, 2005). Net loss per common share is computed using the weighted average number of shares of common stock outstanding.

Note 13.   Settlement Agreement

On March 22, 2006 the Company and Dr. Patricia Pilia entered into a Settlement Agreement (the “Settlement Agreement”) in connection with Dr. Pilia’s termination of employment by the Company without cause on February 23, 2006. Dr. Pilia is a member of the Board of Directors and previously served as Executive Vice President and Secretary of the Company and was party to an employment agreement with the Company. In connection with the Settlement Agreement, the Company recorded an obligation of $646,000 for termination benefits at March 29, 2006 that will be paid in the third quarter of fiscal 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of Tapestry Pharmaceuticals, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2005 contained in our 2005 Annual Report on Form 10 K and Form 10 K/A. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” Appearing elsewhere in this Report.

General

Tapestry Pharmaceuticals, Inc. (“we,” “Tapestry” or “the Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. Our primary development effort is focused on TPI 287, a novel taxane under development for the treatment of cancer. We filed an Investigational New Drug (“IND”) application on December 21, 2004 covering TPI 287, and commenced human clinical trials with TPI 287 in the second quarter of 2005. Other programs in development include oral formulation of TPI 287 and linked cytotoxics. Currently, we cannot predict when or if any of these other programs will be advanced into clinical development. We are also actively engaged in evaluating new therapeutic agents and/or related technologies. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies. Acquisitions of new products or technologies may involve the purchase or license of such products or technologies, or the acquisition of, or merger with, other companies.

On April 6, 2006, we sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock (the “Private Placement”), for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $23.8 million, net of the placement agent fees and other expenses. The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share. We may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of our common stock exceeding $4.80 for 20 consecutive trading days. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that we will receive funds from the exercise of warrants.

In November 2004 we discontinued research on our genomics programs, other than the Huntington’s Disease program, and sought a buyer of these programs. After attempting to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter of 2004, we determined that there were no actively interested buyers and we proceeded to effect an orderly closure of such operations, which was substantially completed by January 2005. In January 2006, we terminated the Oligo Therapy program related to Huntington’s Disease and the development of TPI 284, a linked cytotoxic compound. In June 2006, we discontinued the study of quassinoid analogs.

During the third quarter of 2005, the Company incurred severance costs of $299,000 associated with the elimination of two executive positions, five other general and administrative positions and 15 research and development positions (including one consultant).

We will incur substantial research and development expense, including expense for clinical trials related to the development of our proprietary anti-cancer agents. We have incurred significant losses, including losses from continuing operations of $8.6 million for the six-months ended June 28, 2006. Our accumulated deficit was $115.8 million as of June 28, 2006. As a result of our implementation of SFAS 123(R), for the six-months ended June 28, 2006, operating expenses were increased by non-cash compensation charges totaling $1.9 million, including a one-time non-cash fixed period charge in the amount of $381,000 relating to the modifications of vested stock options. We anticipate that losses will continue until such time, if ever, as we are able to commercialize our product candidates and generate sufficient sales to support our development operations, including the research and development activity mentioned above.

Our ability to generate sufficient sales to support our operations currently depends upon the successful development and commercialization of products based on our proprietary oncology technologies.

Research and Development

Our current business is focused primarily on the clinical development of TPI 287, along with limited research and development of other proprietary therapies for the treatment of cancer. The table below shows our research and development expense by major category, with the expense related to our Genomics Division included in discontinued operations (in thousands):

	Three-Months Ended,		Six-Months Ended,
	June 28,	June 29,	June 28,	June 29,
	2006	2005	2006	2005
Oncology	$2,396	$2,615	$5,295	$5,232
Huntington’s Disease	(5)	170	(90)	343
Discontinued operations	—	123	88	353
	$2,391	$2,908	$5,293	$5,928

The following chart identifies our three therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indication(s)	Development Status
TPI 287 IV	Prostate, Non-Small Cell Lung, and Breast Cancers	Phase I
TPI 287 Oral	Various Solid Tumors	Preclinical Development
Linked Cytotoxics	Cancers	Research

We terminated the Oligo Therapy program related to Huntington’s Disease in January 2006. We also terminated the development of TPI 284, a linked cytotoxic compound, in January 2006 and we discontinued the study of quassinoid analogs in June 2006. We are continuing limited research relating to linked cytotoxic agents.

•     TPI 287 is a proprietary third generation taxane. On December 21, 2004, we filed an Investigational New Drug (“IND”) application, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”). In May 2005, we treated our first patient in this Q7D Phase I clinical trial of the intravenous (“IV”) formulation of TPI 287. In January 2006, we began a second Phase I clinical trial of TPI 287 IV to evaluate an alternative dosing schedule. In preclinical testing, TPI 287 demonstrated the ability to inhibit tumor cell growth in a number of in vitro cell lines and showed inhibition of tumors in certain animal xenograft models when tested against standard comparative agents. The in vitro activity was seen across multiple cell lines including cell lines known to be sensitive to taxanes and cell lines known to be resistant to taxanes. Taxane resistant cell lines in which TPI 287 shows activity include cell lines derived from breast cancer, uterine cancer and non-small cell lung cancer. Taxane resistant cell lines in which TPI 287 shows activity include lines derived from breast cancer, colon cancer and prostate cancer. In in vivo animal testing, TPI 287 demonstrated tumor growth inhibition activity in tumor cell lines with mutant tubulin and multiple drug resistance, or MDR1. In addition to the IV formulation of

TPI 287, we have initiated development of an oral formulation of the compound which is currently in preclinical development.

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

Results of Operations—Three-Months Ended June 28, 2006 Compared to the Three-Months Ended June 29, 2005

Research and Development Expense.   Research and development expense from continuing operations for the three-months ended June 28, 2006 was $2.4 million, a decrease of $394,000 from the prior year period. Oncology research and development expenditures decreased by $219,000 to $2.4 million in the three-months ended June 28, 2006, and Huntington’s Disease related spending decreased by $175,000 to $(5,000). The decrease in oncology expense was primarily due to decreased manufacturing costs of ($478,000) and consulting costs ($152,000), offset by increased salary costs ($269,000) and increased outside preformulation costs ($102,000). The decrease in expense related to the Huntington’s Disease program was a result of the termination of the program in January 2006.  Included in research and development expense is a non-cash compensation expense in the amount of $547,000 and $(6,000) for the quarter ended June 28, 2006 and June 29, 2005, respectively, as a result of the implementation of SFAS 123(R) and the modification of vested stock options that was partially offset by lower salary expense due to the staffing reductions in July 2005.

General and Administrative Expense.   General and administrative expense for the three-months ended June 28, 2006 was $2.0 million, an increase of $569,000 from the prior year period. This increase was due primarily due to increase compensation costs ($628,000), as well as increased Board of Directors costs ($94,000), partially offset by decreases in other consulting expense ($30,000), accounting and auditing expense ($38,000), outside legal expense ($53,000) as well as insurance ($25,000). The increase in compensation related expenses, which includes Board of Directors costs, was primarily the result of non-cash compensation expense in the amount of $747,000 and $0 for the quarter ended June 28, 2006 and June 29, 2005, respectively, as a result of the implementation of SFAS 123(R) and the modification of vested stock options which was partially offset by lower salary expense due to the staffing reductions in July 2005.

Interest and Other Income.   Interest and other income for the three-months ended June 28, 2006 of $394,000 represented an increase of $183,000 compared to the prior year period. The increase was attributable to higher interest income due to higher investment balances as well as higher effective interest rates earned in the three-months ended June 28, 2006 compared to the prior year period.

Interest and Other Expense.   Interest and other expense for the three-months ended June 28, 2006 of $128,000 was $116,000 less than the prior year period primarily due to the impairment of land in the second quarter of 2005 ($104,000).

Discontinued Operations.   Loss from discontinued operations was $0 for the three-months ended June 28, 2006 compared to a loss of $127,000 in the prior year period. This decrease is the result of there being no activity in the Genomics Division in the current quarter.

Results of Operations—Six-Months Ended June 28, 2006 Compared to the Six-Months Ended June 29, 2005

Research and Development Expense.   Research and development expense from continuing operations for the six-months ended June 28, 2006 was $5.2 million, a decrease of $370,000 from the prior year period. Oncology research and development expenditures increased by $63,000 to $5.3 million for the six-months ended June 28, 2006, and Huntington’s Disease related spending decreased by $433,000 to ($90,000).

The increase in oncology expense was due to an increase in salaries and related costs ($866,000), increased clinical trial cost ($224,000) as well as increased insurance charges ($101,000), offset by reductions in outside manufacturing costs ($744,000) associated with preparing active pharmaceutical ingredient and drug product material for the clinical trials of TPI 287, a decrease in consulting and other outside service costs ($332,000) and a decrease in occupancy costs ($61,000).

The increase in compensation expense in the six-months ended June 28, 2006 was primarily related to the non-cash compensation expense in the amount of $788,000 for the six-months ended June 28, 2006 compared to $24,000 for the six-months ended June 29, 2005, respectively, as a result of the implementation of SFAS 123(R) and the modifications of vested stock options. In addition, in the first quarter of 2006, we recorded a $646,000 charge as a result of the employment agreement settlement due to the termination of the employment of the Company’s Executive Vice President and Secretary. These increases were offset by lower salary expense due to the staffing reductions in July 2005.

The decrease in expense related to the Huntington’s Disease program was a result of a reversal of laboratory fees owed to the University of Delaware as well as the reduction in work force.

General and Administrative Expense.   General and administrative expense for the six-months ended June 28, 2006 was $3.5 million, an increase of $429,000 from the same period in 2005. This increase was due to higher compensation related costs ($629,000) and Board of Directors costs ($120,000) offset by lower insurance costs ($74,000), lower outside legal costs ($93,000), and lower travel costs ($37,000), and lower outside service costs related to investor relations ($69,000). The increase in compensation related expenses, which included Board of Director costs, was primarily the result of non-cash compensation expense in the amount of $982,000 and $0 for the six-months ended June 28, 2006 and June 29, 2005, respectively, as a result of the implementation of SFAS 123(R) and the modification of vested stock options, offset by lower salary expense due to the staffing reductions in July 2005.

Interest and Other Income.   Interest and other income for the six-months ended June 28, 2006 of $536,000 represented an increase of $154,000 compared to the prior year period. The increase was attributable to higher interest income due to higher investment balances and higher effective interest rates earned in the six-months ended June 28, 2006 compared to the prior year period.

Interest and Other Expense.   Interest and other expense for the six-months ended June 28, 2006 of $302,000 was $109,000 less than the prior year period primarily due to the impairment of land in the second quarter of 2005 ($104,000).

Discontinued Operations.   Loss from discontinued operations was $88,000 for the six-months ended June 28, 2006 compared to a loss of $308,000 in the prior year period. This decrease is primarily a result of there being no activity in the Genomics Division in the six-months ended June 28, 2006, except for non-cash compensation expense in the amount of $86,000 as a result of the implementation of SFAS 123(R), as compared to salary, occupancy and patent related charges in the prior year period.

Share Based Compensation.   Effective December 29, 2005, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of options granted under our various equity incentive plans is recognized as compensation expense over the option-vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption and we are not required to restate our prior period financial statements to reflect expensing of share based compensation under SFAS 123(R). Therefore, the results for the three and six-months ended June 28, 2006 are not directly comparable to the same period in 2005.

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

In accordance with the provisions of SFAS 123(R), for the three-months ended June 28, 2006, there was approximately $1.3 million, or $.09 basic and diluted loss per share from continuing operations of option related compensation expense which was allocated among research and development ($547,000) and general and administrative ($747,000) based on the function of the employee option holder. For the six-months ended June 28, 2006, there was approximately $1.9 million, or $.20 basic and diluted loss per share from continuing operations of option related compensation expense which was allocated among research and development ($875,000) and general and administrative ($982,000). Included in stock-based compensation expense for the three and six-months ended June 28, 2006, is a one-time non-cash fixed period charge in the amount of $381,000, as a result of the modification of vested shares on April 4, 2006, as discussed in Note 9. As of June 28, 2006, unrecognized compensation expense related to unvested share-based compensation arrangements granted under the various equity incentive plans totaled approximately $9.3 million.

Liquidity and Capital Resources

Our working capital requirements for research and development have been, and will continue to be, significant. As of June 28, 2006 we had working capital of $28.5 million compared to working capital of $11.6 million at December 28, 2005. Through June 28, 2006, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock, with private placements of equity securities, with the exercise of warrants and options and with debt.  We also have funded our capital requirements from the gross proceeds of the sale of our paclitaxel business (approximately $71.7 million) to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical, Inc.) (“Mayne Pharma”), a subsidiary of Mayne Group Limited, on December 12, 2003 and its operations prior to that date.

Cash and cash equivalents decreased $394,000 to $140,000 at June 28, 2006 from $534,000 at December 28, 2005. As of June 28, 2006, cash, cash equivalents and short-term investments increased $17.6 million to $31.7 million from $14.1 million at December 28, 2005. The increase was primarily due to $23.1 million of net cash provided by financing activities offset by $5.6 million of net cash used by operating activities. In the third quarter of fiscal 2006, we will pay approximately $646,000 for accrued termination benefits to our former Executive Vice President and Secretary. We recorded this obligation on our balance sheet as of March 29, 2006.

Private Placement.

On April 5, 2006 we sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $23.8 million, net of the placement agent fees and other expenses, pursuant to a Purchase Agreement dated February 2, 2006 (the “Purchase Agreement”). The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share. We may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of our common stock exceeding $4.80 for 20 consecutive trading days. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that we will receive funds from the exercise of warrants.

In addition, we issued warrants to purchase 50,000 shares of common stock to a financial advisor and issued warrants to purchase 100,000 shares of common stock to an outside consultant as a finders’ fee on substantially similar terms as the warrants issued under the Purchase Agreement. We agreed to include the shares underlying the warrants in any registration statement filed by us on behalf of the Purchasers.

In connection with the Private Placement, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and substantially maintain the effectiveness of a registration statement covering shares sold in the Private Placement. If the Company failed to file a required registration statement or to achieve or substantially maintain the effectiveness of a required registration statement during the related period (subject to the Company’s right to suspend use of the registration statement in certain circumstances), we will be obligated to pay liquidated damages in an amount up to 1.5% of the $25.5 million purchase price paid by investors for each 30 day period or pro rata for any portion thereof in excess of our allotted time. On May 4, 2006, we filed a registration statement on Form S-3 to register the resale of the shares sold in the Private Placement as well as the shares underlying the warrants issued in the Private Placement and the warrants issued to financial advisors and consultants in conjunction with the Private Placement. This registration statement was declared effective by the Securities and Exchange Commission on May 18, 2006. We are now required to maintain the effectiveness of the registration statement, subject to certain exceptions, through the period the warrants are outstanding and up to an additional two years for a maximum period of seven years through April 6, 2013.

Note Payable.

In connection with the February 18, 2005 settlement of litigation with TL Ventures over whether certain debentures issued to TL Ventures were subject to redemption upon completion of the sale of our paclitaxel business to Mayne Pharma, we paid approximately $3,184,000 in cash and issued promissory notes in the amount of $4,670,000 in exchange for the delivery of the debentures by TL Ventures to the Company for cancellation. The notes do not bear interest and are payable in monthly installments of $110,000 in 2006 and $150,000 in 2007 with a $1,000,000 payment due on January 31, 2008. Accrued interest of approximately $134,000 was included in the cash payment made as part of the settlement. We recorded the obligation resulting from the settlement on our balance sheet as of December 29, 2004. We imputed an interest rate of 18% on the notes. No gain or loss was recognized in connection with the settlement.

Going Concern.

We have no revenue and we incurred a loss of approximately $4.2 million and $8.6 million for the three and six-months ended June 28, 2006, respectively and a loss of approximately $17.5 million for the year ended December 28, 2005 and we have an accumulated deficit of $115.8 million as of June 28, 2006.

Our capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant.

As of June 28, 2006, we had cash and short-term investments totaling approximately $31.7 million. However, as of December 28, 2006 we had cash and short-term investments totaling approximately 14.1 million. These factors, as of December 28, 2005, raised substantial doubt, which has since been addressed, as discussed below, about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 28, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

In late 2005 and early 2006 we undertook a number of actions to reduce our monthly cash requirements, including, among other things, reductions in workforce and related payroll costs, reductions in facility costs, reductions in the number of active programs in development, reductions in capital expenditures and reductions in charges from outside service providers. After implementing these and other cost savings measures and further determining that our lead pharmaceutical program warranted expanded clinical development, we determined to seek the additional capital necessary to fund our ongoing operations related to our lead pharmaceutical program.

On April 6, 2006, we closed the Private Placement, as described above. As of June 28, 2006 we had cash and short-term investments of approximately $31.7 million and working capital of approximately $28.5 million.  We believe we have sufficient capital to fund our operations and capital expenditures for at least the next 12 months. However, pharmaceutical development is costly, risky and time intensive activity. To bring our various programs to completion will require us to raise additional capital as practicable to fund future operations and to provide additional working capital. There can be no assurance that we will be able to obtain additional capital on terms that will be acceptable to us or on any terms. In addition, we may seek to in-license or purchase new product or technologies. The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described below under “Risk Factors”. As a result, you should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We undertake no obligation to update any of the forward-looking statements after the date of this  Report to conform such statements to actual results.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We currently invest our excess cash balances in money market accounts and short-term investments that are subject to interest rate risk. The amount of interest income we earn on these funds will change as interest rates in general change. Our investments are subject to a loss of principal if market interest rates increase and they are sold prior to maturity. However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, an immediate 1% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 4.   Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 28, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.                        Legal Proceedings

There have been no developments in legal proceedings affecting the Company.

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

In 2005, we closed our Genomics division, and in 2006, we terminated our program relating to Huntington’s Disease and terminated development of TPI 284 as well as we discontinued the study of quassinoid analogs. These actions have permitted us to focus our development efforts primarily on the development of TPI 287, which is still in Phase I clinical trials. Our other product candidates are in preclinical development and we have no products that are approved for commercial sale. TPI 287 will require extensive additional clinical evaluation, regulatory review, marketing efforts and significant investment before we receive any revenues from it, if ever. We currently do not have the capital resources necessary to bring any of our product candidates through to commercial approval, and we do not expect TPI 287 or any of our other product candidates or technologies to be commercially available for several years. We believe that our recently consummated financing will only be sufficient to permit us to generate preliminary Phase II efficacy data on TPI 287 in a number of major tumor types, as well as begin development of, upon continued confirmatory data, a preliminary oral form of this drug candidate.

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

On April 6, 2006, we sold an aggregate of 12,750,000 shares of our common stock, and related warrants to purchase up to an aggregate of 12,750,000 shares of our common stock for gross proceeds of $25.5 million not including any proceeds from the exercise of the warrants (or approximately $23.8 million net of transaction fees and expenses). As part of the financing, we agreed to a covenant that the net proceeds from the transaction be used solely to fund the development of TPI 287 in accordance with an approved budget for fiscal years 2006 and 2007.

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

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. As a result of the adoption of SFAS 123(R), we recognized stock-based compensation expense of $1.3 or $.09 basic and diluted per share from continuing operations for the three-months ended June 28, 2008. In addition, we recognized stock-based compensation expense of $1.9 million or $.20 basic and diluted per share from continuing operations and $86,000 or $.01 basic and diluted loss per share from discontinued operations for the six-month months ended June 28, 2006. Included in the stock-based compensation expense for the three and six-months ended June 28, 2006 is a one-time non-cash fixed charge in the amount of $381,000 as a result of the amendment of certain vested options under the our existing equity incentive plans. As of June 28, 2006, there was $9.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our stock option plans. This amount will be recognized over a weighted-average period of approximately 5 years.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

On April 6, 2006, the Company sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock, for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $23.8 million, net of the placement agent fees and other expenses, pursuant to a Purchase Agreement dated February 2, 2006, by and among the Company and Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Fund III QP, L.P., Special Situations Life Sciences Fund, L.P., Special Situations Private Equity Fund, L.P., Tang Capital Partners, LP, Baker Biotech Fund II (Z), L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund III (Z), L.P., Baker Bros. Investments II, L.P., 14159, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., Investment 10, L.L.C., Fort Mason Master, L.P., Fort Mason Partners, L.P., Capital Ventures International, Merlin BioMed Long Term Appreciation, LP, Merlin BioMed Offshore Master Fund, Versant Capital Management LLC, Xmark JV Investment Partners, LLC, Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and the other parties signatory thereto. The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share. The Company may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of the Company’s common stock exceeding $4.80 for 20 consecutive trading days. Up to half of the warrants may be exercised on a cashless or net exercise basis.

Item 3.                        Defaults upon Senior Securities

Not applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders

Information concerning proposals submitted to stockholders at a special meeting held on April 4, 2006 was disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2006.

In addition, on June 21, 2006, the Company held its annual meeting of shareholders. There were 11, 926,909 shares present at the meeting, either in person or by proxy, representing over 73% of the Company’s outstanding shares.

The following shareholder actions were taken:

Three directors were re-elected to serve until the 2009 Annual Meeting of Shareholders:

Leonard P. Shaykin (10,692,879 votes cast for re-election; 1,234,030 votes withheld)

Arthur H. Hayes, Jr., M.D. (11,672,237 votes cast for re-election; 254,672 votes withheld)

Robert E. Pollack, Ph.D. (11,712,609 votes cast for re-election; 214,300 votes withheld)

Additionally, the selection by the Audit Committee of the Board of Directors of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending December 27, 2006 was ratified with 11,876,632 votes for ratification, and 12,222 votes against ratification.

Item 5.                        Other Information

Not applicable.

Item 6.                        Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
32.1#

Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350))*

32.2#

Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350))*

*                    Filed herewith

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

TAPESTRY PHARMACEUTICALS, INC.
August 7, 2006	By:	/s/ LEONARD P. SHAYKIN
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer
August 7, 2006	By:	/s/ GORDON LINK
Gordon Link
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
32.1#

Certification of Chief Executive Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350))*

32.2#

Certification of Chief Financial Officer (pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350))*

*                    Filed herewith

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