Form 10-Q
period 2006-09-27
TAPESTRY PHARMACEUTICALS, INC
filed 2006-11-07
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2006

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

As of October 31, 2006, the registrant had 16,344,395 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Part I

FINANCIAL INFORMATION

Item 1.        Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 27,	December 28,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$839	$534
Short-term investments	27,371	13,552
Prepaid expense and other current assets	419	646
Total current assets	28,629	14,732
Property, plant and equipment, net	465	608
Investment in ChromaDex, Inc.	451	451
Other assets	664	683
Total assets	$30,209	$16,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$908	$1,024
Accrued payroll and payroll taxes	1,159	1,241
Notes payable—current portion, net	1,319	840
Total current liabilities	3,386	3,105
Notes payable—long term, net	1,384	2,483
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 16,341,917 and 3,480,704 shares issued and outstanding at September 27, 2006 and December 28, 2005, respectively	122	26
Additional paid in capital	144,692	118,278
Deferred compensation	—	(114)
Accumulated deficit	(119,375)	(107,262)
Accumulated other comprehensive loss	—	(42)
Total stockholders’ equity	25,439	10,886
Total liabilities and stockholders’ equity	$30,209	$16,474

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 27,	September 28,	September 27,	September 28,
	2006	2005	2006	2005
Operating expenses:
Research and development	$2,259	$3,139	$7,464	$8,718
General and administrative	1,575	1,530	5,070	4,596
Operating loss	3,834	4,669	12,534	13,314
Other income (expense):
Interest and other income	400	274	936	656
Interest and other expense	(124)	(140)	(427)	(447)
Impairment charges	—	(963)	—	(1,067)
Loss from continuing operations	(3,558)	(5,498)	(12,025)	(14,172)
Loss from discontinued operations	—	(43)	(88)	(347)
Net loss	$(3,558)	$(5,541)	$(12,113)	$(14,519)
Basic and diluted loss per share from continuing operations	$(0.24)	$(1.61)	$(1.95)	$(4.18)
Basic and diluted loss per share from discontinued operations	$—	$(0.01)	$(0.01)	$(0.10)
Basic and diluted loss per share	$(0.24)	$(1.62)	$(1.96)	$(4.28)
Basic and diluted weighted average shares outstanding	15,051,659	3,423,899	6,178,875	3,393,982

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine-Months Ended
	September 27,	September 28,
	2006	2005
Operating activities:
Net loss	$(12,113)	$(14,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	197
Amortization of debt issue costs	—	92
Amortization of debt discount	382	348
Amortization of investment (discount)/premium	(272)	198
Compensation paid with common stock	2,539	39
Retirement contributions paid with common stock	291	315
Impairment charges	—	1,067
(Gain)/loss on sale of investments	38	(72)
Loss on disposal of assets	—	14
Changes in operating assets and liabilities:
Prepaid expense and other assets	343	128
Accounts payable and accrued liabilities	(160)	(1,418)
Accrued payroll and payroll taxes	(83)	(852)
Net cash used in operating activities	(8,867)	(14,463)
Investing acitivities:
Additions to property, plant and equipment	(25)	(216)
Proceeds from sale of assets held for sale	—	104
Purchases of investments	(59,404)	(23,379)
Proceeds from sale of investments	45,861	40,731
Net cash (used in) provided by investing activities	(13,568)	17,240
Financing acitivities:
Proceeds from the sale of common stock, net of issuance costs	23,742	—
Payments of notes payable	(1,002)	(3,474)
Proceeds from the exercise of common stock options	—	31
Net cash provided by (used in) financing activities	22,740	(3,443)
Net increase/(decrease) in cash and cash equivalents	305	(666)
Cash and cash equivalents at beginning of period	534	1,713
Cash and cash equivalents at end of period	$839	$1,047
Supplemental disclosure of cash flow information:
Interest paid	$—	$137
Non-cash investing and financing activities:
Issuance of common stock to prepay retirement plan contributions	$97	$105

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
September 27, 2006
(Unaudited)

Note 1.   Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and cash flows contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position of Tapestry Pharmaceuticals, Inc. and its wholly owned subsidiaries (the “Company”) at September 27, 2006 and December 28, 2005, the results of its operations for the three and nine-months ended September 27, 2006 and September 28, 2005, and cash flows for the nine-months ended September 27, 2006 and September 28, 2005.

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

LIQUIDITY—The Company has no revenue and has incurred losses of approximately $3.6 million and $12.1 million for the three and nine-months ended September 27, 2006, respectively and a loss of approximately $17.5 million for the year ended December 28, 2005 and has an accumulated deficit of $119.4 million as of September 27, 2006. The Company’s capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant. As of September 27, 2006, the Company had cash and short-term investments totaling approximately $28.2 million. However, as of December 28, 2005 the Company had cash and short-term investments totaling approximately $14.1 million. The amount of the Company’s cash and short-term investments, as of December 28, 2005, raised substantial doubt, which has since been addressed as discussed below, about the Company’s ability to continue as a going concern. As a result of these concerns the audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the year ended December 28, 2005 included an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

In late 2005 and early 2006 the Company took a number of actions to reduce its monthly cash requirements, including, among other things, reductions in workforce and related facilities and payroll costs, reductions in the growth of executive compensation, reductions in facility costs, reductions in the number of active programs in development, reductions in capital expenditures and reductions in charges from outside service providers. At that time the Company also determined that its lead pharmaceutical program warranted expanded clinical development. The Company therefore sought the additional capital necessary to fund its ongoing operations related to its lead pharmaceutical program.

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

As of September 27, 2006 the Company had cash and short-term investments of approximately $28.2 million and working capital of approximately $25.2 million. The Company believes it has sufficient capital to fund its operations and capital expenditures for at least the next 12 months. However, pharmaceutical development is costly, risky and time intensive activity. To bring the Company’s various programs to completion will require the Company to raise additional capital as practicable to fund future operations and to provide additional working capital. There can be no assurance that the Company will be able to obtain additional capital on terms that will be acceptable to the Company or on any terms. In addition, the Company may seek to acquire new products or technologies through in-licensing, purchase or merger. The cost and related capital expenditures of acquiring and developing such resources may be significant, and the Company may not be able to obtain capital for the development of these products or technologies.

ESTIMATES AND ASSUMPTIONS—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when determining useful lives for depreciation and amortization, assessing the need for impairment charges, accounting for income taxes, estimating the value of employee stock options, and various others items. The Company evaluates these estimates and assumptions on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates.

SHARE BASED COMPENSATION—As of September 27, 2006, the Company had five equity incentive plans (the “Plans”), the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan, and the 2006 Equity Incentive Plan (the “2006 Incentive Plan”), which was approved by shareholders on April 4, 2006.

On December 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the provisions of APB 25 and its related interpretations, no compensation expense was recognized with respect to the grant to employees of options to purchase the Company’s common stock when such stock options were granted with exercise prices equal to or greater than market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 29, 2005, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three and nine-months ended September 27, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three-months ended September 27, 2006 was $593,000 or $.04 basic and diluted loss per share from continuing operations. Stock-based compensation expense recognized under SFAS 123(R) for the nine-months ended September 27, 2006 was $2.4 million or $.38 basic and diluted loss per share from continuing operations, and $86,000 or $.01 basic and diluted loss per share from discontinued operations. Included in the stock-based compensation expense for the three and nine-months ended September 27, 2006, is a one time non-cash fixed period charge in the amount of $381,000, as a result of the modification of vested options on April 4, 2006 as discussed in Note 9. The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows.

For the three and nine-months ended September 28, 2005, the Company recorded approximately $15,000 and $39,000, respectively of stock compensation expense pursuant to APB 25 associated with the amortization of deferred stock compensation related to the vesting of stock options that were granted to consultants for services rendered to the Company. The breakdown of total stock-based compensation by expense category is as follows (in thousands):

	Three-Months Ended,		Nine-Months Ended,
	September 27, 2006	September 28, 2005	September 27, 2006	September 28, 2005
Research and development	$247	$15	$1,035	$29
General and adminstrative	346	—	1,328	7
Discontinued operations	—	—	86	3
	$593	$15	$2,449	$39

Under the modified prospective method of transition under SFAS 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R). Therefore, the results for the three and nine-months ended September 27, 2006 are not directly comparable to the same period in the prior year.

As required by SFAS 123(R), the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year period assuming the estimated fair value of the options granted prior to December 29, 2005 is amortized to expense over the option-vesting period as illustrated below (in thousands):

	Three-Months Ended, September 28, 2005	Nine-Months Ended, September 28, 2005
Net loss, as reported	$(5,541)	$(14,519)
Add: Stock-based employee compensation expense included in reported net loss	15	39
Less: Total stock-based compensation expense determined under fair value based methods for all options granted	(643)	(2,156)
Pro forma net loss	$(6,169)	$(16,636)
Net loss per share:
Basic and diluted—as reported	$(1.62)	$(4.28)
Basic and diluted—pro forma	$(1.80)	$(4.90)

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated the estimated life of each employee stock option granted in fiscal 2006 based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since its initial public offering in 1994. The risk free rate of return and the historical volatility were also based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since inception. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine-months ended September 27, 2006 have been reduced for estimated forfeitures. When estimating forfeitures, the Company takes into consideration both voluntary and involuntary terminations, as well as trends of actual option forfeitures. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

				Weighted-
				Average
	Risk-Free	Dividend	Volatility	Option
	Interest Rate	Yield	Factor	Life (Years)
Fiscal Year 2006	4.67% - 5.18%	0%	110.00% - 121.86%	3.35 - 5.78
Fiscal Year 2005	3.58% - 4.27%	0%	113.17% - 123.33%	5

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

A summary of option activity under the Plans as of September 27, 2006, and changes during the three and nine-months then ended is presented below:

Summary Details for Plan Share Options

	Three-Months Ended, September 27, 2006
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding Balance, June 28, 2006	4,242,106	$4.47	9.02	$460
Granted	1,000	$2.89	—	—
Exercised	—	—	—	—
Forfeited	(5,588)	$4.04	—	—
Outstanding Balance, September 27, 2006	4,237,518	$4.47	8.77	—

	Nine-Months Ended, September 27, 2006
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding Balance, December 29, 2005	724,802	$36.70	—	$—
Granted	4,173,597	$3.99	—	—
Exercised	—	—	—	—
Forfeited	(660,881)	$37.25	—	—
Outstanding Balance, September 27, 2006	4,237,518	$4.47	8.77	—

Included in the number of stock options granted and forfeited in the table above during the nine-months ended September 27, 2006, are 626,568 stock options that were cancelled and reissued as a result of the repricing of outstanding stock options as described in Note 9.

A summary of the status of the Company unvested shares as of September 27, 2006, and changes during the three and nine-months then ended is presented below:

Unvested Shares Issued Under the Plan

	Three-Months Ended, September 27, 2006		Nine-Months Ended, September 27, 2006
	Unvested Shares	Weighted- Average Grant-Date Fair Value	Unvested Shares	Weighted- Average Grant-Date Fair Value
Beginning unvested balance	3,695,356	$3.40	286,268	$32.15
Granted	1,000	$2.06	4,173,597	$4.71
Vested	(36,558)	$12.83	(542,335)	$5.91
Forfeited	(5,400)	$2.93	(263,132)	$39.28
Ending unvested balance	3,654,398	$3.39	3,654,398	$3.39

Included in the number of stock options granted and forfeited in the table above during the nine-months ended September 27, 2006, are 248,856 stock options that were cancelled and reissued as a result of the repricing of outstanding stock options as described in Note 9.

On October 5, 2006, the Compensation Committee of the Board of Directors approved the grant of 1,550,000 stock options from the 2006 Incentive Plan to executive employees of the Company, including its executive officers.

As of September 27, 2006, there was $9.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation expense will be recognized over a weighted-average period of approximately 4.5 years.

DERIVATIVE INSTRUMENTS—Companies are required to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The Company currently has one derivative instrument (Note 8) that is assessed on a quarterly basis, and any changes in fair value will be recognized in current earnings in the period of change.

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

Note 2.   Reverse Stock Split and Nasdaq Listing

The Company implemented a one-for-ten reverse split of its common stock effective for trading on February 6, 2006, and all share and per share amounts for all periods presented have been restated to reflect this reverse stock split. The Company’s common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, the Company must satisfy minimum financial and other requirements. On February 25, 2005, the Company received notice from the Nasdaq Stock Market, Inc. (the “Nasdaq”) that the minimum bid price of the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days and such common stock was, therefore, subject to delisting from the Nasdaq Capital Market. As a result of the one-for-ten reverse split, the minimum bid price of its common stock increased and on February 24, 2006 the Company received notice from the Nasdaq that the Company regained compliance with the minimum bid price requirement.

Note 3.   Discontinued Operations

In November 2004 the Company discontinued research on its remaining genomics programs, other than the Huntington’s Disease program, and sought a buyer for these programs. After attempting to sell the intellectual property assets related to the genomics programs over the course of the fourth quarter of 2004, the Company determined that there were no actively interested buyers. In the fourth quarter of 2004, the Company recorded a charge of $1.7 million primarily relating to an impairment of intangible assets acquired in connection with the December 2002 acquisition of the genomics business of Pangene Corporation ($1.1 million), a charge for fixed assets likely to be disposed of at less than their book value ($150,000), severance costs ($250,000) and lease termination costs ($200,000). Additional expenses related to the closure were charged to discontinued operations as incurred. Most costs relating to the closure were incurred by the end of January 2005, although certain lease costs continued through May 2005. In April 2005, the Company received $104,000 from the sale of certain fixed assets of the genomics business that were previously reserved for in the fourth quarter of 2004 and classified as Assets Held for Sale.

Net losses related to the Genomics Division that are included in discontinued operations totaled $0 and $43,000 for the three-months ended September 27, 2006 and September 28, 2005, respectively and $88,000 and $347,000 for the nine-months ended September 27, 2006 and September 28, 2005, respectively. No material revenue has been recognized in this division. There were no assets held for sale at September 27, 2006 and December 28, 2005, which relate to the discontinued operations of the genomics business.

Note 4.   Investments

Short-term investments consist of investment grade government agency, auction rate, and corporate debt securities due within one year. The Company’s investments in auction rate securities are recorded at cost, which approximates fair market value. In accordance with ARB 43, Restatement and Revision of Accounting Research Bulletins, despite the long-term nature of their stated contractual maturities, the Company has the ability and intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short-term. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are treated as a separate component of stockholders’ equity until the security is sold or until a decline in fair value market value is determined to be other than temporary. As of September 27, 2006 and December 28, 2005, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type of investment classified as available-for-sale are as follows (in thousands):

	Amortized	Unrealized	Fair
Security Type	Cost	Losses	Value
September 27, 2006
Auction rate securities	$9,800	$—	$9,800
Commercial paper	10,946	—	10,946
Corporate debt securities	4,000	—	4,000
Government agencies	2,625	—	2,625
Total investments	$27,371	$—	$27,371
December 28, 2005
Auction rate securities	$8,750	$—	$8,750
Corporate debt securities	4,844	(42)	4,802
Total investments	$13,594	$(42)	$13,552

Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Three-Months Ended,		Nine-Months Ended,
	September 27,	September 28,	September 27,	September 28,
	2006	2005	2006	2005
Net loss, as reported	$(3,558)	$(5,541)	$(12,113)	$(14,519)
Unrealized gain (loss) on available-for-sale securities	8	16	42	(9)
Comprehensive net loss	$(3,550)	$(5,525)	$(12,071)	$(14,528)

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

Note 6.   Other Long-Term Assets—Land

As part of the Company’s preparation of its interim financial statements for the second quarter ending June 29, 2005, and in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment of Long-Lived Assets, the Company recognized an impairment charge on the carrying value of its land of $104,000 to revalue it to an estimated fair market value of $614,000.

Note 7.   Notes Payable, Current and Long-Term

On February 18, 2005, the Company entered into an agreement with TL Ventures providing for a complete settlement of its ongoing litigation with them over whether certain debentures issued to TL Ventures were subject to redemption upon completion of the sale of its paclitaxel business to Mayne Pharma, a mutual release of claims, the payment of approximately $3,184,000 in cash and the issuance by the Company of promissory notes in an aggregate amount of $4,670,000 in exchange for delivery for cancellation of debentures in the principal amount of $8,000,000 that had been issued by the Company. The notes are payable in monthly installments of $110,000 in 2006 and $150,000 in 2007, with a final payment of $1,000,000 due on January 31, 2008. The notes do not bear interest; however, an imputed interest rate of 18% was used to determine a fair carrying value of the notes. Accrued interest of approximately $134,000 was included in the cash payment made as part of the settlement. The Company recorded the obligation resulting from the settlement on its balance sheet as of December 29, 2004.

Note 8.   Stockholders’ Equity

In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 43,814 shares of restricted stock under the Company’s equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. To date, under this program, 5,256 shares have been surrendered due to employees leaving employment with the Company. The stock component of the program includes 18,463 shares that vested on September 6, 2006 and 20,095 additional shares to vest on September 6, 2007, contingent upon participants being employed by the Company on those dates. The total value of the common stock component of the program is $139,000 (net of terminations) based on the fair value of the underlying common stock at the date of grant. The cash component related to the tax effects of the program amounted to $93,000 and was expensed in the third quarter of 2005. For the three and nine-months ended September 27, 2006, $20,000 and $69,000, respectively, of expense related to the program was recognized. As a result of the adoption of SFAS 123(R), the deferred compensation balance has been eliminated against additional paid in capital. The remaining unamortized expense associated with the program of $33,000 will be recognized over the vesting period through September 2007.

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

Pursuant to the terms of the registration rights agreement entered into by the Company at the closing of the Private Placement, the Company filed with the SEC a registration statement on Form S-3 covering the resale of the common stock sold to investors in the Private Placement. The registration rights agreement provides, among other things, that the Company will use commercially reasonable efforts to effect the registration of the securities within 90 days of closing, and to continuously maintain effectiveness. If sales cannot be made under the registration statement (other than for certain periods when the Company is permitted under the agreement to suspend use of the registration statement when it has delayed disclosure of material nonpublic information) then the Company is obligated to pay each investor liquidated damages, in cash, equal to 1.5% per 30 day period (or pro rata for a portion thereof) of the aggregate purchase price paid by such investor. The SEC declared the Company’s Form S-3 effective on May 18, 2006, which was within 90 days of closing.

The Company views the registration rights agreement containing the liquidated damages provision as a separate freestanding contract as discussed in Emerging Issues Task Force (“EITF”) Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock(“EITF 05-4”)’, and that the registration rights agreement has nominal value. Under this approach, the registration rights agreement is accounted for separately from the financial instrument in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, the classification of the warrants has been determined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and the warrants have been accounted for as permanent equity.

The Company has valued the liquidated damages provision of the registration rights agreement at nominal value. In determining this as the fair value, the Company considered the following factors. The agreement provides that there is a 90-day period to have the registration statement declared effective before liquidated damages apply. The Company believed at the closing of the Private Placement it was probable the registration statement would be declared effective within the 90-day period. The registration statement was declared effective in less than 90 days and in the same fiscal quarter as the closing of the private placement, and therefore the Company was aware that there was no value to the liquidate damages provision for the initial 90 day period. The liquidated damages provision would only have value in the future if sales may not be made thereunder for periods other than as permitted thereunder. The Company believes the events that would lead to sales being unable to be made under the registration statement for periods other than as permitted are unlikely to occur. In future periods, should the Company conclude that it is probable, as defined in SFAS No. 5, “Accounting for Contingencies,” that a liability for liquidated damages will occur, the Company will record the estimated cash value of the liquidated damages liability at that time.

Note 9.   Equity Incentive Plans

As of September 27, 2006, the Company had five equity incentive plans, the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by shareholders on April 4, 2006.

2006 Equity Incentive Plan and New Stock Option Grants

In January 2006, the Board of Directors adopted, subject to stockholder approval, the Company’s 2006 Equity Incentive Plan. The Board adopted the 2006 Incentive Plan at the same time it approved the Private Placement. In conjunction with the adoption of the 2006 Incentive Plan, and subject to stockholder approval, the Board granted options to purchase 30,000 shares of common stock to each non-employee director of the Board totaling 180,000 shares. In addition, subject to stockholder approval, the Compensation Committee of the Board of Directors (“Compensation Committee”) granted options to purchase shares of common stock to employees of the Company, including its executive officers, totaling 3,079,480 shares. Stockholder approval for the 2006 Incentive Plan and grant of the stock options thereunder was received on April 4, 2006.

The number of shares initially reserved for issuance under the 2006 Incentive Plan totals 6,577,106. Subject to limited exceptions, the grant date for the each of the options, as discussed above, is April 4, 2006. The exercise price of such options is $4.02 and was established as the average of the closing sale prices of the Company’s common stock on the Nasdaq Capital Market on the fourth through eighth trading days following the Company’s announcement of the Private Placement. The resulting exercise price of $4.02 was above the closing sales price of the Company’s common stock on April 4, 2006. Each option vests as follows: 1/6 when the 20 trading day average of the closing sale prices of the common stock equals or exceeds 130% (or $5.23) of the exercise price of the stock option; 1/6 when such average equals or exceed 160% (or $6.43) of the exercise price; 1/6 when such average equals or exceeds 190% (or $7.64) of the exercise price; 1/6 when such average equals or exceeds 220% (or $8.84) of the exercise price; 1/6 when such average equals or exceeds 250% (or $10.05) of the exercise price; and 1/6 when such average equals or exceeds 300% (or $12.06) of the exercise price. All stock options vest at the latest on the fifth anniversary of the date of grant. The awards otherwise were made in accordance with the terms and conditions of the 2006 Incentive Plan and the Form of Stock Option Agreement for grants thereunder.

On October 5, 2006, the Compensation Committee of the Board of Directors approved the grant of 1,550,000 stock options from the 2006 Incentive Plan to executive employees of the Company, including its executive officers.

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

After giving effect to the above transactions, as of October 5, 2006 the total number of common shares authorized for issuance related to grants under all of the equity incentive plans was 6,577,106, of which 5,787,468 options (excluding 50 options issued outside of the above plans) remain outstanding and 789,588 shares remain reserved for future grants.

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

Note 12.   Net Income (Loss) Per Share

Basic earnings (loss) per share is measured as net income or loss divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that have an antidilutive effect are excluded from diluted earnings per share (e.g. vested stock options and warrants that could be converted representing 12,917,900 shares at September 27, 2006 and 568 shares at September 28, 2005). Net loss per common share is computed using the weighted average number of shares of common stock outstanding.

Note 13.   Settlement Agreement

On March 22, 2006 the Company and Dr. Patricia Pilia entered into a Settlement Agreement (the “Settlement Agreement”) in connection with Dr. Pilia’s termination of employment by the Company without cause on February 23, 2006. Dr. Pilia is a member of the Board of Directors and previously served as Executive Vice President and Secretary of the Company and was party to an employment agreement with the Company. In connection with the Settlement Agreement, the Company recorded an obligation of $646,000 for termination benefits at March 29, 2006 that was paid in the third quarter of fiscal 2006.

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

General

Tapestry Pharmaceuticals, Inc. (“we,” “Tapestry” or “the Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. Our primary development effort is focused on TPI 287, a novel taxane under development for the treatment of cancer. We filed an Investigational New Drug (“IND”) application on December 21, 2004 covering TPI 287, and commenced human clinical trials with TPI 287 in the second quarter of 2005. We are also actively engaged in evaluating new therapeutic agents and/or related technologies. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds or platform technologies. Acquisitions of new products or technologies may involve the purchase or license of such products or technologies, or the acquisition of, or merger with, other companies.

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

During the third quarter of 2005, we incurred severance costs of $299,000 associated with the elimination of two executive positions, five other general and administrative positions and 15 research and development positions (including one consultant).

During the first quarter of 2006, the Company and Dr. Patricia Pilia entered into a Settlement Agreement (the “Settlement Agreement”) in connection with Dr. Pilia’s termination of employment by the Company without cause on February 23, 2006. Dr. Pilia is a member of the Board of Directors and previously served as Executive Vice President and Secretary of the Company and was party to an employment agreement with the Company. In connection with the Settlement Agreement, we recorded an obligation of $646,000 for termination benefits at March 29, 2006 that was paid in the third quarter of fiscal 2006.

We will incur substantial research and development expense, including expense for clinical trials related to the development of our proprietary anti-cancer agents. We have incurred significant losses, including losses from continuing operations of $12.0 million for the nine-months ended September 27, 2006. Our accumulated deficit was $119.4 million as of September 27, 2006. As a result of our implementation of SFAS 123(R), for the nine-months ended September 27, 2006, operating expenses were increased by non-cash compensation charges totaling $2.5 million, including one-time non-cash fixed period charge in the amount of $381,000 relating to the modifications of vested stock options. We anticipate that losses will continue until such time, if ever, as we are able to commercialize our product candidates and generate sufficient sales to support our development operations, including the research and development activity mentioned above.

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

Research and Development

Our current business is focused primarily on the clinical development of TPI 287, along with limited research and development of other proprietary therapies for the treatment of cancer. The table below shows our research and development expense by major category, with the expense related to our Genomics Division included in discontinued operations (in thousands):

	Three-Months Ended,		Nine-Months Ended,
	September 27,	September 28,	September 27,	September 28,
	2006	2005	2006	2005
Oncology	$2,259	$2,918	$7,554	$8,150
Huntington’s Disease	—	221	(90)	568
Discontinued operations	—	43	88	392
	$2,259	$3,182	$7,552	$9,110

The following chart identifies our three therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indication(s)	Development Status
TPI 287 IV	Prostate, Non-Small Cell Lung, and Breast Cancers	Phase I
TPI 287 Oral	Various Solid Tumors	Preclinical Development
Linked Cytotoxics	Cancers	Research

We terminated the Oligo Therapy program related to Huntington’s Disease in January 2006. We also terminated the development of TPI 284, a linked cytotoxic compound, in January 2006 and we discontinued the study of quassinoid analogs in June 2006. We are continuing limited research relating to linked cytotoxic agents.

•  TPI 287 is a proprietary third generation taxane. On December 21, 2004, we filed an Investigational New Drug (“IND”) application, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”). In May 2005, we treated our first patient in a once every 7 day Phase I clinical trial of the intravenous (“IV”) formulation of TPI 287. In January 2006, we began a second Phase I clinical trial of TPI 287 IV to evaluate an alternative dosing schedule. In preclinical testing, TPI 287 demonstrated the ability to inhibit tumor cell growth in a number of in vitro cell lines and showed inhibition of tumors in certain animal xenograft models when tested against standard comparative agents. The in vitro activity was seen across multiple cell lines including cell lines known to be sensitive to taxanes and cell lines known to be resistant to taxanes. Taxane sensitive cell lines in which TPI 287 shows activity include cell lines derived from breast cancer, uterine cancer and non-small cell lung cancer. Taxane resistant cell lines in which TPI 287 has shown activity include cell lines derived from breast cancer, colon cancer and prostate cancer. In in vivo animal testing, TPI 287 demonstrated tumor growth inhibition activity in tumor cell lines with mutant tubulin and multiple drug resistance, or MDR1.

•  In October 2006, we reached the maximum tolerated dose (MTD”) in our once every 21 day Phase I trial. We continue to add patients in this Phase I trial at the MTD to provide us with additional clinical experience with TPI 287 at this dosing schedule. In addition, we are continuing to recruit patients in our once every 7 day Phase I trial and hope to reach MTD in this study by the end of 2006. We expect to begin treating patients in our first Phase II trials of TPI 287 in both prostate and non-small cell lung cancer in the first quarter of fiscal 2007. Additional Phase II studies in other indications will follow thereafter. Our Phase II trials are designed to determine in what tumor type our compound might be advanced for Phase III studies, if any. As we recruit patients for these first Phase II studies, and others to follow, we will see an increase in our clinical spending.

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

Results of Operations—Three-Months Ended September 27, 2006 Compared to the Three-Months Ended September 28, 2005

Research and Development Expense.   Research and development expense from continuing operations for the three-months ended September 27, 2006 was $2.3 million, a decrease of $880,000 from the prior year period. Oncology research and development expenditures decreased by $659,000 to $2.3 million in the three-months ended September 27, 2006, and Huntington’s Disease related spending decreased by $221,000 to $0.

The decrease in oncology expense was primarily due to decreased compensation costs ($250,000), decreased manufacturing costs of ($660,000) and decreased toxicology costs of ($100,000), offset by increased supplies costs ($359,000). The decrease in expense related to the Huntington’s Disease program was a result of the termination of the program in January 2006. Included in research and development expense is a non-cash compensation expense in the amount of $259,000 and $14,000 for the quarter ended September 27, 2006 and September 28, 2005, respectively, as a result of the implementation of SFAS 123(R) and the modification of vested stock options that was partially offset by lower salary expense due to the staffing reductions in July 2005.

General and Administrative Expense.   General and administrative expense for the three-months ended September 27, 2006 was $1.6 million, an increase of $45,000 from the prior year period.

This increase was due primarily due to increased compensation costs ($236,000), as well as increased Board of Directors costs ($44,000), partially offset by decreases in other consulting expense ($31,000), accounting and auditing expense ($40,000), outside legal expense ($29,000), other outside services ($89,000) as well as insurance ($45,000). The increase in compensation related expenses, which includes Board of Directors costs, was primarily the result of non-cash compensation expense in the amount of $356,000 and $0 for the quarter ended September 27, 2006 and September 28, 2005, respectively, as a result of the implementation of SFAS 123(R) and the modification of vested stock options which was partially offset by lower salary expense due to the staffing reductions in July 2005.

Interest and Other Income.   Interest and other income for the three-months ended September 27, 2006 of $400,000 represented an increase of $126,000 compared to the prior year period. The increase was attributable to higher interest income due to higher investment balances as well as higher effective interest rates earned in the three-months ended September 27, 2006 compared to the prior year period.

Interest and Other Expense.   Interest and other expense for the three-months ended September 27, 2006 of $124,000 was $16,000 less than the prior year period due to the reduction in principal of the note payable to TL Ventures.

Impairment Charges.   Impairment charges for the three-months ended September 28, 2005 of $963,000 were the result of a revaluation of our investment in ChromaDex (see Note 5). There were no impairment charges in the current year quarter.

Discontinued Operations.   Loss from discontinued operations was $0 for the three-months ended September 27, 2006 compared to a loss of $43,000 in the prior year period. This decrease is the result of there being no activity in the Genomics Division in the current quarter.

Results of Operations—Nine-Months Ended September 27, 2006 Compared to the Nine-Months Ended September 28, 2005

Research and Development Expense.   Research and development expense from continuing operations for the nine-months ended September 27, 2006 was $7.5 million, a decrease of $1.3 million from the prior year period. Oncology research and development expenditures decreased by $596,000 to $7.6 million for the nine-months ended September 27, 2006, and Huntington’s Disease related spending decreased by $658,000 to ($90,000).

The decrease in oncology expense was due to an increase in compensation costs ($676,000), increased clinical trial cost ($232,000) as well as increased supplies costs of ($377,000), offset by reductions in outside manufacturing costs ($1.4 million) associated with preparing active pharmaceutical ingredient and drug product material for the clinical trials of TPI 287, a decrease in consulting and other outside service costs ($419,000) and a decrease in occupancy costs ($68,000).

The increase in compensation expense in the nine-months ended September 27, 2006 was primarily related to the non-cash compensation expense in the amount of $1.0 million for the nine-months ended September 27, 2006 compared to $32,000 for the nine-months ended September 28, 2005, respectively, as a result of the implementation of SFAS 123(R) and the modifications of vested stock options. In addition, in the first quarter of 2006, we recorded a $646,000 charge as a result of the employment agreement settlement due to the termination of the employment of the Company’s Executive Vice President and Secretary. These increases were offset by lower salary expense due to the staffing reductions in July 2005.

The decrease in expense related to the Huntington’s Disease program was a result of a reversal of laboratory fees owed to the University of Delaware as well as the reduction in work force.

General and Administrative Expense.   General and administrative expense for the nine-months ended September 27, 2006 was $5.1 million, an increase of $474,000 from the same period in 2005. This increase was due to higher compensation related costs ($849,000) and Board of Directors costs ($164,000) offset by lower insurance costs ($119,000), lower outside legal costs ($122,000), lower outside accounting and auditing costs $(81,000), lower travel costs ($31,000), and lower outside service costs related to investor relations ($157,000). The increase in compensation related expenses, including Board of Director costs, was primarily the result of non-cash compensation expense in the amount of $1.3 million and $7,000 for the nine-months ended September 27, 2006 and September 28, 2005, respectively, as a result of the implementation of SFAS 123(R) and the modification of vested stock options, offset by lower salary expense due to the staffing reductions in July 2005.

Interest and Other Income.   Interest and other income for the nine-months ended September 27, 2006 of $936,000 represented an increase of $280,000 compared to the prior year period. The increase was attributable to higher interest income due to higher investment balances and higher effective interest rates earned in the nine-months ended September 27, 2006 compared to the prior year period.

Interest and Other Expense.   Interest and other expense for the nine-months ended September 27, 2006 of $427,000 was $20,000 less than the prior year period due to the reduction in principal of the note payable to TL Ventures.

Impairment Charges.   Impairment charges for the nine-months ended September 28, 2005 of $1.1 million were primarily the result of a revaluation of our investment in ChromaDex (see Note 5) in the amount of $963,000 and a reduction in value of our land (see Note 6) in the amount of $104,000. There were no impairment charges in the current year period.

Discontinued Operations.   Loss from discontinued operations was $88,000 for the nine-months ended September 27, 2006 compared to a loss of $347,000 in the prior year period. This decrease is primarily a result of there being no activity in the Genomics Division in the nine-months ended September 27, 2006, except for non-cash compensation expense in the amount of $86,000 as a result of the implementation of SFAS 123(R), as compared to salary, occupancy and patent related charges in the prior year period.

Share Based Compensation.   Effective December 29, 2005, we adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS 123(R), the estimated fair value of options granted under our various equity incentive plans is recognized as compensation expense over the option-vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. We are not required to restate our prior period financial statements to reflect expensing of share based compensation under SFAS 123(R). Therefore, the results for the three and nine-months ended September 27, 2006 are not directly comparable to the same period in 2005.

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

In accordance with the provisions of SFAS 123(R), for the three-months ended September 27, 2006, there was approximately $593,000, or $.04 basic and diluted loss per share from continuing operations of option related compensation expense which was allocated among research and development ($247,000) and general and administrative ($346,000) based on the function of the employee option holder. For the nine-months ended September 27, 2006, there was approximately $2.4 million, or $.38 basic and diluted loss per share from continuing operations of option related compensation expense which was allocated among research and development ($1.1 million) and general and administrative ($1.3 million). Included in stock-based compensation expense for the nine-months ended September 27, 2006, is a one-time non-cash fixed period charge in the amount of $381,000, respectively, as a result of the modification of vested shares on April 4, 2006, as discussed in Note 9 to our unaudited financial statements included elsewhere in the report. As of September 27, 2006, unrecognized compensation expense related to unvested share-based compensation arrangements granted under the various equity incentive plans totaled approximately $9.1 million.

Liquidity and Capital Resources

Our working capital requirements for research and development have been, and will continue to be, significant. As of September 27, 2006 we had working capital of $25.2 million compared to working capital of $11.6 million at December 28, 2005. Through September 27, 2006, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock, with private placements of equity securities, with the exercise of warrants and options and with debt. We also have funded our capital requirements from the gross proceeds of the sale of our paclitaxel business (approximately $71.7 million) to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical, Inc.) (“Mayne Pharma”), a subsidiary of Mayne Group Limited, on December 12, 2003 and its operations prior to that date.

Cash and cash equivalents increased $305,000 to $839,000 at September 27, 2006 from $534,000 at December 28, 2005. As of September 27, 2006, cash, cash equivalents and short-term investments increased $14.1 million to $28.2 million from $14.1 million at December 28, 2005. The increase was primarily due to $22.7 million of net cash provided by financing activities offset by $8.9 million of net cash used by operating activities and $13.6 million of net cash used by investing activities.

Private Placement

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

Note Payable

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

Going Concern

We have no revenue and we incurred a loss of approximately $3.6 million and $12.1 million for the three and nine-months ended September 27, 2006, respectively and a loss of approximately $17.5 million for the year ended December 28, 2005 and we have an accumulated deficit of $119.4 million as of September 27, 2006. Our capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant.

As of September 27, 2006, we had cash and short-term investments totaling approximately $28.2 million. However, as of December 28, 2005 we had cash and short-term investments totaling approximately 14.1 million. The amount of the Company’s cash and short-term investments, as of December 28, 2005, raised substantial doubt, which has since been addressed, as discussed below, about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 28, 2005 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

On April 6, 2006, we closed the Private Placement, as described above. As of September 27, 2006 we have cash and short-term investments of approximately $28.2 million and working capital of approximately $25.2 million. We believe we have sufficient capital to fund our operations and capital expenditures for at least the next 12 months. However, pharmaceutical development is costly, risky and time intensive activity. To bring our various programs to completion will require us to raise additional capital as practicable to fund future operations and to provide additional working capital. There can be no assurance that we will be able to obtain additional capital on terms that will be acceptable to us or on any terms. In addition, we may seek to in-license or purchase new products or technologies. The cost and related capital expenditures of acquiring and developing such resources may be significant, and we may not be able to obtain capital for the development of these products or technologies.

Reverse Stock Split and Nasdaq Listing

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described below under “Risk Factors” identified in Item 1A of Part II of this Report. As a result, you should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We undertake no obligation to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

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

Item 4.        Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 27, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.        Legal Proceedings

There have been no material developments in legal proceedings affecting the Company during the quarter.

Item 1A      Risk Factors

You should carefully consider the following risk factors related to our current business operations before making a decision to invest in our common stock. Additional risks of which we are not yet aware or that we currently believe are immaterial may also adversely impair us. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer, the trading price of common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We currently are focusing our development efforts on only one product candidate, TPI 287, and we will have limited prospects for successful operations if TPI 287 does not prove successful in clinical trials or is never commercialized because of the costs of continuing development or for other reasons.

In 2005, we closed our Genomics division, and in 2006, we terminated our program relating to Huntington’s Disease and terminated development of TPI 284 as well as we discontinued the study of quassinoid analogs. These actions have permitted us to focus our development efforts primarily on the development of TPI 287, which is still in Phase I clinical trials. Our other product candidates are in preclinical development and we have no products that are approved for commercial sale. TPI 287 will require extensive additional clinical evaluation, regulatory review, marketing efforts and significant investment before we receive any revenues from it, if ever. We currently do not have the capital resources necessary to bring any of our product candidates through to commercial approval, and we do not expect TPI 287 or any of our other product candidates or technologies to be commercially available for several years. We believe that our recently consummated financing will only be sufficient to permit us to generate preliminary Phase II data on TPI 287 in a number of tumor types. Our efforts may not lead to commercially successful products for a number of reasons, including the inability to be proven safe and effective in clinical trials, the lack of regulatory approvals or obtaining regulatory approvals that are narrower than we seek, inadequate financial resources to complete the development and commercialization of our product candidates or the lack of acceptance in the marketplace. Given the limited focus on one product candidate, if TPI 287 does not prove successful in clinical trials or is not commercialized because we have insufficient resources for continued development for any other reason, we may be required to suspend or discontinue our operations and you could lose your entire investment in the Company.

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

Despite this recent financing, our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms. We could also be required to seek strategic partners at an earlier stage than might be preferable and on less favorable terms than might be otherwise available. To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. In addition, any new securities issued might have rights, preferences or privileges senior to those of the securities held by stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or we may subject our assets to security interests. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future.

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

The clinical development of our product candidates has many risks of failure. Drugs must be proven safe and effective before they can be approved for human use. The advancement of drug candidates into human clinical trials is dependent on the positive outcome of pending preclinical studies, decisions by the FDA, institutional review boards, and other regulatory factors. Patient recruitment for clinical trials can be difficult, and clinical trials may be delayed or prolonged due to inability to recruit a sufficient number of patients. We may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Our product candidates rely on new and unproven technologies, and none of our proposed products or technologies has yet completed clinical tests designed to measure their safety or effectiveness in humans. The data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties and other actions that would seriously impair our ability to conduct our business. Even if regulatory approval is granted for a product, this approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market.

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

We expect that significant additional capital will be required in the future to continue our research and development efforts. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock in more than one transaction, stockholders who purchase stock may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders. In addition, our Board of Directors and stockholders recently adopted a new equity incentive plan that will provide for an initial reservation of 6,577,106 shares of common stock, for which 5,787,468 options are outstanding and 789,588 shares remain reserved for future grants as of October 18, 2006. The shares available for issuance under this equity incentive plan may be increased by up to 1,600,000 shares of common stock based upon the number of shares of common stock we issue during the three year period after April 5, 2006. Our stockholders also recently approved an amendment to our bylaws and our existing stock option plans to permit the repricing of approximately 630,038 of our currently outstanding stock options, which was effected on April 4, 2006 and the exercise price of each such repriced option was reduced to $4.02 per share.

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

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. As a result of the adoption of SFAS 123(R), we have recognized stock-based compensation expense of $593,000 or $.04 basic and diluted per share from continuing operations for the three-months ended September 27, 2006. In addition, we have recognized stock-based compensation expense of $2.4 million or $.38 basic and diluted per share from continuing operations for the nine-months ended September 27, 2006. Included in the stock-based compensation expense for the nine-months ended September 27, 2006 is a one-time non-cash fixed charge in the amount of $381,000 as a result of the amendment of certain vested options under the our existing equity incentive plans. As of September 27, 2006, there was $9.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our stock option plans. This amount will be recognized over a weighted-average period of approximately 4.5 years.

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

Not applicable

Item 3.        Defaults upon Senior Securities

Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

Not applicable

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

TAPESTRY PHARMACEUTICALS, INC.
November 6, 2006	By:	/s/ LEONARD P. SHAYKIN
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer
November 6, 2006	By:	/s/ GORDON LINK
Gordon Link
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)
November 6, 2006	By:	/s/ MATTHEW J. MAJOROS
Matthew J. Majoros
Controller (Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
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