Form 10-Q/A
period 2006-09-27
TAPESTRY PHARMACEUTICALS, INC
filed 2007-01-30
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to amend portions of “Part I, Item 1. Financial Statements” previously filed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2006 and make certain other additions and conforming amendments with respect thereto. This Amendment No. 1 adjusts the Company’s Consolidated Statements of Operations for the three and nine-months ended September 27, 2006 to correct a computational error that caused the weighted average shares outstanding and loss per share amounts to be misstated in the original Form 10-Q. The weighted average shares outstanding for the three and nine-months ended September 27, 2006 should have been 16,341,916 and 11,762,608, respectively. The loss per share from continuing operations for the three and nine-months ended September 27, 2006 should have been $(0.22) and $(1.02), respectively.  The net loss per share for the three and nine-months ended September 27, 2006 should have been $(0.22) and $(1.03), respectively.  The adjustment has no impact on the Company’s net loss, Consolidated Balance Sheets or Consolidated Statements of Cash Flows that were previously filed in the original Form 10-Q. This amended Form 10-Q/A also includes additional disclosure related to these adjustments under “Item 4. Controls and Procedures” and amends the related references in the original Form 10-Q to the amounts described in this paragraph as appropriate to reflect these adjustments.

This amended Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Form 10-Q. Additionally, this amended Form 10-Q/A speaks as of the date of the original Form 10-Q and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-Q/A and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Part I

FINANCIAL INFORMATION

Item 1.        Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 27,	December 28,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$839	$534
Short-term investments	27,371	13,552
Prepaid expense and other current assets	419	646
Total current assets	28,629	14,732
Property, plant and equipment, net	465	608
Investment in ChromaDex, Inc.	451	451
Other assets	664	683
Total assets	$30,209	$16,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$908	$1,024
Accrued payroll and payroll taxes	1,159	1,241
Notes payable—current portion, net	1,319	840
Total current liabilities	3,386	3,105
Notes payable—long term, net	1,384	2,483
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 16,341,916 and 3,480,704 shares issued and outstanding at September 27, 2006 and December 28, 2005, respectively	122	26
Additional paid in capital	144,692	118,278
Deferred compensation	—	(114)
Accumulated deficit	(119,375)	(107,262)
Accumulated other comprehensive loss	—	(42)
Total stockholders’ equity	25,439	10,886
Total liabilities and stockholders’ equity	$30,209	$16,474

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 27,	September 28,	September 27,	September 28,
	2006	2005	2006	2005
Operating expenses:
Research and development	$2,259	$3,139	$7,464	$8,718
General and administrative	1,575	1,530	5,070	4,596
Operating loss	3,834	4,669	12,534	13,314
Other income (expense):
Interest and other income	400	274	936	656
Interest and other expense	(124)	(140)	(427)	(447)
Impairment charges	—	(963)	—	(1,067)
Loss from continuing operations	(3,558)	(5,498)	(12,025)	(14,172)
Loss from discontinued operations	—	(43)	(88)	(347)
Net loss	$(3,558)	$(5,541)	$(12,113)	$(14,519)
Basic and diluted loss per share from continuing operations (restated—Note 14)	$(0.22)	$(1.61)	$(1.02)	$(4.18)
Basic and diluted loss per share from discontinued operations	$—	$(0.01)	$(0.01)	$(0.10)
Basic and diluted loss per share (restated—Note 14)	$(0.22)	$(1.62)	$(1.03)	$(4.28)
Basic and diluted weighted average shares outstanding (restated—Note 14)	16,341,916	3,423,899	11,762,608	3,393,982

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 29, 2005, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three and nine-months ended September 27, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three-months ended September 27, 2006 was $593,000 or $.03 basic and diluted loss per share from continuing operations. Stock-based compensation expense recognized under SFAS 123(R) for the nine-months ended September 27, 2006 was $2.4 million or $.20 basic and diluted loss per share from continuing operations, and $86,000 or $.01 basic and diluted loss per share from discontinued operations. Included in the stock-based compensation expense for the three and nine-months ended September 27, 2006, is a one time non-cash fixed period charge in the amount of $381,000, as a result of the modification of vested options on April 4, 2006 as discussed in Note 9. The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows.

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

As of September 27, 2006, there was $9.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation expense will be recognized over a weighted-average period of approximately 4.5years.

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

Note 14.   Weighted Average Shares Outstanding and Loss Per Share Adjustment

The Company determined that a computational error caused the weighted average shares outstanding and loss per share amounts as reported to be misstated. As such, the unaudited three and nine-months ended September 27, 2006 financial information as previously reported has been adjusted below. The adjustment has no impact on the net loss for the three and nine-months ended September 27, 2006, Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

	Three-Months Ended, September 27, 2006
	Previously		As
	Reported	Adjustment	Restated
Operating expenses:
Research and development	$2,259		$2,259
General and administrative	1,575		1,575
Operating loss	3,834	—	3,834
Other income (expense):
Interest and other income	400		400
Interest and other expense	(124)		(124)
Impairment charges	—		—
Loss from continuing operations	(3,558)	—	(3,558)
Loss from discontinued operations	—	—	—
Net loss	$(3,558)	0	$(3,558)
Basic and diluted loss per share from continuing operations	$(0.24)	$0.02	$(0.22)
Basic and diluted loss per share from discontinued operations	$—	$—	$—
Basic and diluted loss per share	$(0.24)	$0.02	$(0.22)
Basic and diluted weighted average shares outstanding	15,051,659	1,290,257	16,341,916

	Nine- Months Ended, September 27, 2006
	Previously		As
	Reported	Adjustment	Restated
Operating expenses:
Research and development	$7,464		$7,464
General and administrative	5,070		5,070
Operating loss	12,534	—	12,534
Other income (expense):
Interest and other income	936		936
Interest and other expense	(427)		(427)
Impairment charges	—		—
Loss from continuing operations	(12,025)	—	(12,025)
Loss from discontinued operations	(88)	—	(88)
Net loss	$(12,113)	0	$(12,113)
Basic and diluted loss per share from continuing operations	$(1.95)	$0.93	$(1.02)
Basic and diluted loss per share from discontinued operations	$(0.01)	$—	$(0.01)
Basic and diluted loss per share	$(1.96)	$0.93	$(1.03)
Basic and diluted weighted average shares outstanding	6,178,875	5,583,733	11,762,608

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

In accordance with the provisions of SFAS 123(R), for the three-months ended September 27, 2006, there was approximately $593,000, or $.03 basic and diluted loss per share from continuing operations of option related compensation expense which was allocated among research and development ($247,000) and general and administrative ($346,000) based on the function of the employee option holder. For the nine-months ended September 27, 2006, there was approximately $2.4 million, or $.20 basic and diluted loss per share from continuing operations of option related compensation expense which was allocated among research and development ($1.1 million) and general and administrative ($1.3 million). Included in stock-based compensation expense for the nine-months ended September 27, 2006, is a one-time non-cash fixed period charge in the amount of $381,000, respectively, as a result of the modification of vested shares on April 4, 2006, as discussed in Note 9 to our unaudited financial statements included elsewhere in the report. As of September 27, 2006, unrecognized compensation expense related to unvested share-based compensation arrangements granted under the various equity incentive plans totaled approximately $9.1 million.

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

Item 4.        Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 27, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 27, 2006 because of the material weakness described below.

As of September 27, 2006, we determined that we did not maintain effective control over the completeness and accuracy of the supporting schedule of weighted average shares outstanding. Specifically, our supervisory review and approval controls did not detect a computational error in the weighted average shares outstanding calculation. This control deficiency made it necessary to restate the Consolidated Statements of Operations included in this Form 10-Q/A. Management has concluded that this control deficiency constitutes a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements, including the related disclosures, will not be prevented or detected. Management has implemented additional controls and procedures relating to the preparation of the supporting schedule of weighted average shares outstanding, including formalization of policies and procedures regarding the preparation and supervisory review of the condensed consolidating financial information. Such policies and procedures include the implementation of check totals and analytical analyses to increase accuracy, as well as two levels of review of the supporting schedules from which it was derived, which management believes will remediate the material weakness described above.

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

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. As a result of the adoption of SFAS 123(R), we have recognized stock-based compensation expense of $593,000 or $.03 basic and diluted per share from continuing operations for the three-months ended September 27, 2006. In addition, we have recognized stock-based compensation expense of $2.4 million or $.20 basic and diluted per share from continuing operations for the nine-months ended September 27, 2006. Included in the stock-based compensation expense for the nine-months ended September 27, 2006 is a one-time non-cash fixed charge in the amount of $381,000 as a result of the amendment of certain vested options under the our existing equity incentive plans. As of September 27, 2006, there was $9.1 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our stock option plans. This amount will be recognized over a weighted-average period of approximately 4.5 years.

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

#      This certification “accompanies” this Form 10-Q/A, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q/A), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.
January 30, 2007	By:	/s/ LEONARD P. SHAYKIN
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer
January 30, 2007	By:	/s/ GORDON LINK
Gordon Link
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)
January 30, 2007	By:	/s/ MATTHEW J. MAJOROS
Matthew J. Majoros
Controller (Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
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

#      This certification “accompanies” this Form 10-Q/A, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q/A), irrespective of any general incorporation language contained in such filing.