Form 10-K
period 2006-12-27
TAPESTRY PHARMACEUTICALS, INC
filed 2007-03-07
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2006

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

(303) 516-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act :

Title of Each Class	Name of Each Exchange of Which Registered
Common Stock, par value $0.0075 per share	NASDAQ Capital Market
Preferred Share Purchase Rights	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was 13,599,512 as of June 28, 2006 (the last business day of the registrant’s second fiscal quarter in 2006). For purposes of making this calculation, the registrant has defined affiliates as including Special Situations Fund III, L.P. (“SSF”) and all directors and executive officers and related parties thereto. SSF and certain other stockholders are beneficial owners of more than 10% of the registrant’s outstanding common stock. However, only SSF is included as an affiliate because only it has a contractual right to designate persons for election to the board of directors. SSF has not exercised that right.

As of February 27, 2007, the registrant had 16,374,395 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which proxy statement is to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year end of December 27, 2006.

Part I

Item 1
Special Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of TPI 287 and our current product candidates; develop an oral formulation of TPI 287; commence Phase II clinical trials of TPI 287 in the first half of 2007 and thereafter; increase clinical spending;  seek regulatory approvals;  address certain markets; and raise additional capital, as well as our statement as to the adequacy of our capital to fund our operations and capital expenditures for the next 12 months. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements not specifically described above also may be found in these and other sections of this report.

Business

General

Tapestry Pharmaceuticals, Inc. (“we,” “Tapestry” or the “Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. We are also engaged in evaluating new therapeutic agents and/or related technologies. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies. Acquisitions of new products or technologies may involve the purchase or license of such products or technologies, or the acquisition of, or merger with, other companies.

We incur substantial research and development expense related to the development of our proprietary anti-cancer compounds. We incurred significant losses since formation, including losses from continuing operations of $16.6 million for the year ended December 27, 2006. Our accumulated deficit was $123.9 million as of December 27, 2006. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient revenue to support our development operations, including the research and development activity discussed below.

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

All of our products and technologies are in the early stages of development and we cannot assure you that our efforts to bring these products either to market or to profitability will be successful.

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

Tapestry Research and Development Activities

The following chart identifies our two therapeutic candidate programs that are in the most advanced stages of development.

Program	Potential Indications	Development Status
TPI 287 IV	Prostate, Non-Small Cell Lung and Other Cancers	Phase I and Phase II
TIP 287 Oral Formulation	Prostate, Non-Small Cell Lung, and Other Cancers	Preclinical Development

TPI 287 is a proprietary third generation taxane. On December 21, 2004, we filed an Investigational New Drug (“IND”) application, and on January 21, 2005, we were cleared to proceed into clinical trials by the U.S. Food and Drug Administration (“FDA”). In May 2005, we treated our first patient in this Q7D Phase I clinical trial of the intravenous (“IV”) formulation of TPI 287. In January 2006, we began a second Phase I clinical trial of TPI 287 IV to evaluate an alternative dosing schedule. In preclinical testing, TPI 287 demonstrated the ability to inhibit tumor cell growth in a number of in vitro cell lines and in general, has shown equivalent inhibition of tumors in certain animal xenograft models when tested against standard comparative agents. In some cell lines resistant to taxanes, TPI 287 has demonstrated greater inhibition of tumors in certain animal xenograft models when tested against standard comparative agents. The in vitro activity was seen across multiple cell lines including cell lines known to be sensitive to taxanes and cell lines known to be resistant to taxanes. Taxane sensitive cell lines in which TPI 287 shows activity include cell lines derived from breast cancer, uterine cancer and non-small cell lung cancer. Taxane resistant cell lines in which TPI 287 shows greater activity include lines derived from breast cancer and colon cancer. In in vivo animal testing, TPI 287 demonstrated greater tumor growth inhibition activity in four tumor cell lines with multiple drug resistance, or MDR1.

We expect to begin treating patients in our first Phase II trial of TPI 287 in prostate cancer in the first half of fiscal 2007. Additional Phase II studies in other indications will follow thereafter. Our Phase II trials are designed to determine in what tumor type our compound might be advanced for Phase III studies. As we recruit patients for these first Phase II studies, and others to follow, we will see an increase in our clinical spending.

On November 16, 2004, we decided to discontinue research on our genomics products, excluding Huntington’s Disease, and close the Genomics division. We terminated our research agreement and patent funding with the University of Delaware and Thomas Jefferson University in December 2005 and

subsequently discontinued our research activities relating to the Huntington’s Disease program in January 2006. We also terminated our research agreement with MD Anderson in December 2005 and subsequently discontinued our development activities on TPI 284, our peptide linked cytotoxic compound in January 2006. In June 2006, we discontinued the study of quassinoid analogs.

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

The results of the clinical trials, manufacturing, toxicology and pharmacology information are submitted to the FDA in the form of a NDA. The approval of an NDA permits commercial-scale manufacturing, marketing, distribution, and sale of the drug in the U.S. The FDA may deny a new drug application filed by us or our collaborators, if any, if the applicable scientific and regulatory criteria are not satisfied. The FDA may require additional testing or information, and may require post-approval testing, surveillance and reporting to monitor the products. The FDA may ultimately decide that an NDA does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked.

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996. These privacy rules protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. We believe that we generally have taken all necessary steps to comply with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and federal. However, we, or the parties with which we do business, may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy could result in civil and/or criminal penalties and could have a material adverse effect on our business.

Outside the U.S., our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps and uncertainties associated with FDA approval described above.

Competition

The biopharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition for product sales, financing, executive talent and intellectual property. We compete with all entities developing and producing therapeutic agents, including those for cancer treatment. Our competitors vary in terms of scale from small biotechnology companies to large pharmaceutical companies. Companies developing or selling taxane products include American Pharmaceutical Partners, Aventis, Bristol Myers Squibb, Wyeth, Daiichi and Abbott Laboratories, all of which have significantly greater resources than we do.

Research and Development Expense

During the years ended in 2006, 2005 and 2004, we incurred approximately $10.4 million, $10.6 million and $13.5 million, respectively, of research and development expense from continuing operations, which includes the costs of our clinical trials. Research and development is expected to remain a significant expense of our business and is expected to concentrate on the development and clinical trials of proprietary anti-cancer agents. In addition to the IV formulation of TPI 287, we are also developing an oral formulation of TPI 287. We also conduct ongoing research on a number of cytotoxic compounds that may advance into clinical evaluation. We cannot estimate the cost of the effort necessary to complete the programs or the timing of commencement of material net cash inflows from these programs, if ever. Continued development of these programs is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms.

Foreign and Domestic Operations; Export Sales

We had no product sales during 2006, 2005 and 2004. All prior year sales related to discontinued operations and have been reported as such.

Employees

As of December 27, 2006, we had 38 employees, which included 6 part-time employees. Of these employees, 9 held Ph.D. or M.D. degrees. We had 23 employees engaged in drug development, and 15 employees engaged in administration, legal, information technology and finance. On December 27, 2006, we announced the appointment of a new President, effective January 2, 2007. On February 20, 2007 we announced the appointment of a new Chief Medical Officer, effective February 26, 2007. We believe that our relations with our employees are good. In addition, we contract with outside consultants for services relating to our drug development programs.

Financing

On April 6, 2006, we sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock (the “Private Placement”), for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $23.8 million, net of the placement agent fees and other expenses. The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share. We may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of our common stock exceeding $4.80 for 20 consecutive trading days. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance that we will receive funds from the exercise of the warrants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A
Risk Factors

You should carefully consider the following risk factors related to our current business operations before making a decision to invest in our common stock. Additional risks of which we are not yet aware or that we currently believe are immaterial may also adversely impair us or our operations. If any of the events or circumstances described in the following risk factors actually occurs, our business may suffer, the trading price of common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We currently are focusing our development efforts on only one product candidate, TPI 287, and we will have limited prospects for successful operations if TPI 287 does not prove successful in clinical trials or is never commercialized because of the costs of continuing development or for other reasons.

In 2005, we closed our Genomics division. In 2006, we terminated our program relating to Huntington’s Disease, terminated development of TPI 284 and also the study of quassinoid analogs. These actions have permitted us to focus our development efforts primarily on the development of TPI 287, which is still in Phase I clinical trials. We have no products that are approved for commercial sale. TPI 287 will require extensive additional clinical evaluation, regulatory review, marketing efforts and significant investment before we receive any revenues from it, if ever. We currently do not have the capital resources necessary to bring any of our product candidates through to commercial approval, and we do not expect TPI 287 or any of our other product candidates or technologies to be commercially available for several years. We believe that the proceeds received from the Private Placement will only be sufficient to permit us to generate preliminary Phase II data on TPI 287 in a number of tumor types. Our efforts may not lead to commercially successful products for a number of reasons, including the inability to be proven safe and effective in clinical trials, the lack of regulatory approvals or obtaining regulatory approvals that are narrower than we seek, inadequate financial resources to complete the development and commercialization of our product candidates or the lack of acceptance in the marketplace. Given the limited focus on one product candidate, if TPI 287 does not prove successful in clinical trials or is not commercialized because we have insufficient resources for continued development for any other reason, we may be required to suspend or discontinue our operations and one could lose their entire investment.

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

•       changes in facilities; and

•       changes in staffing levels.

Our business will require substantial additional investment that we have not yet secured. We cannot be sure how much we will need to spend in order to develop, market and manufacture new products and technologies in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. Further, we will not have sufficient resources to develop fully any new products or technologies unless we are able to raise substantial additional financing on acceptable terms. We could also be required to seek strategic partners at an earlier stage than might be preferable and/or on less favorable terms than might be otherwise available. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. In addition, any new securities issued might have rights, preferences or privileges senior to those of the securities held by stockholders. If we raise additional funds through the issuance of debt, we might become subject to restrictive covenants or we may subject our assets to security interests. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or discontinue our operations at some time in the future.

Our product candidates and technologies are in an early state of development and there is a high risk that they may never be commercialized because of the costs of continuing development or for other reasons.

We do not currently have any products that have received regulatory approval for commercial sale, and we face the risk that none of our product candidates will ever receive regulatory approval. All of our product candidates are in early stages of development. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, marketing efforts and significant investment before they result in any revenues. We currently do not have the funds to bring any of our product candidates through to commercial approval. Therefore, advancing the development of our product candidates will require substantial additional investment. Continued development of these programs is therefore dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms, or at all. We do not expect any of our prospective products or technologies to be commercially available for at least several years and our efforts may not lead to commercially successful products for a number of reasons including the inability to be proven safe and effective in clinical trials, the lack of regulatory approvals or obtaining regulatory approvals that are narrower than we seek, inadequate financial resources to complete the development and commercialization of our product candidates or the lack of acceptance in the marketplace. We continuously reassess all of our research and development efforts, including those for the therapeutic products described under Item 1 above. As new information about each technology becomes available, it may change perceptions of previously accepted data, which could require additional periods of time to review and interpret these data. As a result, we may find deficiencies in the design or application stages while developing our clinical trial studies, or in the subsequent implementation stages of such studies, which could cause us or the FDA to delay, suspend or terminate our trials at any time. Potential problems we may encounter in the implementation stages of our studies include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or conduct of the investigation. At any time, we may expand, delay, terminate or dispose of all or any portion of our research and development programs and therapeutic products or we may develop or acquire rights to new product candidates.

We have a history of net losses and an accumulated deficit, and we may never achieve or maintain revenue or profitability in the future.

We have experienced net losses since our inception in 1991. To date, we have financed our operations primarily with the net proceeds of public offerings of common stock, private placements of equity securities, with the exercise of warrants and options, and with debt. We have also funded our capital requirements with the proceeds of the sale of our paclitaxel business (approximately $71.7 million) to Mayne Pharma on December 12, 2003.  We incurred losses from continuing operations of approximately $16.6 million, $17.2 million and $21.6 million for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, respectively. We have an accumulated deficit of $123.9 million as of December 27, 2006. We have incurred these net losses primarily from costs incurred in our research and development programs and from our general and administrative expenses. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient sales to support our development operations. We may never generate revenue from our product candidates or become profitable in the future. We expect to continue to spend substantial amounts on research and development, including amounts spent on conducting clinical trials for our product candidates. In addition, we may seek to in-license or purchase new products or technologies. We may not be able to continue as a going concern if we are unable to generate meaningful amounts of revenue to support our operations or cannot otherwise raise the necessary capital to support our operations.

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

Any delay in, or failure to receive or maintain regulatory approval for, any of our products could prevent us from ever generating meaningful revenues or achieving profitability. Given the uncertainty of drug development, it is impossible to say how long the clinical development of any of these compounds will take. We cannot be sure that our clinical testing for these programs will progress at the times estimated in this document. We also cannot be sure of the cost of the effort necessary to complete these programs or when, if ever, we will receive material revenues from these programs. Successfully completing these programs and obtaining an approved product for sale in the U.S. and offshore will be dependent upon our raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms or at all. Delays or failures in the drug development process may adversely affect the terms or availability of future capital.

Reports of adverse events or safety concerns involving our product candidates or in related technology fields or other companies’ clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.

Our product candidates may produce serious unforeseen adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. In addition, if other pharmaceutical companies announce that they observed frequent unforeseen adverse events or unknown safety issues in their trials involving products or product candidates similar to, or competitive with, our product candidates, we could encounter delays in the timing of our clinical trials or difficulties in obtaining the approval of our product candidates. The public perception of our product candidates might also be adversely affected, which could adversely affect our business, financial condition and results of operations, even if the concern relates to another company’s product or product candidate.

Manufacturing issues may delay or hinder development or marketing of our product candidates.

The manufacture of our drug candidates is a complex process. Manufacturing these drugs for use in clinical trials, according to FDA guidelines, presents a number of significant risks and challenges. The manufacture of TPI 287, in particular, is a very complex and difficult process. If we are unable to manufacture adequate supplies of any of our compounds for our clinical trials, our timelines for development could be delayed significantly. If we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business, which could have a negative impact on our financial condition. We have no experience in manufacturing any of our proposed product candidates on a commercial basis. We also have no laboratories or manufacturing facilities for such commercial manufacturing activity. If we are unable to manufacture our products in a cost-effective manner, we are not likely to become profitable. We have not received a license from the FDA for any necessary manufacturing facilities, and cannot apply for one until we submit a new potential product for commercial approval. Even if we do receive a manufacturing license, we may fail to maintain adequate compliance with the FDA’s regulations concerning current good manufacturing practices, in which case the license, and our authorization to manufacture the product, would be revoked. Unless we build our own manufacturing facilities, we will have to rely on third parties to manufacture our products. The construction of our own manufacturing facilities would require additional capital which we cannot be certain that we will be able to obtain or at acceptable terms. Although we may be able to find third-party manufacturers with experience and the proper licensing requirements from the FDA, we may not be able to negotiate favorable terms regarding costs or a long-term commitment to manufacture our products or problems with such third-party manufactures could lead to inability to deliver on our contracts. Our dependence on third parties may reduce future profit margins and delay or limit our ability to develop and commercialize our products on a timely and competitive basis.

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

If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit commercialization of our future products. We cannot predict all of the possible harms or side effects that may result and, as a result, the amount of insurance coverage we currently hold, or that we may obtain, may not be adequate to protect us from any liabilities. We may require increased liability coverage as our product candidates’ advance in clinical trials and later develop and commercialize these products. Further, insurance coverage is increasingly expensive, and we do not know whether we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim brought against us in excess of our insurance coverage or a product recall could adversely affect our business, results of operations and financial condition.

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Beginning in fiscal 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Beginning in fiscal 2008, Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In the Quarterly Report on Form 10-Q/A for the third quarter ended September 27, 2006, we disclosed that we did not maintain effective control over the completeness and accuracy of the supporting schedule of weighted average shares outstanding and that as a result it was necessary to restate the Consolidated Statements of Operations included in such report. We cannot assure you that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal controls in the future. If additional material weaknesses in our internal controls are detected, our internal controls over financial reporting may not be considered effective and we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

•       incurring substantial cost in defending ourselves and indemnifying our strategic partners in patent infringement or proprietary rights violation actions brought against them relating to their development and commercialization of our products; and

•       incurring substantial cost in indemnifying the investors in the financing that closed on April 6, 2006 in the event that any intellectual property infringement is deemed to be a breach of the purchase agreement for the financing.

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

Risks Related to Our Stock

A small number of institutional investors have acquired shares of common stock and warrants representing substantially more than a majority of our shares. Should they all, or a subset of such investors, choose to act as a group, they have the ability to exert control over our activities.

A small number of institutional investors have acquired shares of our common stock and warrants to acquire such shares representing a majority of our common stock. As a result, those investors hold a sufficient portion of our outstanding shares so as to permit them, if they chose to act in concert, to approve all actions requiring stockholder approval, including the election of directors and the approval of mergers or other business combinations, without obtaining the approval of any other stockholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be required in the future to continue our research, development and clinical efforts. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock in more than one transaction, stockholders who purchase stock may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders. During 2006, our Board of Directors and stockholders adopted a new equity incentive plan that provided for an initial reservation of 6,577,106 shares of common stock, for which 5,119,629 options were issued and are outstanding as of December 27, 2006. The shares available for issuance under this equity incentive plan may be increased by up to 1,600,000 shares of common stock based upon the number of shares of common stock we issue during the three year period after April 5, 2006. As a result of common stock issued during 2006, we have increased the number of shares available under the 2006 Equity Incentive Plan to 6,622,935, resulting in 1,503,306 shares that remain reserved for future grants as of December 27, 2006. During 2006, our stockholders also approved an amendment to our bylaws and our existing stock option plans to permit the repricing of stock options. Approximately 626,568 of the outstanding stock options as of April 4, 2006, were affected on that date and the exercise price of each such repriced option was reduced to $4.02 per share.

Substantial sales of shares may impact the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock. Pursuant to a Registration Rights Agreement entered into between us and the purchasers of our common stock and warrants in the Private Placement, such purchasers are entitled to certain registration rights with respect to the shares of common stock that may be issued upon exercise of the warrants issued to them. We must, among other things, maintain effectiveness with the Securities and Exchange Commission, the registration statement for the resale of such shares of common stock underlying such warrants.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 123(R), “Accounting for Stock-Based Compensation.”  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. As a result of the adoption of SFAS 123(R), we have recognized stock-based compensation expense of $3.4 million or $.26 basic and diluted per share from continuing operations for the year ended December 27, 2006. Included in the stock-based compensation expense for the year ended December 27, 2006 is a one-time non-cash fixed charge in the amount of $381,000 as a result of the amendment of certain vested options under our existing equity incentive plans. As of December 27, 2006, there was $11.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under our stock option plans. This amount will be recognized over a weighted-average period of approximately 4.5 years. Periodic changes in the assumptions used to estimate stock option and restricted stock values could lead to volatility in the amount of stock-based compensation expense we recognize on a year-to-year basis.

Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay or prevent an acquisition of us, even if the acquisition would be seen by some to be beneficial to our stockholders, and may for a time, delay attempts by our stockholders to replace or remove our current management.

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

These provisions of our certificate of incorporation and our bylaws could discourage potential acquisition proposals and could delay or prevent a change in control. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by our Board of Directors. We also intended these provisions to discourage certain types of transactions that may involve an actual or threatened change of control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy contests. These provisions, however, could also have the effect of discouraging others from making a tender offer for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management. We are permitted to issue shares of our preferred stock without stockholder approval upon such terms as our Board of Directors determines. Therefore, the rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have a dilutive effect on the holdings of our current stockholders.

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

In December 2006, our board of directors adopted a stockholder rights plan to replace our stockholder rights plan that expired in November 2006 at the end of its ten-year term. Our plan may have the effect of discouraging, delaying or preventing a merger or acquisition of us that is beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

Because the investors in our financing that closed on April 6, 2006 own a substantial percentage of our outstanding common stock, our stockholder rights plan provides that such investors and their respective affiliates will be exempt from the stockholder rights plan, unless an investor and its affiliates acquire, after April 4, 2006, more than 1% of our then issued and outstanding common stock, not including the shares of common stock issued to the investors in the financing or shares of common stock issued upon exercise of the warrants issued to the investors in the financing.

Item 1B
Unresolved Staff Comments

None.

Item 2
Properties

We lease 16,000 square feet of administrative, research and development space in Boulder, Colorado. We also sublease approximately 850 square feet of office space in New York, New York for administration.  In addition, we conduct biological research at two additional facilities that we rent on a month to month basis in Boulder, Colorado. We also own five acres of undeveloped land in Longmont, Colorado which is accounted for as other assets.

Some of our oncology research and development activities are conducted at a contract research laboratory leased to us by ChromaDex, Inc., a supplier of phytochemical reference standards. We sold our analytical service group to Chromadex in April 2003 in exchange for approximately 15% of ChromaDex’s then outstanding common stock. As part of this transaction, ChromaDex assumed the lease for our research facility in Boulder, Colorado, and we sublease a portion of this facility back from ChromaDex.

In February 2007, we entered into an agreement to sublease 2,300 square feet of office space in Roseland, New Jersey, into which we will build our clinical research team.

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

We agreed to employ Donald H. Picker, Ph.D., as our President in December 2006. Prior to joining the Company, Dr. Picker had served as Executive Vice President, R&D of Callisto Pharmaceuticals, Inc. (“Callisto”). On December 21, 2006, Callisto filed a complaint in the Supreme Court of New York, County of New York, relating to our employment of Dr. Picker. The suit names the Company and two of our officers, Leonard Shaykin and Kai Larson, as defendants. In its complaint, Callisto alleges breaches of a confidentiality agreement between Callisto and Tapestry, and also interference with Dr. Picker’s contractual relationship with Callisto. Callisto seeks unspecified actual and punitive damages. We believe these claims are without merit and we are vigorously defending ourselves against such claims.

Item 4
Submission of Matters to Vote of Security Holders

None.

**********************

Executive Officers of the Registrant

Leonard P. Shaykin, 63, has served as our Chairman of the Board since 1993, and our Chairman and Chief Executive Officer since 1999. In 1995, Mr. Shaykin founded Shaykin & Co., LLC, a private investment and management company. Prior to founding Shaykin & Co., Mr. Shaykin was a managing partner of Adler & Shaykin, an investment partnership organized to sponsor management leveraged buyouts. Prior to that, Mr. Shaykin was Vice President, Director and a member of the Investment Committee of Citicorp Venture Capital, Ltd. and Citicorp Capital Investors, Inc., the venture capital and equity investment subsidiaries of Citicorp and Citibank. Mr. Shaykin is a trustee of The Jackson Laboratory, a not-for-profit genetic research institute; a member of the board of Trireme Systems, Ltd., a private company that provides integrated tracking and surveillance technology solutions for the commercial and security needs of businesses and government agencies; a member of the Board of the American Friends of the University of Sussex, Brighton, UK; and serves on the Advisory Board of the American Center for Democracy. Mr. Shaykin received a B.A. and an M.A. from the University of Chicago and an M.B.A. from the University of Chicago Graduate School of Business.

Donald H. Picker, Ph.D., 61, was appointed to the position of President, effective January 2, 2007. Prior to joining us, from 2003 to 2006, he was Executive Vice President of Research and Development of Callisto Pharmaceuticals. In 2004 and 2005, Mr. Picker co-founded Xenomics, a public DNA diagnostic company and Ferma Vir, a public infectious disease company. In addition, Mr. Picker has held various senior executive positions at Synergy Pharmaceuticals, LXR Biotechnology, Genta, and Johnson Matthey. Mr. Picker received a BS in Chemistry from Brooklyn Polytechnic Institute and a Ph. D. in organic chemistry from State University of New York at Albany.

Martin Batt, 64, has served as our Senior Vice President, Chief Operating Officer since April 2005. Mr. Batt has also been Vice President, Chief Operating Officer since July 2004 and Chief Information Officer since 2002. Prior to joining us, from 1986 to 2002, he was a Partner in the consulting firm of Grisanti, Galef & Goldress which specializes in operating and fixing distressed companies by providing leadership in senior executive positions. Mr. Batt has assumed various positions including CEO, President and Vice President in many industries including retailing, aerospace, communications, computer software, steel, computer hardware, carpet, apparel, and automotive parts manufacturing. Prior to that, Mr. Batt served in various Information Technology positions at U. S. Steel Corporation. Mr. Batt received a B.S. in Computer Sciences, Cum Laude, from Point Park College, Pittsburgh and has also taught Computer Science and Information Technology.

Kai P. Larson, 42, has served as our Vice President and General Counsel since 1999, and previously held the position of Director of Legal Affairs from 1994 to 1999. Prior to joining us, he worked as an attorney in the New York office of Kirkland & Ellis. Mr. Larson received a B.A. from Brigham Young University, and a J.D. from Columbia University School of Law.

Gordon Link, Jr., 53, a certified public accountant (inactive) and a certified management accountant, has served as our Senior Vice President and Chief Financial Officer since 2002, and previously held the position of Vice President and Chief Financial Officer from 1993 to 2002 and President of the Genomics Division from 2000 to 2002. Prior to that, Mr. Link served concurrently as Corporate Controller of Synergen, Inc. and Treasurer of the Syntex-Synergen Neuroscience Joint Venture. From 1991 to 1993, Mr. Link was Treasurer of Synergen Development Corporation. From 1983 to 1990, Mr. Link practiced as a certified public accountant, including the position of Audit Manager with Deloitte & Touche. He attended the graduate school of the University of Denver and received undergraduate degrees in chemistry from Rensselaer Polytechnic Institute in 1976 and in accounting from Metropolitan State College in 1983.

Part II

Item 5
Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market, where it trades under the symbol “TPPH.”  We implemented a one-for-ten reverse split of our common stock effective for trading on February 6, 2006. All share and per share amounts for all periods presented have been restated to reflect this reverse stock split. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock for the fiscal years ended December 27, 2006 and December 28, 2005:

		High	Low
2006	Fourth Quarter	$2.22	$1.47
	Third Quarter	3.60	2.12
	Second Quarter	4.38	2.35
	First Quarter	4.70	2.30
2005	Fourth Quarter	$4.00	$2.60
	Third Quarter	5.50	3.50
	Second Quarter	6.60	4.50
	First Quarter	12.20	6.50

On February 27, 2007, the last sale price of our common stock on the Nasdaq Capital Market was $1.61 per share.

Stockholders

As of February 27, 2007, we had 350 stockholders of record.

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

Sales of Unregistered Securities

On December 12, 2006, we issued 30,000 shares of common stock to Schwartz Communications, Inc. under the terms of a consulting agreement. The shares were issued in reliance upon an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

Item 6
Selected Financial Data

The selected financial data presented below for each year in the five years ended December 27, 2006, are derived from our financial statements, which have been audited for 2006, 2005 and 2004 by Grant Thornton LLP and for the other years by Ernst & Young LLP, registered public accounting firms, and are qualified by reference to such Financial Statements and Notes thereto. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements at December 27, 2006 and December 28, 2005 and for each of the three years reported in the period ended December 27, 2006, and other financial information included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002, were derived from audited consolidated financial statements not included in this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$10,389	$10,630	$13,504	$6,485	$6,067
General and administrative	6,974	5,628	7,794	8,616	8,446
Operating loss	17,363	16,258	21,298	15,101	14,513
Other income (expense):
Interest and other income	1,296	731	694	110	267
Interest and other expense	(518)	(557)	(947)	(865)	(723)
Impairment charges	—	(1,067)	—	—	—
Loss from continuing operations before taxes	(16,585)	(17,151)	(21,551)	(15,856)	(14,969)
Provision for income taxes	(8)	(29)	(4)	—	—
Loss from continuing operations	(16,593)	(17,180)	(21,555)	(15,856)	(14,969)
Income/(loss) from discontinued operations, net(1)	(59)	(358)	(2,619)	53,984	6,304
Net income/(loss)	$(16,652)	$(17,538)	$(24,174)	$38,128	$(8,665)
Diluted income/(loss) per share	$(1.29)	$(5.15)	$(7.38)	$12.38	$(2.93)
Diluted weighted average shares outstanding	12,909	3,408	3,274	3,080	2,960

	Year Ended
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$22,457	$14,086	$35,722	$50,782	$6,762
Working capital	20,207	11,627	23,473	47,053	33,595
Total assets	24,606	16,474	39,293	57,766	45,328
Long-term debt, net of current maturities	112	2,483	3,245	41	19,861
Deferred income, long term	—	—	—	—	5,887
Convertible debt	—	—	—	5,702	5,151
Accumulated deficit	(123,914)	(107,262)	(89,724)	(65,550)	(103,678)
Stockholders’ equity	21,909	10,886	27,780	45,998	6,796

(1)          The results of our Genomics division operations, excluding the Huntington’s Disease program, and our generic paclitaxel business, which was sold on December 12, 2003 to Mayne Pharma, have been reported as discontinued operations.

Item 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations of Tapestry Pharmaceuticals, Inc. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report. Certain statements set forth below constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, referred to as the “Reform Act.”  See “Special Note Regarding Forward-Looking Statements” under Item 1 and “Risk Factors” under Item 1A.

General

We are a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. Our lead compound, TPI 287 is currently undergoing human clinical trials. We are also engaged in evaluating new therapeutic agents and/or related technologies. Our evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies, in cancer as well as other therapeutic areas. Acquisitions of new products or technologies may involve the purchase or licensing of such products or technologies, or the acquisition of, or merger with, other companies.

We have incurred significant losses, including losses from continuing operations of $16.6 million, $17.2 million and $21.6 million for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, respectively. Our accumulated deficit was $123.9 million as of December 27, 2006. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity discussed above.

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

Reverse Stock Split

We have implemented a one-for-ten reverse split of our common stock effective for trading on February 6, 2006. All share and per share amounts for all periods presented prior to fiscal 2006 have been restated to reflect this reverse stock split.

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

In connection with the Private Placement, we entered into a registration rights agreement wherein we agreed to make the requisite SEC filings to achieve and substantially maintain the effectiveness of a registration statement covering shares sold in the Private Placement, as well as shares underlying warrants issued in the Private Placement. If the Company fails to maintain effectiveness of that registration statement through as late as April 6, 2013 (subject to the Company’s right to suspend use of the registration statement in certain circumstances) we will be obligated to pay liquidated damages, in an amount up to 1.5% of the purchase price paid by the investors for each 30 day period or pro rata for any portion thereof during which the registration statement should have been effective.

Pursuant to the Purchase Agreement, we are required to use the net proceeds from the Private Placement solely to fund the development of our TPI 287 compound in accordance with a budget for calendar years 2006 and 2007 that was adopted by our Board of Directors prior to the closing of the Private Placement. Any amendment or variance with respect to such aspect of the budget will require the prior written approval of a majority of the independent members of the Board of Directors.

Research and Development

Our current business is focused on research and development of proprietary therapies for the treatment of cancer. In 2005 and 2004, we were also engaged in development of genomic technologies. In 2003 and 2002, we were engaged in research and development related to our paclitaxel business. Costs relating to genomic technologies, excluding the Huntington’s Disease program, and the paclitaxel business, are aggregated in discontinued operations. During the last three fiscal years, we have incurred the following expenses related to research and development projects (in thousands):

	2006	2005	2004
Oncology	$10,476	$9,818	$12,474
Huntington’s Disease	(87)	812	1,030
Discontinued operations	59	393	4,242
	$10,448	$11,023	$17,746

Research and development, which includes the cost of our clinical programs, will continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects. We filed an oncology IND application in December 2004 and were cleared by the FDA in January 2005 to proceed into clinical trials. We commenced Phase I clinical trials in May 2005 with a Q7D dosing regimen. In January 2006, we commenced a second Phase I study with an alternative Q21D dosing regiment.  In October 2006, we reached the maximum tolerated dose (“MTD”) in our once every 21 day Phase I trial. In addition, we are continuing to recruit patients in our once every 7 day Phase I trial.

We expect to begin treating patients in our first Phase II trial of TPI 287 in prostate cancer in the first half of fiscal 2007. Additional Phase II studies in other indications will follow thereafter. Our Phase II trials are designed to determine in what tumor type our compound might be advanced for Phase III studies. As we recruit patients for these first Phase II studies, and others to follow, we will see an increase in our clinical spending.

We cannot be sure that we will be able to achieve our goals relating to these programs. We also cannot estimate the cost necessary to complete the programs or the timing of material net cash inflows from these programs, if ever. Continued development of these programs is dependent upon raising additional capital. We cannot be certain that we will be able to obtain capital on acceptable terms. We have included a number of the risks and uncertainties associated with completing our product development plans on schedule in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” described in this report.

Year Ended December 27, 2006 Compared to Year Ended December 28, 2005

Research and Development Expense.   Research and development expense from continuing operations for 2006 was $10.4 million, a decrease of $241,000 from the prior year. Oncology research and development expenditures increased by $657,000 to $10.5 million for 2006, and Huntington’s Disease related spending decreased by $899,000 to ($87,000). The gain related to the Huntington’s Disease program was a result of a reversal of laboratory fees owed to a research university as well as a reduction in work force.

The increase in oncology expense was due to an increase in compensation costs ($1.0 million), increased clinical trial cost ($292,000) as well as increased supplies costs ($403,000), legal fees ($173,000) and insurance ($173,000), offset by reductions in outside manufacturing costs ($1.2 million) associated with preparing active pharmaceutical ingredient and drug product material for the clinical trials of TPI 287.

The increase in compensation expense for 2006 was primarily related to the non-cash compensation expense in the amount of $1.3 million for 2006 compared to $36,000 for 2005, as a result of the implementation of SFAS 123(R) and the modifications of vested stock options. In addition, in the first quarter of 2006, we recorded a $646,000 charge in connection with the termination of the employment of the Company’s Executive Vice President and Secretary. These increases were offset by lower salary expense due to staffing reductions in July 2005.

General and Administrative Expense.   General and administrative expense for 2006 was $7.0 million, an increase of $1.3 million from the same period in 2005. This increase was due to higher compensation related costs ($1.5 million) and Board of Directors costs ($231,000) offset by lower insurance costs ($174,000), lower outside legal costs ($68,000), and lower outside service costs related to investor relations ($133,000). The increase in compensation related expenses, including Board of Director costs, was primarily the result of non-cash compensation expense in the amount of $2.0 million and $11,000 for the years ended December 27, 2006 and December 28, 2005, respectively, as a result of the implementation of SFAS 123(R), offset by lower salary expense due to the staffing reductions in July 2005.

Interest and Other Income.   Interest and other income for 2006 of $1.3 million represented an increase of $565,000 compared to the prior year period. The increase was attributable to higher interest income due to higher investment balances and higher effective interest rates earned in the year ended December 27, 2006 compared to the prior year period.

Interest and Other Expense.   Interest and other expense for 2006 of $518,000 was $39,000 less than the prior year period as the result of the repurchase of notes payable to TL Ventures in November of 2006.

Impairment Charges.   Impairment charges for 2005 of $1.1 million were primarily the result of a revaluation of our investment in ChromaDex (see “Note 12. Investment in ChromaDex, Inc.”) in the amount of $963,000 and a reduction in value of our land (see “Note 5. Other Assets,”) in the amount of $104,000. There were no impairment charges in 2006.

Discontinued Operations.   Loss from discontinued operations was $59,000 for 2006 compared to a loss of $358,000 in the prior year period. This decrease is primarily a result of there being no activity in the Genomics Division in 2006, except for non-cash compensation expense in the amount of $57,000 primarily a result of the implementation of SFAS 123(R), as compared to occupancy and patent related charges in the prior year period.

Year Ended December 28, 2005 Compared to Year Ended December 29, 2004

Research and Development Expense.   Research and development expense from continuing operations for 2005 was $10.6 million compared to $13.5 million in 2004. The $2.9 million decrease was primarily due to our preclinical development activities which consisted of lower outside toxicology expense ($1.2 million) and lower contract manufacturing expense ($1.8 million). Reductions in compensation and consulting expense, which were mostly due to the reduction in operations in July 2005, were partially offset by the payout of an employment agreement between the Company and a former founder of the Company to his estate following his death in August 2005.

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

Discontinued Operations.   Loss from discontinued operations was $358,000 in 2005 compared to $2.6 million in the prior year. The 2005 loss was due to the remaining activity related to the closure of the Genomics division. The loss in 2004 was primarily due to the closure of the Genomics division ($5.7 million), partially offset by $3.0 million of proceeds from the settlement of litigation against Mylan Laboratories related to the paclitaxel business that we sold in 2003.

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

Liquidity and Capital Resources

Our capital requirements for operations have been, and will continue to be, significant. As of December 27, 2006, we had a working capital balance of $20.2 million compared to a working capital balance of $11.6 million at December 28, 2005. Through December 27, 2006, we have funded our capital requirements primarily with the net proceeds of public offerings of common stock, with private placements of equity securities, with the exercise of warrants and options and with debt. We have also funded our capital requirements with the proceeds of the sale of our paclitaxel business (approximately $71.7 million) to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical, Inc.), a subsidiary of Mayne Group Limited, on December 12, 2003.

Reverse Stock Split and Nasdaq Listing

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On February 25, 2005, we received notice from the Nasdaq Stock Market, Inc. that our common stock had not met the $1 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. On February 6, 2006, we effectuated a one for ten reverse stock split to regain compliance with this listing requirement. Since the reverse stock split was effectuated, the closing bid price of our common stock has remained above $1.00 in compliance with the minimum bid price requirement.

Notes Payable

On November 17, 2006, we repurchased two non-interest bearing promissory notes issued by us to TL Ventures V L.P. and TL Ventures V Interfund L.P. in February 2005 (the “Notes”). The Notes had an outstanding principal balance of $3.0 million. The Notes were repurchased for an aggregate payment of $2.7 million in cash. The repurchase of the Notes did not have a material impact on our financial results.

Private Placement

On April 6, 2006 we sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $23.8 million, net of the placement agent fees and other expenses, pursuant to a Purchase Agreement dated February 2, 2006 (the “Purchase Agreement”). The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share. We may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of our common stock exceeding $4.80 for 20 consecutive trading days. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that we will receive funds from the exercise of warrants.

Other

In December of 2005, we terminated our technology license agreement with the University of Delaware and Thomas Jefferson University relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provided for research and patent funding commitments and payments in common stock. As of December 28, 2005, we had issued 45,750 shares of common stock under the license to the University of Delaware, 7,125 shares to Thomas Jefferson University and 7,125 shares to The Samuel Roberts Noble Foundation, Inc., each of which had an ownership interest in the licensed intellectual property. There were no issuances of common stock in 2006 under this agreement.

Liquidity

We have no revenue and we have incurred losses of approximately $16.7 million, $17.5 million and $24.2 million for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, respectively. We have an accumulated deficit of $123.9 million as of December 27, 2006. As of December 27, 2006, we had cash and short-term investments totaling approximately $22.5 million. Our capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant.

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

Working Capital and Cash Flow.   Cash and cash equivalents and short-term investments were $22.5 million at December 27, 2006 and $14.1 million at December 28, 2005, an increase of $8.4 million. For the year ending December 27, 2006, the net cash used in operating activities was $11.8 million. Net cash used in investing activities was $8.7 million for the year ended December 27, 2006 primarily due to net purchases of investments. Net cash provided by financing operations during the fiscal 2006 year was $20.2 million due to financing that occurred during the second quarter offset by the payment of notes payable in conjunction with the payoff of the TL Ventures debt.

Our cash used in operating activities was primarily used to advance our product development efforts and for general corporate purposes. The majority of our future cash expenditures are expected to continue to be used to advance our product development programs including clinical trials of our TPI 287 program as well as for general corporate purposes.

Capital Expenditures.   We spent $290,000 during 2006 for capital projects. We expect capital expenditures to increase during 2007. The primary focus of capital spending during 2007 is expected to be in support of our research and development activities as well as to fund additional equipment related to an anticipated consolidation of our administrative and research and development facilities. We may seek additional financing to fund our capital expenditures. We cannot assure you that we will be able to obtain such financing on terms that are acceptable to us.

Net Operating Loss Carryforwards.   As of December 27, 2006, we had approximately $113.7 million of net operating loss carryforwards to offset future taxable income. The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that may limit  the tax net operating losses (“NOL”) and tax credits available for use in any given year upon the occurence of certain events, including significant changes in ownership interest. A change in ownership of a company (as defined in Section 382 of the Code) within a three-year period results in an annual limitation on the company’s ability to utilize its NOL and credit carryforwards from tax periods prior to the ownership change. As a result of the private placement of equity securities in April 2006, which is considered to be a significant change in ownership for tax purposes, under the Code, our NOL and tax credit carryforwards as of December 27, 2006 are subject to such limitations.  We believe that we will not be able to utilize a significant portion of our NOL and tax credits.

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

Long-Lived Assets Policy:   In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” we review the carrying amount of long-lived assets when facts and circumstances suggest they may be impaired. If this review indicates long-lived assets will not be recoverable as determined based on the undiscounted cash flow estimated to be generated by these assets, we reduce the carrying amount of these long-lived assets to estimated fair value or discounted cash flow, as appropriate.

In the second quarter of 2005, we recognized an impairment on the value of land of $104,000 and in the third quarter recognized an impairment of $963,000 on the value of our investment in ChromaDex. In 2004, we recognized an impairment loss of $205,000 associated with the gene isolation and service business due to our decision to discontinue our efforts in that business and our inability to find a buyer for the assets. Also in 2004, as part of our preparation of the financial statements, we recognized an impairment loss of $1.2 million in connection with the closure of our Genomics division. These 2004 impairments are included in discontinued operations. Such impairment losses were the only impairment charges of long-lived assets recorded in the fiscal years ended December 28, 2005 and December 29, 2004. There was no impairment of assets in 2006.

Stock Based Compensation:   On December 29, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the provisions of APB 25 and its related interpretations, no compensation expense was recognized with respect to the grant to employees of options to purchase our common stock when such stock options were granted with exercise prices equal to or greater than market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 29, 2005, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the fiscal year ended December 27, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ended December 27, 2006 was $3.4 million or $.26 basic and diluted loss per share from continuing operations. Included in the stock-based compensation expense for the fiscal year ended December 27, 2006, is a one time non-cash fixed period charge in the amount of $381,000, as a result of the modification of vested options on April 4, 2006 as discussed in Note 8. Equity Incentive Plans. The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows.

Investments:   Short-term investments consist of commercial paper, investment grade government agency, auction rate, and corporate debt securities due within one year. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. The Company’s investments in auction rate securities are recorded at cost, which approximates fair market value. In accordance with ARB 43, “Restatement and Revision of Accounting Research Bulletins,” despite the long-term nature of their stated contractual maturities, the Company has the ability and the intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short term. The Company’s investments are classified as available-for-sale, and are reported at market value as of the balance sheet date. Interest income is recognized when earned. The unrealized gains and losses are reported as a separate component of stockholder’s equity until the security is sold or until a decline in fair value is determined to be other than temporary.

The Company’s investment in ChromaDex, Inc. is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See “Note 12. Investment in ChromaDex, Inc.,” for further information on ChromaDex.

Future Contractual Obligations

The table below summarizes our future contractual obligations at December 27, 2006 (in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Capital lease	$250	$130	$120	$—	$—
Operating leases	162	151	11	—	—
Total	$412	$281	$131	$—	$—

In February 2007, we leased 2,300 square feet of office space in Roseland, New Jersey for research and development support.  The lease runs through December 31, 2008 and requires monthly rental payments of $4,500.

We have employment agreements with key employees. These employment agreements contain provisions regarding the termination of employment including termination of employment associated with a change in control (as defined). These termination benefits range from 100% to 300% of the employee’s base salary for the prior 12-month period immediately preceding the termination date, payment of any accrued but unpaid salary, bonus and vacation and payment of up to 100% of the prior year bonus or 75% of base salary for the prior 12-month period.

Impact of Recent Accounting Pronouncements

On June 9, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. The adoption of SFAS No. 154 did not have a material impact on our financial results.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.”  Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on December 28, 2006. The Company currently does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management has not yet determined the impact of adopting this statement.

Item 7A
Quantitative and Qualitative Disclosures about Market Risk

We currently invest our excess cash balances in money market accounts, and short-term investments that are subject to interest rate risk. The amount of interest income we earn on these funds will decline if interest rates decline. Our investments are subject to a loss of principal with an increase in interest rates if sold prior to their maturity. However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, an immediate change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 8
Financial Statements and Supplementary Data

The information required by this item begins at Page F-1.

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A
Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 27, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 27, 2006 because of the material weakness described below.

As of December 27, 2006, we determined that we did not maintain effective control over the completeness and accuracy of the supporting schedule of weighted average shares outstanding. Specifically, our supervisory review and approval controls did not detect a computational error in the weighted average shares outstanding calculation. This control deficiency made it necessary to restate the Consolidated Statements of Operations included in the Form 10-Q/A for the third quarter ended September 27, 2006. Management concluded that this control deficiency constitutes a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements, including the related disclosures, will not be prevented or detected. Management has implemented additional controls and procedures relating to the preparation of the supporting schedule of weighted average shares outstanding, including formalization of policies and procedures regarding the preparation and supervisory review of the condensed consolidating financial information. Such policies and procedures include the implementation of check totals and analytical analyses to increase accuracy, as well as two levels of review of the supporting schedules from which it was derived, which management believes will remediate the material weakness described above.

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

Item 9B
Other Information

None.

Part III

All items in Part III are incorporated herein by reference as indicated below to our definitive proxy statement for our 2007 annual meeting of stockholders anticipated to be held June 28, 2007, which will be filed with the SEC, except for information relating to executive officers under the heading “Executive Officers of the Registrant,” which can be found in Part I following Item 4.

Item 10
Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 11
Executive Compensation

The information required by Item 11 relating to our directors is incorporated herein by reference to the information contained under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated by reference to the information under the heading “Compensation of Executive Officers” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information contained under the headings “Compensation of Executive Officers—Securities Authorized for Issuance under Equity Compensation Plans” and  “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 13
Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information contained under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 14
Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information contained under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” as set forth in our definitive proxy statement for our 2007 annual meeting of stockholders.

Part IV

Item 15
Exhibits and Financial Statement Schedules

Financial Statements

The Financial Statement Index is on Page F-1.

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the information is included in the consolidated financial statements or the notes thereto.

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended February 3, 2006(1)
3.2	Bylaws of the Company as amended through April 4, 2006*
3.3	Certificate of Designation of Series C Junior Participating Preferred Stock(3)
4.1	Common Stock Certificate(1)
4.2	Restated Rights Agreement dated December 12, 2006 between the Company and American Stock Transfer and Trust Company, as Rights Agent(3)
4.3	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.2
10.1**	Company’s Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002(2)
10.2	Company’s Amended and Restated 1998 Stock Incentive Plan, as amended through October 15, 2002(2)
10.3**	Company’s 2004 Equity Incentive Plan, as amended and restated effective June 10, 2005(4)
10.4**	Form of Stock Option Agreement for certain options granted under the Company’s 2004 Equity Incentive Plan(8)
10.5**	Company’s 2004 Non Employee Director’s Stock Option Plan(5)
10.6**	Form of Stock Option Agreement for options granted under the Company’s 2004 Non-Employee Directors’ Stock Option Plan(8)
10.7**	Company’s 2006 Equity Incentive Plan(13)
10.8**	Form of Stock Option Agreement for options granted under the Company’s 2006 Equity Incentive Plan(14)
10.9**	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(6)
10.10**	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(6)
10.11**	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(6)
10.12**	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(6)
10.13**	Employment Agreement effective October 28, 2005 between the Company and Martin Batt(4)

10.14**	Employment Agreement effective January 2, 2007 between the Company and Donald H. Picker Ph.D.*
10.15**

Form of waiver agreement signed by Patricia A. Pilia, Gordon Link and Kai P. Larson on September 10, 2003 and by Leonard P. Shaykin on September 12, 2003 (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)(2)

10.16**	Settlement Agreement dated March 22, 2006 between the Company and Patricia A. Pilia(12)
10.17**	Amendment to Employment Agreement executed by the Company and Patricia Pilia dated March 22, 2006(12)
10.18**

Form of Amendment to Employment Agreement executed by the Company and Leonard Shaykin, Gordon Link and Kai Larson dated February 27, 2006 (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K)(11)

10.19

Form of Director and Officer Indemnification Agreement signed by the Company and each of Martin M. Batt, George Gould, Esq., Arthur Hull Hayes, Jr., M.D., Kai Larson, Gordon H. Link, Jr., Patricia A. Pilia, Ph.D., The Honorable Richard N. Perle, Robert E. Pollack, Ph.D., and Leonard P. Shaykin on the dates set forth on the Schedule previously filed and incorporated herein by reference, which Schedule is amended to include the Director and Officer Indemnification Agreement signed by Stephen Carter, M.D. on March 7, 2004 and Elliot Maza on December 14, 2004(7)

10.20

Purchase Agreement, dated as of February 2, 2006, by and among Tapestry Pharmaceuticals, Inc., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Fund III QP, L.P., Special Situations Life Sciences Fund, L.P., Special Situations Private Equity Fund, L.P., Tang Capital Partners, LP, Baker Biotech Fund II (Z), L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund III (Z), L.P., Baker Bros. Investments II, L.P., 14159, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., Investment 10, L.L.C., Fort Mason Master, L.P., Fort Mason Partners, L.P., Capital Ventures International, Merlin BioMed Long Term Appreciation, LP, Merlin BioMed Offshore Master Fund, Versant Capital Management LLC, Xmark JV Investment Partners, LLC, Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and the other parties signatory thereto(1)

10.21	Registration Rights Agreement, dated April 5, 2006 entered into by and among Tapestry Pharmaceuticals, Inc. and the Purchasers(13)
10.22	Form of Warrant, dated April 5, 2006 between the Company and the Purchasers (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K)(13)
10.23**	Salaries and Bonuses of Named Executive Officers*
10.24**	Compensation of Directors(9)
21.1	List of Subsidiaries(10)
23.1	Consent of Grant Thornton LLP*
24.1	Power of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

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

       (2) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24320)

       (3) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2006 (File No. 0-24320)

       (4) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 28, 2005 (File No. 0-24320)

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

       (8) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2004 (File No. 0-24320)

       (9) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending March 30, 2005 (File No. 0-24320)

(10) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

(11) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 23, 2006 (File No. 0-24320)

(12) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 22, 2006 (File No. 0-24320)

(13) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 4, 2006 (File No. 0-24320)

(14) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending March 29, 2006 (File No. 0-24320)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.

By:	/s/ LEONARD P. SHAYKIN	March 6, 2007
Leonard P. Shaykin
Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ LEONARD P. SHAYKIN	Chairman of the Board of Directors,	March 6, 2007
	Leonard P. Shaykin	Chief Executive Officer
(Principal Executive Officer)
	/s/ GORDON LINK	Senior Vice President,	March 6, 2007
	Gordon Link	Chief Financial Officer
(Principal Financial Officer)
	/s/ MATTHEW J. MAJOROS	Corporate Controller	March 6, 2007
	Matthew J. Majoros	(Principal Accounting Officer)
	*	Director	March 6, 2007
Stephen K. Carter, M.D.
	*	Director	March 6, 2007
George M. Gould
	*	Director	March 6, 2007
Arthur H. Hayes, Jr., M.D.
	*	Director	March 6, 2007
Elliot M. Maza
	*	Director	March 6, 2007
The Honorable Richard N. Perle
	*	Director	March 6, 2007
Patricia A. Pilia, Ph.D.
	*	Director	March 6, 2007
Robert E. Pollack, Ph.D.
*By	/s/ GORDON LINK
Gordon Link
pursuant to power of attorney

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Financial Statements
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
   of Tapestry Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Tapestry Pharmaceuticals, Inc. and subsidiaries (a Delaware corporation) (collectively, the “Company”) as of December 27, 2006 and December 28, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 27, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2006 and December 28, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on a modified prospective basis as of December 27, 2006.

/s/ Grant Thornton LLP

Denver, Colorado
February 23, 2007

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 27, 2006 and December 28, 2005
(In thousands, except share data)

	December 27,	December 28,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$180	$534
Short-term investments	22,277	13,552
Prepaid expense and other current assets	335	646
Total current assets	22,792	14,732
Property, plant and equipment, net	681	608
Investment in ChromaDex, Inc.	459	451
Other assets	674	683
Total assets	$24,606	$16,474
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$904	$1,024
Accrued payroll and payroll taxes	1,566	1,241
Current portion of long-term debt	115	840
Total current liabilities	2,585	3,105
Long-term debt, excluding current portion	112	2,483
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 16,374,395 and 3,480,704 shares issued and outstanding at December 27, 2006 and December 28, 2005, respectively	123	26
Additional paid in capital	145,700	118,278
Deferred compensation	—	(114)
Accumulated deficit	(123,914)	(107,262)
Accumulated other comprehensive loss	—	(42)
Total stockholders’ equity	21,909	10,886
Total liabilities and stockholders’ equity	$24,606	$16,474

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 27, 2006, December 28, 2005 and December 29, 2004
(In thousands, except per share data)

	2006	2005	2004
Operating expenses:
Research and development	$ 10,389	$ 10,630	$ 13,504
General and administrative	6,974	5,628	7,794
Operating loss	17,363	16,258	21,298
Other income (expense):
Interest and other income	1,296	731	694
Interest and other expense	(518)	(557)	(947)
Impairment charges	—	(1,067)	—
Loss from continuing operations before taxes	(16,585)	(17,151)	(21,551)
Provision for income taxes	(8)	(29)	(4)
Loss from continuing operations	(16,593)	(17,180)	(21,555)
Loss from discontinued operations	(59)	(358)	(2,619)
Net loss	$ (16,652)	$ (17,538)	$ (24,174)
Basic and diluted loss per share from continuing operations	$ (1.29)	$ (5.04)	$ (6.58)
Basic and diluted loss per share from discontinued operations	$ —	$ (0.11)	$ (0.80)
Basic and diluted loss per share	$ (1.29)	$ (5.15)	$ (7.38)
Basic and diluted weighted average shares outstanding	12,909	3,408	3,274

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
Years Ended December 27, 2006, December 28, 2005 and December 29, 2004
(In thousands, except share data)

	Number of					Accumulated
	Common		Additional			Other
	Shares	Common	Paid-in	Deferred	Accumulated	Comprehensive	Treasury
	Issued	Stock	Capital	Compensation	Deficit	Loss	Stock	Total
Balance at December 31, 2003	3,095,395	$24	$111,705	$—	$(65,550)	$—	$(181)	$45,998
Issuance of common stock in connection with private placement, net of issuance costs	200,000	1	4,836	—	—	—	—	4,837
Contributions of 33,564 shares, including 5,431 from treasury, to the ESOP	28,133	—	610	—	—	—	181	791
Issuance of common stock for in-licensing of genomics technology	10,000	—	91	—	—	—	—	91
Issuance of common stock for payment of interest expense	6,143	—	161	—	—	—	—	161
Compensation expense related to options issued to consultants	—	—	141	—	—	—	—	141
Exercise of stock options and warrants	3,869	—	36	—	—	—	—	36
Comprehensive income/(loss)
Unrealized loss on investments	—	—	—	—	—	(101)	—	(101)
Net loss	—	—	—	—	(24,174)	—	—	(24,174)
Comprehensive loss								(24,275)
Balance at December 29, 2004	3,343,540	25	117,580	—	(89,724)	(101)	—	27,780
Contributions of 75,000 shares at $5.60 per share to the ESOP	75,000	1	419	—	—	—	—	420
Issuance of common stock for in-licensing of genomics technology	10,000	—	30	—	—	—	—	30
Compensation expense related to options issued to consultants	—	—	50	—	—	—	—	50
Issuance of common stock for payment of services	4,730	—	17	—	—	—	—	17
Issuance of restricted stock for compensation	42,075	—	151	(151)	—	—	—	—
Amortization of restricted stock grant	—	—	—	37	—	—	—	37
Exercise of stock options and warrants	5,359	—	31	—	—	—	—	31
Comprehensive income/(loss)
Unrealized gain on investments	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	(17,538)	—	—	(17,538)
Comprehensive loss								(17,479)
Balance at December 28, 2005	3,480,704	26	118,278	(114)	(107,262)	(42)	—	10,886
Contribution of 100,000 shares at $3.88 per share and 2,479 shares at $1.87 per share to the ESOP	102,479	1	392	—	—	—	—	393
Compensation expense related to options	—	—	3,382	—	—	—	—	3,382
Amortization of restricted stock grants	—	—	94	—	—	—	—	94
Issuance of common stock in connection with private placement, net of issuance costs	12,750,000	96	23,655	—	—	—	—	23,751
Reclassification of deferred compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	—	—	(114)	114	—	—	—	—
Issuance of restricted stock for compensation	10,000	—	—	—	—	—	—	—
Cancellation of restricted stock	(3,517)	—	(5)	—	—	—	—	(5)
Issuance of common stock for payment of services	34,729	—	18	—	—	—	—	18
Comprehensive income/(loss)
Unrealized gain on investments	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	(16,652)	—	—	(16,652)
Comprehensive loss	—	—	—	—	—	—	—	(16,610)
Balance at December 27, 2006	16,374,395	$123	$145,700	$—	$(123,914)	$—	$—	$21,909

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 27, 2006, December 28, 2005 and December 29, 2004

	2006	2005	2004
Operating activities:
Net loss	$(16,652)	$(17,538)	$(24,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	263	475
Amortization of debt issue costs and debt discount	479	579	630
Amortization of investment (discount)/premium	(329)	240	257
License fee paid with common stock	—	30	8
Compensation paid with common stock and options	3,534	105	141
Retirement contributions paid with common stock	393	420	791
Interest expense paid with common stock	—	—	30
Impairment charges	—	1,067	—
(Gain)/loss on sale of investments	38	(27)	—
Investment in ChromaDex, Inc.	(8)	—	—
Loss on disposal of assets	—	38	—
Asset writedown associated with discontinued operations	—	—	1,440
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,495
Prepaid expense and other assets	320	(64)	247
Accounts payable and accrued liabilities	(164)	(2,095)	(87)
Accrued payroll and payroll taxes	324	(776)	(589)
Net cash used in operating activities	(11,850)	(17,758)	(19,336)
Investing activities:
Additions to property, plant and equipment	(290)	(240)	(161)
Proceeds from the sale of assets	2	15	—
Proceeds from sale of assets held for sale	—	104	—
Purchases of investments	(77,178)	(26,179)	(79,429)
Proceeds from sale of investments	68,786	46,481	93,563
Net cash (used in) provided by investing activities	(8,680)	20,181	13,973
Financing activities:
Proceeds from the sale of common stock, net of issuance costs	23,751	—	4,837
Proceeds from notes payable	289	—	—
Payments of notes payable	(3,864)	(3,633)	(78)
Proceeds from the exercise of common stock options and warrants	—	31	36
Net cash provided by (used in) financing activities	20,176	(3,602)	4,795
Net decrease in cash and cash equivalents	(354)	(1,179)	(568)
Cash and cash equivalents at beginning of period	534	1,713	2,281
Cash and cash equivalents at end of period	$180	$534	$1,713
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$137	$168
Cash paid for income taxes	—	—	650
Supplemental schedule of non-cash investing and financing activities:
Receipt of 46,503 shares of ChromaDex, Inc. common stock	$8	$—	$—
Issuance of 42,075 shares of common stock for compensation	—	114	—
Issuance of 6,143 shares of common stock for payment of accrued interest	—	—	131
Issuance of 10,000 shares of common stock for prepayment of license fee	—	—	83
Settlement of convertible debentures by issuance of note payable, net of discount	—	3,375	—

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Tapestry Pharmaceuticals, Inc. together with its subsidiaries (referred to herein as “Tapestry” or the “Company”) is a pharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. It is also engaged in evaluating the in-licensing or purchasing of new therapeutic agents and/or related technologies. The Company’s evaluation of new products and technologies may involve the examination of individual molecules, classes of compounds, or platform technologies. Acquisitions of new products or technologies may involve the purchase or licensing of such products or technologies, or the acquisition of, or merger with, other companies.

Except for the sale of the paclitaxel business on December 12, 2003, the Company has incurred net losses since inception and will likely incur additional losses for the foreseeable future. Tapestry was incorporated as a Washington corporation in 1991, and reincorporated as a Delaware corporation in 1993.

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

Liquidity

The Company has no revenue and has incurred a net loss of approximately $16.7 million, $17.5 million and $24.2 million in 2006, 2005 and 2004, respectively. In addition, the Company has an accumulated deficit of $123.9 million as of December 27, 2006. As of December 27, 2006, the Company had a working capital balance of $20.2 million compared to a working capital balance of $11.6 million at December 28, 2005. As of December 27, 2006, the Company had cash and short-term investments totaling $22.5 million. Through December 27, 2006, the Company has funded its capital requirements primarily with the net proceeds of public offerings of common stock, with private placements of equity securities, with the exercise of warrants and options, and with debt. The Company has also funded its capital requirements with the gross proceeds of the sale of its paclitaxel business (approximately $71.7 million) to Mayne Pharma (USA) Inc. (f/k/a Faulding Pharmaceutical, Inc.), a subsidiary of Mayne Group Limited, on December 12, 2003.

The Company anticipates that its existing capital resources will enable it to continue operations for at least the next twelve months. However, the Company’s capital requirements have been and will continue to be significant. To bring the Company’s various programs to completion will require the Company to raise additional capital in the near future. The Company cannot assure you that it will be able to obtain additional capital on terms that will be acceptable to the Company. In addition, the Company may seek to in-license or purchase new products or technologies. The cost and related capital expenditures of acquiring and developing such resources may be significant, and the Company may not be able to obtain capital for the development of these products or technologies. Should the Company be unable to raise the needed capital, the Company may be required to discontinue, shutdown or cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reverse Stock Split and Nasdaq Listing

On February 25, 2005, the Company received notice from the Nasdaq Stock Market, Inc. that its common stock had not met the $1 per share minimum bid price requirement for 30 consecutive business days and that, if the Company was unable to demonstrate compliance with this requirement during the applicable grace periods, its common stock would be delisted after that time. On February 6, 2006, the Company effectuated a one for ten reverse stock split to regain compliance with this listing requirement. Since the reverse stock split was effectuated, the closing bid price of its common stock has remained above $1.00 in compliance with the minimum bid price requirement.

Cash, Cash Equivalents and Investments

Cash and cash equivalents includes all highly liquid investments with maturities of 90 days or less when purchased. The carrying amounts of cash and cash equivalents approximate their fair values. Short-term investments consist of commercial paper, investment grade government agency, auction rate, and corporate debt securities due within one year. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. The Company’s investments in auction rate securities are recorded at cost, which approximates fair market value. In accordance with ARB 43, “Restatement and Revision of Accounting Research Bulletins,” despite the long-term nature of their stated contractual maturities, the Company has the ability and the intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short term. The Company’s investments are classified as available-for-sale, and are reported at market value as of the balance sheet date. Interest income is recognized when earned. The unrealized gains and losses are reported as a separate component of stockholder’s equity until the security is sold or until a decline in fair value is determined to be other than temporary. See “Note 3, Investments,” for further information on investments.

The Company’s investment in ChromaDex, Inc. is accounted for under the cost method. Under the cost method, the investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. See “Note 12. Investment in ChromaDex, Inc.,” for further information on ChromaDex.

Financial Instruments

Cash and cash equivalents, accounts payable and long-term debt are carried at cost, which approximates fair value.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and intangible assets are periodically monitored and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. See “Note 2. Discontinued Operations,”, “Note 5. Other Assets,” and “Note 12. Investment in ChromaDex, Inc..”

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

Intangible Assets

Intangible assets consist solely of acquired intellectual property and are amortized using the straight-line method over their estimated period of benefit, ranging from five to fifteen years. The Company annually evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. In connection with the preparation of its financial statements for 2004, the Company determined that its intangible assets relating to acquired patents used in the Genomics division were impaired and recorded an impairment loss of $1.1 million. See “Note 2. Discontinued Operations.”

Share-Based Compensation

As of December 27, 2006, the Company had five equity incentive plans (the “Plans”); the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan, and the 2006 Equity Incentive Plan (the “2006 Incentive Plan”), which was approved by shareholders on April 4, 2006. As a result of the approval of the 2006 Equity Incentive Plan, the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, and the 2004 Non-Employee Director’s Stock Option Plan were suspended and any remaining shares eligible for issuance were cancelled.

On December 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the provisions of APB 25 and its related interpretations, no compensation expense was recognized with respect to the grant to employees of options to purchase the Company’s common stock when such stock options were granted with exercise prices equal to or greater than market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 29, 2005, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the fiscal year ended December 27, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ended December 27, 2006 was $3.4 million or $.26 basic and diluted loss per share from continuing operations. Included in the stock-based compensation expense for the fiscal year ended December 27, 2006, is a one time non-cash fixed period charge in the amount of $381,000, as a result of the modification of vested options on April 4, 2006 as discussed in Note 8. “Equity Incentive Plans.”  The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. This charge had no impact on the Company’s reported cash flows.

For the periods ended December 28, 2005 and December 29, 2004, the Company recorded approximately $50,000 and $141,000, respectively of stock compensation expense pursuant to APB 25 associated with the amortization of deferred stock compensation related to the vesting of stock options that were granted to consultants for services rendered to the Company. The breakdown of total stock-based compensation by expense category is as follows (in thousands):

	Year Ended
	December 27,	December 28,	December 29,
	2006	2005	2004
Research and development	$1,410	$36	$72
General and administrative	1,940	11	9
Discontinued operations	57	3	60
	$3,407	$50	$141

Under the modified prospective method of transition under SFAS 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of share-based compensation under SFAS 123(R). Therefore, the results for the period ended December 27, 2006 are not directly comparable to prior year periods. As required by SFAS 123(R), the Company has presented pro forma disclosures of its net loss and net loss per share for the prior year period assuming the estimated fair value of the options granted prior to December 28, 2005 is amortized to expense over the option-vesting period as illustrated below (in thousands):

	December 28,	December 29,
	2005	2004
Net loss, as reported	$(17,538)	$(24,174)
Add: Stock-based employee compensation expense included in reported net loss	50	141
Less: Total stock-based compensation expense determined under fair value based methods for all options granted	(2,954)	(3,947)
Pro forma net loss	$(20,442)	$(27,980)
Net loss per share:
Basic and diluted—as reported	$(5.15)	$(7.38)
Basic and diluted—pro forma	$(6.00)	$(8.55)

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated the estimated life of each employee stock option granted in fiscal 2006 based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since its initial public offering in 1994. The risk free rate of return and the historical volatility were also based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since inception. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 27, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company takes into consideration both voluntary and involuntary terminations, as well as trends of actual option forfeitures. Prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

				Weighted-
				Average
	Risk-Free	Dividend	Volatility	Option
	Interest Rate	Yield	Factor	Life (Years)
Fiscal Year 2006	4.66% - 5.18%	0%	108.82% - 121.86%	3.35 - 5.78
Fiscal Year 2005	3.58% - 4.27%	0%	113.17% - 123.33%	5
Fiscal Year 2004	2.51% - 3.81%	0%	102.8% - 127.0%	4 - 6

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, thereby resulting in changes to these assumptions and methodologies. These changes could materially impact the Company’s fair value determination.

A summary of option activity under the Plans as of December 27, 2006 is presented below:

Summary Details for Plan Share Options

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (Years)	(in millions)
Outstanding Balance, December 31, 2003	698,445	$42.60
Granted	166,305	13.10
Exercised	(3,868)	9.30
Forfeited or expired	(33,172)	31.40
Outstanding Balance, December 29, 2004	827,710	37.30
Granted	47,060	6.30
Exercised	(5,434)	5.90
Forfeited or expired	(144,534)	31.50
Outstanding Balance, December 28, 2005	724,802	36.70
Granted	5,741,597	3.47
Exercised	—	—
Forfeited or expired	(661,106)	37.33
Outstanding Balance, December 27, 2006	5,805,293	$3.83	8.86	$—
Exercisable shares as of December 27, 2006	597,665	$7.35	4.25	$—

Included in the number of stock options granted and forfeited in the table above during the period ended December 27, 2006, are 626,568 stock options that were cancelled and reissued as a result of the repricing of outstanding stock options as described in Note 8. Equity Incentive Plans.

A summary of the status of the Company unvested shares as of December 27, 2006, and changes during the period then ended is presented below:

Unvested Shares Issued Under the Plan

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested balance, December 28, 2005	286,268	$32.15
Granted	5,741,597	3.81
Vested	(557,112)	5.86
Forfeited or expired	(263,125)	39.28
Unvested balance, December 27, 2006	5,207,628	$2.79

Included in the number of stock options granted and forfeited in the table above during the period ended December 27, 2006, are 248,856 stock options that were cancelled and reissued as a result of the repricing of outstanding stock options as described in Note 8. Equity Incentive Plans.

As of December 27, 2006, there was $11.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation expense will be recognized over a weighted-average period of approximately 4.5 years.

On November 10, 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the shortcut method provided in the FASB Staff Position for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123(R). The shortcut method includes simplified procedures to establish the beginning balance of the pool of excess tax benefits (the “APIC Tax Pool”) and to determine the subsequent effect on the APIC Tax Pool and Consolidated Cash Flow Statements of the tax effects of employee stock-based compensation awards.

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

Net Income (Loss) Per Share

Basic earnings per share is measured as the income or loss available to common stockholders divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that have an antidilutive effect are excluded from diluted earnings per share. Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Potential common shares from stock options, warrants and convertible securities have been excluded from the computation of diluted earnings per share due to net losses from continuing operations in 2006, 2005, and 2004 as their effect is antidilutive.

Securities that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share because to do so would be antidilutive, amounted to 18,705,000, 724,802 and 831,696 shares at December 27, 2006, December 28, 2005, and December 29, 2004, respectively.

Comprehensive Income

Under Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” the Company is required to display comprehensive income (loss) and its components as part of the financial statements. The Company has displayed its comprehensive income (loss) as part of the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss. Other comprehensive loss for 2006 includes net unrealized losses on available-for-sale securities that are excluded from net loss. The activity of other comprehensive loss is as follows (in thousands):

	December 27,	December 28,	December 29,
	2006	2005	2004
Net loss, as reported	$(16,652)	$(17,538)	$(24,174)
Unrealized gain (loss) on available-for-sale securities	42	179	(101)
Reclassification adjustment for losses included in net loss	—	(120)	—
Comprehensive net loss	$(16,610)	$(17,479)	$(24,275)

Estimates and Assumptions

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when determining useful lives for depreciation and amortization, assessing the need for impairment charges, accounting for income taxes, stock based compensation and various others items. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

On June 9, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 must be adopted for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial results.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.”  Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.

Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on December 28, 2006. The Company currently does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management has not yet determined the impact of adopting this statement.

Note 2. Discontinued Operations

Closure of the Genomics Division

On November 16, 2004, the Company decided to discontinue research on its genomics programs, other than the Huntington’s Disease program, and to seek a buyer of these programs. The Huntington’s Disease program was terminated in January 2006.

As a result of the decision to close the Genomics division, the Company recorded a charge of $1.7 million primarily relating to an impairment of intangible assets acquired in connection with the December 2002 acquisition of the genomics business of Pangene Corporation ($1.1 million), a charge for fixed assets likely to be disposed of at less than their book value ($150,000), severance costs ($250,000), and lease termination costs ($200,000). Additional expenses related to the exit of the Genomics division were charged to discontinued operations as incurred in 2005 ($358,000).

Net losses related to the Genomics division that are included in discontinued operations totaled $59,000, $358,000 and $5.7 million in 2006, 2005 and 2004, respectively. No material revenue was previously recognized in this division.

Sale of Paclitaxel Business

On December 12, 2003, the Company sold its worldwide generic injectable paclitaxel business to Mayne Pharma for cash in the amount of $71.7 million minus an inventory adjustment of $4.6 million to reflect the Company’s actual inventory as of the closing. The sale resulted in a gain of $54.6 million before taxes (net of an $183,000 tax provision relating to utilization of net operating losses created by stock option exercises), and $54.1 million after taxes. Approximately $21.9 million of the proceeds of the purchase price was paid to Abbott Laboratories to retire all outstanding debt, interest and payables the Company owed to Abbott. The assets sold to Mayne Pharma included paclitaxel manufacturing assets, yew plantations, domestic and international issued and pending paclitaxel patents, a worldwide registration dossier, worldwide development and supply agreements, inventories and settlement of accounts receivable. The Company retained all of its intellectual property not used in connection with the business sold. This transaction with Mayne Pharma provided that the Company was entitled to a portion of the cash proceeds received in connection with a patent infringement lawsuit against Mylan Laboratories, Inc. This lawsuit was settled in July 2004 and the Company received $3.0 million as its share of the proceeds.

The paclitaxel business has been reported as a discontinued operation and results from prior years have been reclassified to reflect this. There were no product sales and net income of $3.0 million related to the paclitaxel business in 2004. The paclitaxel income in 2004 consisted of the $3.0 million patent infringement settlement with Mylan Laboratories and a $250,000 business interruption insurance claim filed and collected in 2004 for losses sustained in the third quarter of 2003 from a hurricane that disrupted operations of a contract manufacturer employed by Tapestry, offset by taxes owed in connection with the operation of the Company’s yew plantations.

Note 3. Investments

Short-term investments consist of investment grade government agency, auction rate, and corporate debt securities due within one year. The Company’s investments in auction rate securities are recorded at cost, which approximates fair market value. In accordance with ARB 43, “Restatement and Revision of Accounting Research Bulletins,” despite the long-term nature of their stated contractual maturities, the Company has the ability and intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short-term. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are treated as a separate component of stockholders’ equity until the security is sold or until a decline in fair value market value is determined to be other than temporary. As of December 27, 2006 and December 28, 2005, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type of investment classified as available-for-sale are as follows (in thousands):

	Amortized	Unrealized	Fair
Security Type	Cost	Losses	Value
December 27, 2006
Auction rate securities	$9,000	$—	$9,000
Commercial paper	1,977	—	1,977
Corporate debt securities	5,100	—	5,100
Government agencies	6,200	—	6,200
Total investments	$22,277	$—	$22,277
December 28, 2005
Auction rate securities	$8,750	$—	$8,750
Corporate debt securities	4,844	(42)	4,802
Total investments	$13,594	$(42)	$13,552

Note 4. Property, Plant and Equipment

Property and equipment consists of the following (in thousands):

	December 27,	December 28,
	2006	2005
Furniture, fixtures and office equipment	$555	$545
Laboratory equipment	676	652
Leasehold improvements	56	56
Construction in progress	265	21
	1,552	1,274
Less: Accumulated depreciation	(871)	(666)
Property, plant and equipment, net	$681	$608

Included in construction in progress is equipment purchased under a capital lease that will be installed and ready for use in January 2007. See “Note 6. Debt.”

Note 5. Other Assets

Deposits as of December 27, 2006 and December 28, 2005 primarily consist of rent deposits of the Company’s three facilities. In 2005, a portion of the Company’s deposit at its New York office was returned per the terms of the lease. Land, valued at $718,000, had previously been purchased and held for expansion of the Company’s paclitaxel manufacturing facilities. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during 2005, the Company recognized an impairment charge on the carrying value of its land of $104,000 to revalue it to an estimated fair market value of $614,000.

Other assets consist of the following (in thousands):

	December 27,	December 28,
	2006	2005
Deposits	$60	$69
Land	614	614
	$674	$683

Note 6. Debt

A summary of the components of debt, net of discount, is as follows (in thousands):

	December 27,	December 28,
	2006	2005
TL Ventures notes payable(a)	$—	$3,323
Capital lease(b)	227	—
	227	3,323
Less: Current portion	(115)	(840)
	$112	$2,483

a)                TL Ventures note payable—In 2005, the Company entered into an agreement with TL Ventures V, L.P, and one of its affiliated funds providing for a complete settlement of historical litigation, a mutual release of claims and the payment of approximately $3.2 million in cash and the issuance by the Company of promissory notes in an aggregate amount of $4.7 million in exchange for delivery of $8.0 million of 4% convertible subordinated debentures that were held by TL Ventures. The notes did not bear interest, were not convertible and were payable in monthly installments of $110,000 in 2006 and $150,000 in 2007, with a final payment of $1.0 million due on January 31, 2008. Accrued interest of approximately $134,000 was included in the cash payment made with the closing. The Company recorded a discount on the note attributable to the fair value of interest in the amount of $1.3 million and the discount was allocated between the current and long-term portions of the note. An interest rate of 18.0% was used to impute the discount. The Company recorded the obligation resulting from the settlement on its balance sheet as of December 29, 2004. No gain or loss was recognized in connection with the settlement. The unamortized discount on the TL Ventures note was $797,000 at December 28, 2005. The discount reduced the current portion of the note by $480,000 and the long-term portion by $317,000 at December 28, 2005.

On November 16, 2006, the Company repurchased the promissory notes, which had an outstanding principal value of $3.0 million at the time of purchase for an aggregate payment to TL Ventures of $2.7 million in cash. Repurchase of the Notes did not have a material impact on its financial results.

b)               Capital lease—The Company leases equipment under a capital lease. The capital lease does not bear interest and is payable in monthly installments of $11,000 in 2007 and 2008. The Company recorded a discount on the capital lease attributable to the fair value of interest in the amount of $23,000 and the discount was allocated between the current and long-term portions of the lease. An interest rate of 11.5% was used to impute the discount.

Note 7. Stockholders’ Equity

Stockholder Rights Plan

In December 2006, the Company adopted a stockholder rights plan to replace its stockholder rights plan that expired in November 2006 at the end of its ten-year term. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 15% or more of the Company’s outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of the Company’s outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of its outstanding common stock) would generally become exercisable for shares of its common stock at a discount. Because the potential acquirer’s rights would not become exercisable for shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire the Company. In addition, the existence of the plan itself may deter a potential acquirer from acquiring the Company. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of the Company that its stockholders may consider in their best interests may not occur.

Because the investors in the Private Placement described below own a substantial percentage of the Company’s outstanding common stock, the stockholder rights plan provides that such investors and their respective affiliates will be exempt from the stockholder rights plan, unless an investor and its affiliates acquire, after April 4, 2006, more than 1% of the Company’s then issued and outstanding common stock, not including the shares of common stock issued to the investors in the Private Placement or shares of common stock issued upon exercise of the warrants issued to the investors in the Private Placement.

Private Placement

On April 6, 2006, the Company sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock (the “Private Placement”), for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants) or approximately $23.8 million, net of the placement agent fees and other expenses. The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price equal to $2.40 per share. The Company may call up to 20% of the outstanding warrants during any three month period if certain conditions are satisfied, including the trading price of its common stock exceeding $4.80 for 20 consecutive trading days. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that the Company will receive funds from the exercise of warrants.

In addition, the Company issued warrants to purchase 50,000 shares of common stock to a financial advisor and issued warrants to purchase 100,000 shares of common stock to an outside consultant as a finders’ fee on substantially similar terms as the warrants issued under the Purchase Agreement. The value of these warrants of $472,000 was determined using the Black-Scholes model and is considered a non-cash private placement expense.

Pursuant to the terms of a registration rights agreement entered into by the Company at the closing of the Private Placement, the Company filed with the SEC a registration statement on Form S-3 covering the resale of the common stock sold to investors in the Private Placement. The registration rights agreement provides, among other things, that the Company will use commercially reasonable efforts to effect the registration of the securities within 90 days of closing, and to continuously maintain effectiveness. If sales cannot be made under the registration statement (other than for certain periods when the Company is permitted under the agreement to suspend use of the registration statement when it has delayed disclosure of material nonpublic information) then the Company is obligated to pay each investor liquidated damages, in cash, equal to 1.5% per 30 day period (or pro rata for a portion thereof) of the aggregate purchase price paid by such investor. The SEC declared the Company’s Form S-3 effective on May 18, 2006, which was within 90 days of closing.

The Company views the registration rights agreement containing the liquidated damages provision as a separate freestanding contract as discussed in Emerging Issues Task Force (“EITF”) Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and that the registration rights agreement has nominal value. Under this approach, the registration rights agreement is accounted for separately from the financial instrument in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the classification of the warrants has been determined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and the warrants have been accounted for as permanent equity.

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

Restricted Stock

In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 43,814 shares of restricted stock of the Company’s common stock under its equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. To date, under the program, 5,256 shares have been surrendered due to employees leaving employment with the Company. The stock component of the program includes 18,463 shares that vested on September 6, 2006 and 20,095 additional shares to vest on September 6, 2007, contingent upon participants being employed by the Company on those dates. The total value of the common stock component of the program is $139,000 (net of terminations) based on the value of the underlying common stock at the date of grant. During the periods ended December 27, 2006 and December 28, 2005, $78,000 and $37,000, respectively, of expense related to the program was recognized. The remaining expense associated with the program will be recognized over the remaining vesting period, through September 2007.

Warrants

The following summarizes warrant activity:

		Exercise	Expiration
	Warrants	Price	Date
Outstanding at December 28, 2005	—	—	—
Issued	12,900,000	$2.40	2011
Expired	—	—	—
Outstanding at December 27, 2006	12,900,000

Note 8. Equity Incentive Plans

As of December 27, 2006, the Company had five equity incentive plans; the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by shareholders on April 4, 2006.

As a result of the approval of the 2006 Equity Incentive Plan, the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, and the 2004 Non-Employee Director’s Stock Option Plan were suspended and any remaining shares eligible for issuance were cancelled.

Non-plan Stock Options

In January 1994, the Company granted to four outside directors options to purchase 2,700 shares of common stock that were immediately exercisable and expired in January 2004. In September 1997, the Company granted to its employees options to purchase 2,007 shares of common stock, which vested over a two year period and that expire in September 2007.

1994 Long-Term Performance Incentive Plan

The Company has a 1994 Long-Term Performance Incentive Plan (the “1994 Plan”) which was approved by stockholders in July 1994. The 1994 Plan initially authorized 37,500 shares for issuance. Stockholders subsequently approved increases in the number of authorized shares to 660,000 shares. The 1994 Plan provides for granting to employees and other key individuals who perform services for the Company the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee deems to be consistent with the purposes of the 1994 Plan. In April 2004, in accordance with the terms of the 1994 Plan, the Company’s Board of Directors extended the termination date of the 1994 Plan for an additional five years through July 2009 for the purpose of granting awards thereunder, other than incentive stock options, and suspended provisions relating to the granting of options to non-employee directors.

The 1998 Stock Incentive Plan

In 1998, the Board of Directors adopted the 1998 Stock Incentive Plan (formerly known as the “1998 Stock Option Plan”) (the “1998 Plan”) to provide awards of stock options, stock appreciation rights, restricted stock, performance grants, or any other type of award deemed by the Board of Directors or its designated committee to employees and other individuals who perform services for the Company. The 1998 Plan provides for option grants designated as nonqualified stock options or incentive stock options. Originally, 12,500 shares were authorized for issuance under the 1998 Plan. The Board of Directors approved increases in the number of authorized shares in amendments to the 1998 Plan made through 2002 which increased the number of shares authorized to 192,500. Under the terms of the 1998 Plan, stock options cannot be granted to persons who are Tapestry officers subject to Section 16 of the Securities Exchange Act of 1934, as amended, (unless granted to officers not previously employed by Tapestry, as an inducement essential to such officers entering into employment contracts with the Company) or to Tapestry directors. Options granted under the 1998 Plan typically vest 25% after each anniversary date of the grant, and expire ten years from the date of grant. The exercise price for stock options issued under the 1998 Plan is equal to the fair market value of the Company’s common stock on the date of grant.

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

2004 Non-Employee Directors’ Stock Option Plan

In 2004, shareholders adopted the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors’ Plan”) to provide for automatic and discretionary grants of stock options to members of the Company’s Board of Directors who are not employees of the Company. Options granted under the 2004 Directors’ Plan are intended to be nonstatutory stock options that do not qualify as incentive stock options. The 2004 Directors’ Plan originally authorized 40,000 shares of common stock for issuance. Options granted automatically under the 2004 Directors’ Plan vest after the first anniversary date of the grant, and expire ten years from the date of grant. Options may also be granted under the 2004 Directors’ Plan at the discretion of the Board on such terms as the Board determines, subject to limitations of the 2004 Directors’ Plan. The exercise price for stock options issued under the 2004 Directors’ Plan is equal to the fair market value of the Company’s common stock on the date of grant. Each person who is not an employee and (i) who is elected or re-elected as a director by the stockholders at any annual meeting of stockholders, (ii) who continues as a director following an annual meeting of stockholders at which such director is not subject to re-election or (iii) is appointed as a director in accordance with Company bylaws following an annual meeting, upon such election or appointment, will receive, as of the business day following the date of each such election or appointment, a non-qualified option to purchase 1,000 shares of common stock. The 2004 Directors’ Plan also provides for annual automatic grants of options to purchase 1,000 shares to the chairs of the Board of Directors’ Audit, Compensation, Nominating and Corporate Governance, and Research and Development committees. The 2004 Directors’ Plan provides for an automatic grant of non-qualified stock options to purchase 750 shares of common stock to members of the Research and Development committee upon their initial appointment to the committee, and an automatic grant of non-qualified stock options to purchase 300 shares of common stock to a Research and Development committee member who continues to serve on the committee after an annual meeting of stockholders. Non-employee directors may also be granted options to purchase shares of common stock at the discretion of the Board of Directors. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to a vesting schedule.

2006 Equity Incentive Plan

In 2006, the shareholders adopted the 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards (collectively “awards”) to directors, employees, consultants and advisors of the Company.  Options granted automatically to non-employee directors under the 2006 Equity Incentive Plan vest after the first anniversary date of the grant, and expire ten years from the date of grant. Options may also be granted under the 2006 Equity Incentive Plan at the discretion of the Board on such terms as the Board determines, subject to limitations of the 2006 Equity Incentive Plan. The exercise price for awards issued under the 2006 Equity Incentive Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options covering 1,500 shares of common stock will be automatically granted to each non-employee director who (i) is elected or reelected as a director of the Company at an annual meeting of the Company’s stockholders, (ii) continues service as a director of the Company after an annual meeting of the Company’s stockholders at which the director is not subject to reelection, or (iii) is appointed as a director of the Company in accordance with its Bylaws following an annual meeting (each, an “Eligible Director”), on the next business day following each such annual meeting or appointment. In addition, options covering 1,500 shares of Common Stock will be automatically granted to each Eligible Director who is appointed or continues to serve as chair of the Audit, Compensation, Nominating, or Corporate Governance Committee of the Board (or any permanent committee of the Board other than the Research and Development Committee, whose grants are described below) following an annual meeting of the Company’s stockholders, on the business day next succeeding each such appointment or continuation of service, as the case may be. In addition, options covering 1,000 shares of common stock will be automatically granted to each Eligible Director who is appointed to the Research and Development Committee of the Board, on the next business day following such appointment. Thereafter, options covering 450 shares of common stock shall automatically be granted to each Eligible Director who continues service as a member of the Research and Development Committee of the Board following an annual meeting of the Company’s stockholders, on the business day next succeeding such Eligible Director’s continuation of service. Non-employee directors may also be granted options to purchase shares of common stock at the discretion of the Board of Directors. All such options are exercisable at an exercise price equal to the fair market value of the common stock on the date of grant and are subject to a vesting schedule.

The number of shares initially reserved for issuance under the 2006 Incentive Plan totals 6,577,106. This number will be increased, in an amount not to exceed 1,600,000 shares in the aggregate, immediately following any issuance of common stock by the Company during the three year period following approval by shareholders of the 2006 Equity Incentive Plan such that the shares available under the 2006 Equity Incentive Plan at any time will be equal to (i) 20% of fully diluted shares of common stock plus ungranted options available under the 2006 Equity Incentive Plan immediately following any such issuance of share less (ii) the number of share of common stock subject to existing options pursuant to the Company’s 2004 Equity Incentive Plan, 2004 Non-Employee Directors’ Stock Option Plan, the 1998 Stock Incentive Plan, and the 1994 Long-Term Performance Incentive Plan. As a result of stock issued during the year, the number of shares reserved for issuance under the 2006 Incentive Plan has increased to 6,622,935.

In conjunction with the adoption of the 2006 Equity Incentive Plan, the Board granted options to purchase 30,000 shares of common stock to each non-employee director of the Board totaling 180,000 shares. In addition, the Compensation Committee of the Board of Directors (“Compensation Committee”) granted options to purchase shares of common stock to employees of the Company, including its executive officers, totaling 3,079,480 shares.

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

Repricing of Stock Options

On February 8, 2006, the Board of Directors of the Company approved, subject to stockholder approval, the modification of certain outstanding options to purchase shares of common stock under the Company’s existing equity incentive plans, including certain stock options granted to the Company’s directors and executive officers. Stockholder approval of such modifications was received on April 4, 2006 and the exercise price of each such modified option was reduced to $4.02 per share as of such date. As of February 8, 2006, stock options for approximately 696,253 shares were outstanding under all of the Company’s equity compensation plans, of which options to purchase approximately 626,568 shares of common stock, having exercise prices ranging from $4.20 to $112.50, were modified. As a result of the modification of vested stock options, in accordance with SFAS 123(R), the Company recorded a $381,000 one-time non-cash fixed period charge in the second quarter of 2006 (Note 1).

The following summarizes stock option activity and balances:

					2004	2006 Equity
				2004	Directors’	Incentive
	Non-Plan	1994 Plan	1998 Plan	EIP Plan	Plan	Plan	Total
Authorized	21,223	660,000	192,500	400,000	40,000	6,577,106	7,890,829
Increased	—	—	—	—	—	45,829	45,829
Suspended and cancelled	1,625	88,274	55,615	290,550	13,300	—	449,364
Authorized—As Adjusted	19,598	571,726	136,885	109,450	26,700	6,622,935	7,487,294
Less:
Exercised	19,508	43,962	18,351	—	—	—	81,821
Expired	1,625	5,597	4,454	288	—	—	11,964
Stock grants	40	17,495	41,739	16,250	11,350	10,000	96,874
Cancelled	50	473,295	58,270	85,612	15,350	5,400	637,977
Issued and unexercised	50	510,269	76,795	93,200	15,350	5,109,629	5,805,293
Available to be issued	—	—	—	—	—	1,503,306	1,503,306

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
$1.88 - $2.90	1,587,300	9.77	$2.10	100	$2.90
$3.25 - $3.88	268,250	9.36	$3.61	5,000	$3.40
$4.02	3,885,772	8.54	$4.02	533,927	$4.02
$9.50 - $48.30	47,970	3.14	$22.05	42,637	$23.05
$65.00 - $95.50	16,001	4.10	$77.97	16,001	$77.97
$1.88 - $95.50	5,805,293	8.86	$3.83	597,665	$7.35

Note 9. Retirement Plans

The Company sponsors a defined contribution retirement plan (the “401(k) Plan”) for all eligible employees that allows participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the 401(k) Plan on behalf of the participants in the form of cash or in shares of common stock. No discretionary contributions were made by the Company to the 401(k) Plan in 2006, 2005 and 2004.

The Company adopted an Employee Stock Ownership Plan (“ESOP”) for its employees, in accordance with the Internal Revenue Code. Under this plan, employees over the age of 17 are eligible to participate on the first day of the month immediately following the completion of six months of continuous service or 1,000 hours of service during a 12-continuous-month period. Participants make no contributions to the ESOP. The Company contributes common stock to the ESOP that is allocated to all eligible employees based on their allowable pay. These contributions vest 25% each year starting with the employees second year of employment. For 2006, 2005 and 2004 the Company contributed 102,479, 75,000 and 33,564, shares to the ESOP and recorded compensation expense of $393,000, $420,000 and $791,000, respectively. The Company’s 2004 contribution included 5,431 shares of treasury stock. All shares held by the ESOP are treated as outstanding in computing earnings per share.

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

Note 10. Income Taxes

As of December 27, 2006, the Company had the following net operating loss carryforwards and research and development credits to offset future taxable income in the U.S. (in thousands):

	Net	Research and
	Operating	Development
Expiring December 31,	Losses	Credits
2007	$—	$52
2008	—	54
2009	—	38
2010	—	15
2011	—	49
2012	10,825	141
2013	—	—
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018	—	205
2019	8,445	230
2020	15,899	340
2021	19,781	449
2022	8,715	565
2023	—	390
2024	21,074	910
2025	15,917	429
2026	13,028	380
	$113,684	$4,247

Of the $113.7 million of net operating losses listed above, $3.5 million resulted from the exercise of stock options and, as a result, the tax effect of utilizing that portion of the net operating losses would be credited directly to stockholder’s equity.

The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that may limit the tax net operating loss (“NOL”) and tax credits available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company (as defined in Section 382 of the Code) within a three-year period results in an annual limitation on the company’s ability to utilize its NOL and tax credit carryforwards from tax periods prior to the ownership change.  As a result of the private placement of equity securities in April 2006, which is considered to be a change in ownership for tax purposes under the Code, the Company’s NOL and tax credit carryforwards as of December 27, 2006 are subject to such limitations. The Company believes that it will not be able to utilize a significant portion of its NOL and tax credits.

Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	2006	2005
Deferred tax assets:
Tax net operating loss carryforward	$43,996	$37,784
Research and development credits	4,247	3,863
Deferred compensation	1,349	—
Depreciation	(72)	29
Alternative minimum tax credit carryforward	467	467
Other	1,004	935
Total deferred tax assets	50,991	43,078
Valuation allowance	(50,991)	(43,078)
Net deferred tax assets	$—	$—

Variations from the federal statutory rate are as follows:

	2006	2005	2004
Federal statutory income tax rate	35.00%	35.00%	35.00%
Effect of permenant differences	-0.05%	-1.98%	0.03%
State income tax rate net of federal benefit	3.70%	3.25%	3.08%
Effect of foreign operations	—	-1.47%	-2.58%
Valuation allowance	-38.70%	-34.95%	-35.55%
Effective income tax rate for continuing operations	-0.05%	-0.15%	-0.02%

Note 11. Restructuring Costs

Restructuring costs include the costs associated with actions taken by the Company in response to changes in the Company’s business. These charges consist of costs that were incurred to exit an activity or cancel an existing contractual obligation, including the closure of facilities and employee termination related charges. There were no restructuring charges during 2006.

See Note 2 regarding the closure of the Company’s Genomics division in 2004 and the sale of the paclitaxel business in 2003. The sale of the Company’s Technical and Analytical Services group to ChromaDex, Inc., as discussed in Note 12, was also part of the Company’s restructuring.

During the third quarter of 2005, the Company incurred severance costs of $299,000 associated with the elimination of two general and administrative executives, five other general and administrative employees and 15 research and development positions (including one consultant).

The following table summarizes the components of the restructuring charges, the payments and non-cash charges, and the remaining accrual as of December 27, 2006, December 28, 2005 and December 29, 2004 (in thousands):

	Employee
	Severance and	Facility	Total
	Termination	Closure	Restructuring
	Costs	Costs	Charges
Accrual balance at December 31, 2003	$153	$—	$153
Fourth quarter 2004 restructuring charge	253	203	456
Payments in 2004	(200)	—	(200)
Accrual balance at December 29, 2004	206	203	409
Total restructuring charges December 28, 2005	299	—	299
Payments in 2005	(468)	(203)	(671)
Accrual balance at December 28, 2005	37	—	37
Payments in 2006	(37)	—	(37)
Accrual balance at December 27, 2006	$—	$—	$—

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

As a result of an anti-dilution provision in the original Asset Purchase Agreement between ChromaDex and the Company, during fiscal 2006, the Company received an additional 46,503 shares of ChromaDex common stock and recorded an additional $7,600 to its investment in ChromaDex.

Note 13. Technology License

In December of 2005, the Company terminated its technology license agreement with the University of Delaware and Thomas Jefferson University, relating to the use of proprietary oligonucleotides (DNA fragments) designed to precisely alter genes in humans, animals, plants, viruses and microbes. The license provided for research and patent funding commitments and payments in common stock. As of December 28, 2005, the Company has issued 45,750 shares of common stock under the license to the University of Delaware, 7,125 shares to Thomas Jefferson University and 7,125 shares to The Samuel Roberts Noble Foundation, Inc., each of which had an ownership interest in the licensed intellectual property. There were no issuances of common stock in 2006 under this agreement.

Note 14. Commitments and Contingencies

Operating Leases

The Company has executed noncancelable operating lease agreements for office, research and production facilities, and equipment. As of December 27, 2006, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

2007	$151
2008	11
$162

Tapestry has renewal clauses in some of these leases that range from one to ten years. Rent expense for the years ended December 27, 2006, December 28, 2005 and December 29, 2004, was $478,000, $574,000 and $953,000, respectively.

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

The Company agreed to employ Donald H. Picker, Ph.D. as its President in December 2006. Prior to joining the Company, Dr. Picker had served as Executive Vice President, R&D, of Callisto Pharmaceuticals, Inc. (“Callisto”). On December 21, 2006, Callisto filed a complaint in the Supreme Court of New York, County of New York, relating to the employment of Dr. Picker. The suit names the Company and two of its officers, Leonard Shaykin and Kai Larson, as defendants. In its complaint, Callisto alleges breaches of a confidentiality agreement between Callisto and the Company, and also interference with Dr. Picker’s contractual relationship with Callisto. Callisto seeks unspecified actual and punitive damages. The Company believes these claims are without merit and it is vigorously defending itself against such claims.

Employment Agreements

The Company has employment agreements with key employees. These employment agreements contain provisions regarding the termination of employment including termination of employment associated with a change in control (as defined). These termination benefits range from 100% to 300% of the employee’s base salary for the prior 12-month period immediately preceding the termination date, payment of any accrued but unpaid salary, bonus and vacation and payment of up to 100% of the prior year bonus or 75% of base salary for the prior 12-month period.

Note 15. Related Party Transactions

The Company paid ChromaDex (see “Note 12. Investment in ChromaDex, Inc.,”) $404,000, $313,000 and $379,000 during 2006, 2005 and 2004, respectively, for support services and the Company’s share of rent, utilities, supplies and maintenance costs in connection with its sublease of ChromaDex’s research facility. The Company had accounts payable balances to ChromaDex of $23,000 and $31,000 at December 27, 2006 and December 28, 2005, respectively.

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

On March 22, 2006 the Company and Patricia Pilia, Ph.D. entered into a Settlement Agreement (the “Settlement Agreement”) in connection with Dr. Pilia’s termination of employment by the Company without cause on February 23, 2006. Dr. Pilia is a member of the Board of Directors and previously served as Executive Vice President and Secretary of the Company and was party to an employment agreement with the Company. In connection with the Settlement Agreement, the Company paid Dr. Pilia $646,000 for termination benefits in 2006.

In addition, Dr. Pilia holds an option entitling her to purchase up to 10% of the outstanding stock of Regulus Pharmaceutical Consulting (“Regulus”), a firm that provides regulatory consulting services to the Company. The option is subject to certain vesting requirements. In compensation for consulting services provided to the Company, the Company paid Regulus $65,000, $162,000 and $182,000 during 2006, 2005 and 2004, respectively. Dr. Pilia has also made a loan to Regulus and has guaranteed a loan to Regulus made by a bank.

Note 16. Quarterly Data (unaudited)

The table below summarizes the Company’s unaudited quarterly results for fiscal years 2006 and 2005 (in thousands, except per share amounts):

	First	Second	Third	Fourth
Years Ended	Quarter	Quarter	Quarter	Quarter	Total
2006
Net loss from continuing operations	$(4,303)	$(4,163)	$(3,558)	$(4,569)	$(16,593)
Gain/(loss) from discontinued operations	(88)	—	—	29	(59)
Net loss	(4,391)	(4,163)	(3,558)	(4,540)	(16,652)
Basic and diluted net loss per share	(1.26)	(0.28)	(0.22)	(0.28)	(1.29)
2005
Net loss from continuing operations	$(4,383)	$(4,287)	$(5,498)	$(3,012)	$(17,180)
Loss from discontinued operations	(181)	(127)	(43)	(7)	(358)
Net loss	(4,564)	(4,414)	(5,541)	(3,019)	(17,538)
Basic and diluted net loss per share	(1.36)	(1.29)	(1.62)	(0.87)	(5.15)

Exhibits

INDEX OF EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended February 3, 2006(1)
3.2	Bylaws of the Company as amended through April 4, 2006*
3.3	Certificate of Designation of Series C Junior Participating Preferred Stock(3)
4.1	Common Stock Certificate(1)
4.2	Restated Rights Agreement dated December 12, 2006 between the Company and American Stock Transfer and Trust Company, as Rights Agent(3)
4.3	The Certificate of Incorporation and Bylaws of the Company are included as Exhibits 3.1 - 3.2
10.1**	Company’s Amended and Restated 1994 Long-Term Performance Incentive Plan, as amended through March 4, 2002(2)
10.2	Company’s Amended and Restated 1998 Stock Incentive Plan, as amended through October 15, 2002(2)
10.3**	Company’s 2004 Equity Incentive Plan, as amended and restated effective June 10, 2005(4)
10.4**	Form of Stock Option Agreement for certain options granted under the Company’s 2004 Equity Incentive Plan(8)
10.5**	Company’s 2004 Non Employee Director’s Stock Option Plan(5)
10.6**	Form of Stock Option Agreement for options granted under the Company’s 2004 Non-Employee Directors’ Stock Option Plan(8)
10.7**	Company’s 2006 Equity Incentive Plan(13)
10.8**	Form of Stock Option Agreement for options granted under the Company’s 2006 Equity Incentive Plan(14)
10.9**	Employment Agreement effective October 1, 2001 between the Company and Leonard Shaykin(6)
10.10**	Employment Agreement effective October 1, 2001 between the Company and Patricia Pilia(6)
10.11**	Employment Agreement effective October 1, 2001 between the Company and Gordon Link(6)
10.12**	Employment Agreement effective October 1, 2001 between the Company and Kai Larson(6)
10.13**	Employment Agreement effective October 28, 2005 between the Company and Martin Batt(4)
10.14**	Employment Agreement effective January 2, 2007 between the Company and Donald H. Picker Ph.D.*
10.15**

Form of waiver agreement signed by Patricia A. Pilia, Gordon Link and Kai P. Larson on September 10, 2003 and by Leonard P. Shaykin on September 12, 2003 (together with Schedule required by Instruction 2 to Item 601 Regulation S-K)(2)

10.16**	Settlement Agreement dated March 22, 2006 between the Company and Patricia A. Pilia(12)
10.17**	Amendment to Employment Agreement executed by the Company and Patricia Pilia dated March 22, 2006(12)

10.18**

Form of Amendment to Employment Agreement executed by the Company and Leonard Shaykin, Gordon Link and Kai Larson dated February 27, 2006 (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K)(11)

10.19

Form of Director and Officer Indemnification Agreement signed by the Company and each of Martin M. Batt, George Gould, Esq., Arthur Hull Hayes, Jr., M.D., Kai Larson, Gordon H. Link, Jr., Patricia A. Pilia, Ph.D., The Honorable Richard N. Perle, Robert E. Pollack, Ph.D., and Leonard P. Shaykin on the dates set forth on the Schedule previously filed and incorporated herein by reference, which Schedule is amended to include the Director and Officer Indemnification Agreement signed by Stephen Carter, M.D. on March 7, 2004 and Elliot Maza on December 14, 2004(7)

10.20

Purchase Agreement, dated as of February 2, 2006, by and among Tapestry Pharmaceuticals, Inc., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P., Special Situations Fund III QP, L.P., Special Situations Life Sciences Fund, L.P., Special Situations Private Equity Fund, L.P., Tang Capital Partners, LP, Baker Biotech Fund II (Z), L.P., Baker Biotech Fund III, L.P., Baker Biotech Fund III (Z), L.P., Baker Bros. Investments II, L.P., 14159, L.P., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., Investment 10, L.L.C., Fort Mason Master, L.P., Fort Mason Partners, L.P., Capital Ventures International, Merlin BioMed Long Term Appreciation, LP, Merlin BioMed Offshore Master Fund, Versant Capital Management LLC, Xmark JV Investment Partners, LLC, Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and the other parties signatory thereto(1)

10.21	Registration Rights Agreement, dated April 5, 2006 entered into by and among Tapestry Pharmaceuticals, Inc. and the Purchasers(13)
10.22	Form of Warrant, dated April 5, 2006 between the Company and the Purchasers (together with schedule prepared in accordance with Instruction 2 to Item 601 of Regulation S-K)(13)
10.23**	Salaries and Bonuses of Named Executive Officers*
10.24**	Compensation of Directors(9)
21.1	List of Subsidiaries(10)
23.1	Consent of Grant Thornton LLP*
24.1	Power of Attorney*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended*
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)*

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

       (2) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24320)

       (3) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2006 (File No. 0-24320)

       (4) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 28, 2005 (File No. 0-24320)

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

       (8) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 14, 2004 (File No. 0-24320)

       (9) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending March 30, 2005 (File No. 0-24320)

(10) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24320)

(11) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 23, 2006 (File No. 0-24320)

(12) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 22, 2006 (File No. 0-24320)

(13) Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 4, 2006 (File No. 0-24320)

(14) Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ending March 29, 2006 (File No. 0-24320)