Form 10-Q
period 2007-03-28
TAPESTRY PHARMACEUTICALS, INC
filed 2007-05-11
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2007

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

As of May 4, 2007, the registrant had 16,374,395 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Part I—Financial Information

Item 1.                        Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 28,	December 27,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,020	$180
Short-term investments	17,178	22,277
Prepaid expense and other current assets	316	335
Total current assets	18,514	22,792
Property, plant and equipment, net	735	681
Investment in ChromaDex, Inc.	459	459
Other assets	1,049	674
Total assets	$20,757	$24,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,205	$904
Accrued payroll and payroll taxes	1,015	1,566
Current portion of long-term debt	115	115
Total current liabilities	2,335	2,585
Long-term debt, excluding current portion	84	112
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 16,374,395 shares issued and outstanding at March 28, 2007 and December 27, 2006.	123	123
Additional paid in capital	146,535	145,700
Accumulated deficit	(128,320)	(123,914)
Total stockholders’ equity	18,338	21,909
Total liabilities and stockholders’ equity	$20,757	$24,606

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three-Months Ended
	March 28,	March 29,
	2007	2006
Operating expenses:
Research and development	$2,893	$2,814
General and administrative	1,776	1,457
Operating loss	4,669	4,271
Other income (expense):
Interest and other income	270	141
Interest and other expense	(7)	(173)
Loss from continuing operations	(4,406)	(4,303)
Loss from discontinued operations	—	(88)
Net loss	$(4,406)	$(4,391)
Basic and diluted loss per share from continuing operations	$(0.27)	$(1.23)
Basic and diluted loss per share from discontinued operations	$—	$(0.03)
Basic and diluted loss per share	$(0.27)	$(1.26)
Basic and diluted weighted average shares outstanding	16,374	3,485

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three-Months Ended
	March 28,	March 29,
	2007	2006
Operating activities:
Net loss	$(4,406)	$(4,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	57
Amortization of debt discount	4	136
Amortization of investment premium / discount	(27)	6
Compensation paid with common stock and options	829	605
Loss on sale of investments	—	38
Changes in operating assets and liabilities:
Prepaid expense and other assets	(357)	(281)
Accounts payable and accrued liabilities	308	188
Accrued payroll and payroll taxes	(551)	540
Net cash used in operating activities	(4,145)	(3,102)
Investing activities:
Additions to property, plant and equipment	(109)	—
Proceeds from sale of investments	11,200	8,750
Purchases of investments	(6,074)	(5,450)
Net cash provided by investing activities	5,017	3,300
Financing activities:
Repayment of debt	(32)	(337)
Net cash used in financing activities	(32)	(337)
Net increase/(decrease) in cash and cash equivalents	840	(139)
Cash and cash equivalents at beginning of period	180	534
Cash and cash equivalents at end of period	$1,020	$395

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 28, 2007
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position of Tapestry Pharmaceuticals, Inc. and its wholly owned subsidiaries (“we,” “us” or the “Company”) at March 28, 2007 and December 27, 2006, the results of its operations for the three-months ended March 28, 2007 and March 29, 2006, and cash flows for the three-months ended March 28, 2007 and March 29, 2006.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 27, 2006, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2007 as well as an amendment thereto on Form 10-K/A filed with the SEC on April 26, 2007.

LIQUIDITY—The Company has no revenue and has incurred losses of approximately $4.4 million for the three-months ended March 28, 2007 and March 29, 2006 and a loss of approximately $16.7 million for the year ended December 27, 2006. The Company has an accumulated deficit of $128.3 million as of March 28, 2007. As of March 28, 2007, the Company had a working capital balance of $16.2 million compared to a working capital balance of $20.2 million at December 27, 2006. As of March 28, 2007, the Company had cash and short-term investments totaling $18.2 million. Through March 28, 2007, the Company has funded its capital requirements primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. The Company has also funded its capital requirements with the gross proceeds of approximately $71.7 million related to the sale of its paclitaxel business to Mayne Pharma (USA) Inc. on December 12, 2003.

The Company believes that the net proceeds from the proposed offering as described in “Note 13. Subsequent Event,” together with its existing cash and cash equivalents and short-term investments, will be sufficient to enable it to fund its operating expenses and capital expenditures necessary to complete its ongoing and currently planned Phase I and Phase II clinical trials. However, the Company’s capital requirements have been and will continue to be significant. The Company expects research and development expenses to increase in connection with its ongoing activities, particularly as it continues the development of TPI 287. If the Company in-licenses or acquires additional product candidates, its research and development expenses will increase further. In addition, subject to obtaining regulatory approval of TPI 287 or any other product candidate, the Company expects to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from third-party manufacturers and distribution. The Company will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force the Company to delay, reduce or eliminate research and development programs or commercialization efforts. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ESTIMATES AND ASSUMPTIONS—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when determining useful lives for depreciation and amortization, assessing the need for impairment charges, accounting for income taxes, estimating the value of employee stock options, and various others items. The Company evaluates these estimates and assumptions on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates.

SHARE BASED COMPENSATION—As of March 28, 2007, the Company had five equity incentive plans (the “Plans”): the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by the Company’s stockholders on April 4, 2006. As a result of the approval of the 2006 Equity Incentive Plan, the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, and the 2004 Non-Employee Director’s Stock Option Plan were suspended and no additional grants shall be made under these plans.

The Company follows the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of December 29, 2005, the first day of the Company’s 2006 fiscal year. Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Under SFAS 123(R), the estimated fair value of share-based-compensation, including stock options granted under the Plans, is recognized as compensation expense on a straight-line basis over the expected term of the grant.

The Company recorded $829,000 ($0.05 per share) and $605,000 ($0.17 per share) of total share-based compensation expense for the three-months ended March 28, 2007 and March 29, 2006, respectively. These non-cash charges had no impact on the Company’s reported cash flows.

Amounts recognized in the financial statements related to share-based compensation, by category, were as follows (in thousands):

	Three-Months Ended,
	March 28,	March 29,
	2007	2006
Research and development	$330	$261
General and administrative	499	258
Discontinued operations	—	86
	$829	$605

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS 123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. The Company calculated the estimated life of each stock option granted in fiscal 2007 and 2006 based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since its initial public offering in 1994. The risk free rate of return and the historical volatility were also based on the average life of the option estimated by reference to the historical average lives of options issued by the Company since inception. As SFAS 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, the Company takes into consideration both voluntary and involuntary terminations, as well as trends of actual forfeitures.

	Risk-Free Interest Rate		Dividend Yield	Volatility Factor		Weighted- Average Option Life (Years)
Fiscal Year 2007	4.56% - 4.6	1%	0%	93.22% - 113.6	3%	3.35-5.78
Fiscal Year 2006	4.66% - 5.1	8%	0%	108.82% - 121.8	6%	3.35-5.78

The Black-Scholes option-pricing model requires the input of subjective assumptions. Stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, thereby resulting in changes to these assumptions and methodologies. These changes could materially impact the Company’s fair value determination.

A summary of option activity under the Plans as of March 28, 2007 and changes during the three-months then ended is presented below:

Summary Details for Plan Share Options

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding Balance, December 27, 2006	5,805,293	$3.83	8.86	—
Granted	805,806	$2.10	—	$1
Forfeited	(4,000)	$3.88	—	—
Outstanding Balance, March 28, 2007	6,607,099	$3.62	8.76	$1

A summary of the status of the Company’s unvested shares as of March 28, 2007, and changes during the three-months then ended is presented below:

Unvested Shares Issued Under the Plan

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Beginning unvested balance, December 27, 2006	5,207,628	$2.79
Granted	805,806	$1.40
Vested	(4,454)	$7.75
Forfeited	(4,000)	$2.93
Ending unvested balance, March 28, 2007	6,004,980	$2.60

As of March 28, 2007, there was $12.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation expense will be recognized over a weighted-average period of approximately 4 years.

DERIVATIVE INSTRUMENTS—Companies are required to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. As described in “Note 6. Stockholders’ Equity,” the Company currently has one derivative instrument that is assessed on a quarterly basis, and any changes in fair value will be recognized in current earnings in the period of change.

RECENT ACCOUNTING PRONOUNCEMENTS—On December 28, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty of income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the date of adoption, the Company did not identify any unrecognized tax benefits and there was no cumulative effect on retained earnings of adopting FIN 48. The Company recognizes interest and penalties related to its tax contingencies as income tax expense.

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

Note 2. Reverse Stock Split and Nasdaq Listing

On February 25, 2005, the Company received notice from the Nasdaq Stock Market, Inc. that its common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if the Company was unable to demonstrate compliance with this requirement during the applicable grace periods, its common stock would be delisted after that time. On February 6, 2006, the Company effected a one for ten reverse stock split to regain compliance with this listing requirement. Since the reverse stock split was effected, the closing bid price of its common stock has remained above $1.00 in compliance with the minimum bid price requirement. Unless otherwise noted, all information in these unaudited consolidated financial statements reflects this reverse stock split.

Note 3. Discontinued Operations

In 2004 and prior years, the Company discontinued research on its various genomics programs, other than the Huntington’s Disease program. We ceased the Huntington’s Disease program in 2006.

Net losses related to the Genomics Division that are included in discontinued operations totaled $0 for the three-months ended March 28, 2007. The Company had a loss of $88,000 related to the Genomics division for the three months ended March 29, 2006. No material revenue has been recognized in this division. There were no assets held for sale at March 28, 2007 and December 27, 2006 that relate to the discontinued operations of the genomics business.

Note 4. Investments

Short-term investments consist of investment grade government agency, auction rate securities, commercial paper and corporate debt securities due within one year. The Company’s investments in auction rate securities are recorded at cost, which approximates fair market value. In accordance with ARB 43, “Restatement and Revision of Accounting Research Bulletins,” despite the long-term nature of their stated contractual maturities, the Company has the ability and intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short-term. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are treated as a separate component of stockholders’ equity until the security is sold or until a decline in fair value is determined to be other than temporary.

As of March 28, 2007 and December 27, 2006, the amortized cost basis, unrealized holding gains and losses and fair value by major security type classified as available-for-sale are as follows (in thousands):

	Amortized	Unrealized	Fair
Security Type	Cost	Losses	Value
March 28, 2007
Auction rate securities	$7,450	$—	$7,450
Commercial paper	1,978	—	1,978
Corporate debt securities	5,400	—	5,400
Government agencies	2,350	—	2,350
Total investments	$17,178	$—	$17,178
December 27, 2006
Auction rate securities	$9,000	$—	$9,000
Commercial paper	1,977	—	1,977
Corporate debt securities	5,100	—	5,100
Government agencies	6,200	—	6,200
Total investments	$22,277	$—	$22,277

Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Three-Months Ended,
	March 28,	March 29,
	2007	2006
Net loss, as reported	$(4,406)	$(4,391)
Unrealized gain on available-for-sale securities	—	42
Comprehensive net loss	$(4,406)	$(4,349)

Note 5. Debt, Current and Long-Term

On November 17, 2006, the Company repurchased two non-interest bearing promissory notes issued by it to TL Ventures V L.P. and TL Ventures V Interfund L.P in February 2005. These promissory notes had an outstanding principal value of $3.0 million, and the Company repurchased the notes for an aggregate payment of $2.7 million in cash. The repurchase of these notes did not have a material impact on the Company’s financial results.

The Company leases equipment under a capital lease. The capital lease does not bear interest and is payable in monthly installments of $11,000 in 2007 and 2008. The Company recorded a discount on the capital lease attributable to the fair value of interest in the amount of $23,000 and the discount is allocated between the current and long-term portions of the lease. An interest rate of 11.5% was used to impute the discount.

Note 6. Stockholders’ Equity

Restricted Stock

In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 43,814 restricted shares of the Company’s common stock under its equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. The stock component of the program includes 18,463 shares that vested on September 6, 2006 and 20,095 additional shares that will vest on September 6, 2007, contingent upon participants being employed by the Company on that date. To date, under the program, 5,256 shares have been surrendered due to termination of employment with the Company. The total value of the Company’s common stock subject to the program, net of shares surrendered due to terminations, is $139,000 based on the value of the underlying common stock at the date of grant. During the three-months ended March 28, 2007 and March 29, 2006, $9,000 and $24,000, respectively, of expense related to the program was recognized. The remaining expense associated with the program of $15,000 will be recognized over the remaining vesting period.

Private Placement

On April 6, 2006, the Company sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock in a private placement (the “Private Placement”) for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants). The Company received approximately $23.8 million net of the placement agent fees and other expenses in the Private Placement. The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price of $2.40 per share. The Company may call up to 20% of the outstanding warrants at a redemption price of $.0075 per share of common stock underlying the warrants during any three month period if certain conditions are satisfied, including the trading price of its common stock exceeding $4.80 for 20 consecutive trading days, upon 30 days prior notice. During the notice period, the holders of the warrant would be entitled to exercise the warrants or any portion of them. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that the Company will receive funds from the exercise of warrants.

In addition, the Company issued warrants to purchase 50,000 shares of common stock to a financial advisor and issued warrants to purchase 100,000 shares of common stock to an outside consultant as a finders’ fee on substantially similar terms as the warrants issued in the Private Placement. The value of these warrants of $472,000 was determined using the Black-Scholes model and is considered a non-cash private placement expense.

Pursuant to the terms of a registration rights agreement entered into by the Company at the closing of the Private Placement, the Company filed with the SEC a registration statement on Form S-3 covering the resale of the common stock sold to investors in the Private Placement. The registration rights agreement provides, among other things, that the Company will use commercially reasonable efforts to effect the registration of the securities within 90 days of closing, and to continuously maintain effectiveness. If sales cannot be made under the registration statement (other than for certain periods when the Company is permitted under the agreement to suspend use of the registration statement when it has delayed disclosure of material nonpublic information) then the Company is obligated to pay each investor liquidated damages, in cash, equal to 1.5% per 30 day period (or pro rata for a portion thereof) of the amount invested by such investor. The SEC declared the Company’s Form S-3 effective on May 18, 2006, which was within 90 days of closing.

The Company views the registration rights agreement containing the liquidated damages provision as a separate freestanding contract as discussed in Emerging Issues Task Force (“EITF”) Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and that the registration rights agreement has nominal value. Under this approach, the registration rights agreement is accounted for separately from the financial instrument in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the classification of the warrants has been determined under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and the warrants have been accounted for as permanent equity.

The Company has valued the liquidated damages provision of the registration rights agreement at nominal value. In determining this as the fair value, the Company considered the following factors. The agreement provides that there is a 90-day period to have the registration statement declared effective before liquidated damages apply. The Company believed at the closing of the Private Placement it was probable the registration statement would be declared effective within the 90-day period. The registration statement was declared effective in less than 90 days and in the same fiscal quarter as the closing of the Private Placement, and therefore the Company was aware that there was no value to the liquidated damages provision for the initial 90 day period. The liquidated damages provision would only have value in the future if sales may not be made thereunder for periods other than as permitted thereunder. The Company believes the events that would lead to sales being unable to be made under the registration statement for periods other than as permitted are unlikely to occur. In future periods, should the Company conclude that it is probable, as defined in SFAS No. 5, “Accounting for Contingencies,” that a liability for liquidated damages will occur, the Company will record the estimated cash value of the liquidated damages liability at that time.

Note 7. Equity Incentive Plans

As of March 28, 2007, the Company had five equity incentive plans; the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by shareholders on April 4, 2006. As a result of the approval of the 2006 Equity Incentive Plan, the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, and the 2004 Non-Employee Director’s Stock Option Plan were suspended and no additional grants shall be made under these plans.

2006 Equity Incentive Plan

During 2006, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2006 Equity Incentive Plan, which initially reserved 6,577,106 shares of common stock for issuance thereunder. Immediately following any issuance of common stock by the Company during the three year period ending April 4, 2009, other than issuances of common stock upon exercise of the warrants issued to the investors in the Private Placement, the number of shares available for issuance under the 2006 Equity Incentive Plan will be increased to 20% of the number of fully diluted shares of the Company’s common stock immediately after such issuance, including all shares of common stock issuable upon exercise of then outstanding options or warrants, less the number of shares of common stock subject to existing options under the Plans, up to a maximum of 8,177,106 shares. As a result of common stock issuances during 2006, the number of shares available under the 2006 Equity Incentive Plan increased to 6,622,935.

Repricing of Stock Options

On February 8, 2006, the Board of Directors of the Company approved, subject to stockholder approval, the modification of certain outstanding options to purchase shares of common stock under the Company’s existing equity incentive plans, including certain stock options granted to the Company’s directors and executive officers. The Company received stockholder approval of these modifications on April 4, 2006 and the exercise price of each such modified option was reduced to $4.02 per share as of such date. As of the date of the action by the Company’s Board of Directors, stock options for approximately 696,253 shares were outstanding under all of the Plans, of which options to purchase approximately 626,568 shares of common stock, having exercise prices ranging from $4.20 to $112.50, were modified. As a result of the modification of vested stock options, in accordance with SFAS 123(R), the Company recorded a $381,000 one-time non-cash fixed period charge in the second quarter of 2006.

As of March 28, 2007, the total number of shares of the Company’s common stock authorized for issuance related to grants under all of the Plans was 7,487,294, of which 6,607,099 options (excluding 50 options issued outside of the above plans) remain outstanding and 701,500 shares remain reserved for future grants.

Note 8. Income Taxes

As of December 27, 2006, the Company had available net operating loss (“NOLs”) and research and development credit carryforwards of $113.7 million and $4.2 million, respectively, to offset future taxable income. The Internal Revenue Code contains provisions that may limit the use of NOLs and tax credits available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company within a three-year period results in an annual limitation on the company’s ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change. As a result of the Private Placement, which is considered to be a change in ownership for tax purposes, the Company’s NOL and tax credit carryforwards as of December 27, 2006 are subject to significant limitations. The Company may be subject to additional limitation in connection with the planned offering (See “Note 13. Subsequent Event”.) The Company believes that it will not be able to use a significant portion of its NOL and tax credits to offset its income in the future.

Note 9. Net Income (Loss) Per Share

Basic earnings (loss) per share is measured as net income or loss divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share because to do so would be antidilutive, amounted to 19,507,099 shares and 698,004 shares at March 28, 2007 and March 29, 2006, respectively.

Note 10. Settlement Agreement

On March 22, 2006 the Company and Dr. Patricia Pilia entered into a Settlement Agreement (the “Settlement Agreement”) in connection with Dr. Pilia’s termination of employment by the Company without cause on February 23, 2006. Dr. Pilia is a member of the Company’s Board of Directors and previously served as Executive Vice President and Secretary of the Company and was party to an employment agreement with the Company. In connection with the Settlement Agreement, the Company recorded an obligation of $646,000 for termination benefits at March 29, 2006 that was paid in the third quarter of 2006.

Note 11. Employment Agreement

On March 28, 2007, the Company entered into an amended employment agreement with its Chief Operating Officer (“COO”) that amended certain provisions of the employment agreement, including the definition for termination for good reason, which allows for the COO to terminate his employment at any time on or after December 31, 2008. This termination would entitle the COO to the receipt of the full severance benefits under the employment agreement, including accelerating the vesting of certain outstanding stock options.

As a result, the Company will recognize the termination benefit of the COO as an expense in the amount of $270,000, ratably over the period March 28, 2007 through December 31, 2008. The acceleration of vesting of certain outstanding stock options, which modified the vesting terms of certain outstanding stock options, did not have a material impact on our financial statements as of March 28, 2007.

Note 12. Operating Leases

In February 2007, we leased 2,300 square feet of office space in Roseland, New Jersey to support our clinical development activities. The lease runs through December 31, 2008 and requires monthly rental payments of $4,500.

In March 2007, we entered into a five year lease covering approximately 29,000 square feet of office and laboratory space in Boulder, Colorado. We plan to consolidate both our Colorado-based administrative and research and development facilities into this space in the fourth quarter of 2007. We plan to take possession of this space in November 2007 to make the necessary renovations.

As of March 28, 2007, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Remaining in 2007	$149
2008	446
2009	396
2010	410
2011	425
2012	440
$2,266

Note 13. Subsequent Event

On April 23, 2007, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of up to $40.0 million of its common stock. The Company expects the net proceeds from the offering will be used primarily to fund the Company’s development and clinical testing of TPI 287, for capital expenditures necessary to prepare its new laboratory and administrative facility for occupancy, for working capital and other general corporate purposes.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2006 contained in our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2007 as well as an amendment thereto on Form 10-K/A filed with the SEC on April 26, 2007. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Report. References to “Tapestry,” the “Company,” “we,” “us” and “our” refer to Tapestry Pharmaceuticals, Inc. and its subsidiaries.

General

We are a biopharmaceutical company focused on the development of proprietary therapies for the treatment of cancer. Our core capabilities are deriving and developing drug candidates from natural products. We are currently devoting substantially all of our efforts to the development of TPI 287, a proprietary next generation taxane for the treatment of multiple cancer indications. We hold all worldwide commercial rights for TPI 287. Taxanes comprise a class of drugs derived from natural products that are used in the treatment of various forms of cancer.

We recently completed dosing in one Phase I clinical trial of TPI 287 and expect to complete dosing in another Phase I clinical trial during the second half of 2007. In addition, we recently commenced enrollment in a Phase II clinical trial of TPI 287 in patients with an advanced form of prostate cancer called hormone refractory prostate cancer, or HRPC. This is our first of several planned Phase II clinical trials of TPI 287 in multiple cancer indications. In our clinical trials to date, we have evaluated intravenous, or IV, formulations of TPI 287. We plan to use an IV formulation in our currently planned Phase II clinical trials. We also are developing an oral formulation of TPI 287 and plan to initiate a Phase Ib/II pharmacokinetic clinical trial of TPI 287 in the summer of 2007. In this clinical trial, we plan to orally administer an IV formulation of TPI 287 to evaluate the drug’s activity and oral bioavailability in humans.

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

We have incurred significant operating losses since our inception in 1991. Our net loss from continuing operations was $4.4 million for the three-months ended March 28, 2007 and $4.3 million for the three-months ended March 29, 2006, and $16.7 million for the year ended December 27, 2006. We had an accumulated deficit of $128.3 million as of March 28, 2007. We expect to incur significant and increasing operating losses for at least the next several years, until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity discussed above.

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

Registration Statement

On April 23, 2007, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of up to $40.0 million of our common stock. We expect the net proceeds from the offering will be used primarily to fund our development and clinical testing of TPI 287, for capital expenditures necessary to prepare our new laboratory and administrative facility for occupancy, for working capital and other general corporate purposes.

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

Under the warrants, if the exercise price is decreased, the number of shares issuable upon exercise is correspondingly increased. Our proposed issuance of common stock in the proposed public offering does not fall within the exceptions for adjustments. Accordingly, if common stock is issued in the proposed public offering for a consideration per share of less than $2.40, after taking into account the underwriting discount, the exercise price of the warrants will be correspondingly reduced. Any such reduction in exercise price would result in additional dilution to the holders of our common stock, including holders who acquire shares of common stock in the proposed public offering.

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

In addition, we issued warrants to purchase 50,000 shares of common stock to a financial advisor and issued warrants to purchase 100,000 shares of common stock to an outside consultant as a finders’ fee on substantially similar terms as the warrants issued in this private placement.

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

Research and Development

Our current business is focused on research and development of proprietary therapies for the treatment of cancer. We were previously engaged in development activities related to our paclitaxel business, which we sold to Mayne Pharma (USA) Inc. in 2003, genomic technologies, which we discontinued in 2004, and Huntington’s Disease, which we ceased in 2006. Costs relating to genomic technologies, excluding our Huntington’s Disease program, and the paclitaxel business are aggregated in discontinued operations. We have incurred the following expenses related to research and development projects:

	Three-Months Ended,
	March 28,	March 29,
	2007	2006
Oncology	$2,893	$2,898
Huntington’s Disease	—	(84)
Discontinued operations	—	88
	$2,893	$2,902

We expect research and development, which includes the cost of our clinical development of TPI 287, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects.

In May 2005, we began our initial Phase I clinical trial, which is ongoing. This trial is designed to determine TPI 287’s maximum tolerated dose, or MTD, and evaluate the safety and anti-tumor activity and the pharmacokinetic and pharmacodynamic profiles of TPI 287 in eligible patients with recurrent or refractory malignancies. This trial is nearing completion, and we expect to present the data from this trial at a conference in June 2007. In January 2006, we began our second Phase I trial with an alternative dosing regimen from our initial Phase I trial, which we recently completed. This trial was designed to determine TPI 287’s MTD and evaluate the safety and anti-tumor activity and the pharmacokinetic and pharmacodynamic profiles of TPI 287 in eligible patients with recurrent or refractory malignancies. We expect to present the data from this trial at a conference in June 2007.

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

Results of Operations

Three-Months Ended March 28, 2007 Compared to the Three-Months Ended March 29, 2006

Research and Development Expense.   Research and development expense from continuing operations for the first quarter of 2007 were $2.9 million, as compared to $2.8 million in the first quarter of 2006, an increase of $79,000. Oncology related research and development expenditures decreased by $5,000 to $2.9 million in the first quarter of 2007. In 2006, we ceased our Huntington’s Disease research. As a result, there were no expenses in the first quarter of 2007 for Huntington’s Disease, as compared to a credit of

$84,000 in 2006, which was a result of a reversal of laboratory fees owed to a research university. We do not expect to incur expenses related to this program in the future.

The decrease in oncology related expenses was primarily due to a decrease in compensation expense of $444,000, a decrease in outside manufacturing costs of $199,000 and a decrease in outside toxicology study expenditures of $123,000, which were partially offset by an increase in legal fees of $408,000, an increase in outside consulting fees of $147,000, an increase in recruiting fees of $74,000 and an increase in supplies expense of $46,000. We expect our oncology related expenses to increase in future quarters in connection with our ongoing and planned Phase I and Phase II clinical trials of TPI 287.

The decrease in compensation expense in the first quarter of 2007 was primarily related to a $646,000 charge we recorded in the first quarter of 2006 in connection with the termination of the employment of our executive vice president and secretary. This decrease was partially offset by an increase in headcount to support our increasing clinical development activities. Included in research and development expense is non-cash compensation expense in the amount of $330,000 for the three months ended March 28, 2007 and $261,000 for the three months ended March 29, 2006, as a result of the implementation of SFAS 123(R) in 2006. We expect our compensation expense to increase in future quarters as a result of an increase in our headcount to support our increased clinical development activities, as well as an increase in non-cash equity compensation expense as a result of stock options issued to new research and development personnel.

General and Administrative Expense.   General and administrative expense from continuing operations for the first quarter of 2007 was $1.8 million, an increase of $320,000 from the first quarter of 2006. This increase was primarily due an increase in compensation expense of $272,000 and an increase in consulting fees of $72,000, which were partially offset by a decrease in recruiting and relocation expenses of $21,000 and a decrease in occupancy costs of $17,000.

The increase in compensation expense in the first quarter of 2007 was primarily related to an increase in non-cash equity compensation expense in the amount of $499,000, as compared to $258,000 in the first quarter of 2006 as a result of stock options issued to employees in the second and fourth quarters of 2006.

Interest and Other Income.   Interest and other income of $270,000 for the first quarter of 2007 increased by $129,000 from $141,000 for the first quarter of 2006. This increase was primarily attributable to higher investment balances in the first quarter of 2007 compared to the first quarter of 2006.

Interest and Other Expense.   Interest and other expense of $7,000 for the first quarter of 2007 decreased by $166,000 from $173,000 for the first quarter of 2006. This decrease was attributable to our repurchase of two non-interest bearing promissory notes payable to TL Ventures V L.P. and TL Ventures V Interfund L.P. in November 2006.

Discontinued Operations.   There was no loss from discontinued operations recognized in the first quarter of 2007, as compared to $88,000 for the first quarter of 2006. This decrease is a result of there being no activity in the discontinued Genomics business in the first quarter of 2007. The expense in the first quarter of 2006 represented non-cash equity compensation expense in the amount of $86,000 as a result of the implementation of SFAS 123(R) in 2006.

Share Based Compensation.   We follow the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We adopted SFAS 123(R) effective December 29, 2005 using the modified prospective method of transition. We recorded share-based compensation expense of $829,000 ($0.05 per share) for the three months ended March 28, 2007 and $605,000 ($0.17 per share) for the three months ended March 29, 2006. Share-based compensation expense is allocated among research and development expenses and general and administrative expenses based on the function of the related employee. These non-cash charges had no impact on our cash flows for the periods presented. For more information about SFAS 123(R), see “Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Share-Based Compensation” in the Unaudited Notes to Consolidated Financial Statements included in this Form 10-Q.

Liquidity and Capital Resources

Our capital requirements for operations have been, and will continue to be, significant. As of March 28, 2007, we had a working capital balance of $16.2 million, as compared to a working capital balance of $20.2 million as of December 27, 2006. To date, we have financed our operations primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. We also have funded our capital requirements with the proceeds of the sale of our paclitaxel business to Mayne Pharma in 2003.

We expect our capital needs to increase in 2007 as compared to 2006 due, in part, to increases in expenses related to our clinical trials and to the capital requirements associated with our new laboratory and administrative facility.

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

Private Placement.   On April 5, 2006, we sold an aggregate of 12,750,000 shares of our common stock and warrants to purchase up to 12,750,000 shares of our common stock in a private placement for a total of $25.5 million, not including any proceeds that might be received upon exercise of the warrants. We received approximately $23.8 million net of the placement agent fees and other expenses in this private placement. The warrants currently have an exercise price of $2.40 per share. We may call up to 20% of the outstanding warrants at a redemption price of $0.0075 per share of common stock underlying the warrants during any three-month period if certain conditions are satisfied, including the trading price of our common stock exceeding $4.80 for 20 consecutive trading days, upon 30 days prior notice. During the notice period, the holders would be entitled to exercise the warrants or any portion of them. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that we will receive any funds from the exercise of warrants.

Liquidity.   We have no revenue and we have incurred significant operating losses since our inception. Our net loss from continuing operations was $4.4 million for the three-months ended March 28, 2007, $4.3 million for three-months ended March 29, 2006, and $16.7 million for the year ended December 27, 2006. We had an accumulated deficit of $128.3 million as of March 28, 2007. As of March 28, 2007, we had cash and short-term investments totaling approximately $18.2 million. Our capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant.

We believe that the net proceeds from our proposed offering, see “Note 13. Subsequent Event”, together with our existing cash and cash equivalents and short-term investments, will be sufficient to enable us to fund our operating expenses and capital expenditures necessary to complete our ongoing and currently planned Phase I and Phase II clinical trials. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of TPI 287. If we in-license or acquire additional product candidates, our research and development expenses will increase further. In addition, subject to obtaining regulatory approval of TPI 287 or any other product candidate, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts. See “Risk Factors—Risks Related to Our Business.”

Working Capital and Cash Flow.   Cash and cash equivalents and short-term investments decreased $4.3 million to $18.2 million at March 28, 2007 from $22.5 million at December 27, 2006. This decrease was primarily due to cash used in operating activities of $4.1 million. Our cash used in operating activities was primarily used to advance our product development efforts and for general corporate purposes. The majority of our future cash expenditures are expected to continue to be used to advance our product development programs including clinical trials of TPI 287, for capital expenditures necessary to prepare our new laboratory and administrative facility and for working capital and other general corporate purposes.

Future Contractual Obligations

The table below summarizes our future contractual obligations as of March 28, 2007 (in thousands):

	Total	Remaining in 2007	1-3 years	4-5 years	After 5 years
Operating leases	$2,266	$149	$1,252	$865	$—
Capital lease	218	98	120	—	—
Total	$2,484	$247	$1,372	$865	$—

In February 2007, we leased 2,300 square feet of office space in Roseland, New Jersey to support our clinical development activities. The lease runs through December 31, 2008 and requires monthly rental payments of $4,500.

In March 2007, we entered into a five year lease covering approximately 29,000 square feet of office and laboratory space in Boulder, Colorado. We plan to consolidate both our Colorado-based administrative and research and development facilities into this space in the fourth quarter of 2007. We plan to take possession of this space in November 2007 to make the necessary renovations.

We have employment agreements with a number of key employees. These employment agreements contain provisions regarding the termination of employment including termination of employment associated with a change in control. These termination benefits range from 100% to 300% of the employee’s base salary for the 12-month period immediately preceding the termination date, payment of any accrued but unpaid salary, bonus and vacation and payment of up to 100% of the prior year bonus or 75% of base salary for the 12-month period immediately preceding the termination date.

Impact of Recent Accounting Pronouncements

On December 28, 2006, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty of income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the date of adoption, we did not identify any unrecognized tax benefits and there was no cumulative effect on retained earnings of adopting FIN 48. We recognize interest and penalties related to our tax contingencies as income tax expense.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management has not yet determined the impact of adopting this statement.

Special Note Regarding Forward-Looking Statements

Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and elsewhere in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•       the success and timing of our preclinical studies and clinical trials;

•       our ability to obtain and maintain regulatory approval for TPI 287 and other product candidates;

•       our plans to develop and commercialize TPI 287 and other product candidates;

•       the loss of key scientific or management personnel;

•       the size and growth potential of the potential markets for TPI 287 and other product candidates and our ability to serve those markets;

•       regulatory developments in the United States and foreign countries;

•       the rate and degree of market acceptance of any future products;

•       the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing and our ability to obtain additional financing;

•       our ability to attract collaborators with development, regulatory and commercialization expertise;

•       our ability to obtain and maintain intellectual property protection for our product candidates and our delivery technologies;

•       the successful development of our marketing capabilities;

•       the success of competing drugs that are or become available; and

•       the performance of third party manufacturers which provide a supply of the components included in our products and any future products.

In addition, you should refer to the “Risk Factors” section of this report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

We qualify all the forward-looking statements contained in this report by the foregoing cautionary statements. We may not update these forward-looking statements even though our situation may change in the future.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We currently invest our excess cash balances in money market accounts and short-term investments that are subject to interest rate risk. The amount of interest income we earn on these funds will change as interest rates in general change. Our investments are subject to a loss of principal if market interest rates increase and the investments are sold prior to maturity. However, due to the short-term nature of the majority of our investments, the high credit quality of our portfolio and our ability to hold our investments until maturity, an immediate 1% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

Item 4.                        Controls and Procedures

The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 28, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the Annual Report on Form 10-K for the year ended December 27, 2006, we disclosed that we did not maintain effective control over the completeness and accuracy of the supporting schedule of weighted average shares outstanding as of September 27, 2006 and that as a result it was necessary to restate the Consolidated Statements of Operations as of September 27, 2006. As a result, management implemented additional controls and procedures relating to the preparation of the supporting schedule of weighted average shares outstanding, including formalization of policies and procedures regarding the preparation and supervisory review of the condensed consolidating financial information. Such policies and procedures include the implementation of check totals and analytical analyses to increase accuracy, as well as two levels of review of the supporting schedules from which it was derived. Management has concluded that the material weakness has been remediated as of March 28, 2007.

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

Item 1A                   Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before deciding whether to invest in our common stock. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

We are currently devoting substantially all of our efforts to the development of one product candidate, TPI 287, which is in an early stage of clinical development. If we are unable to successfully develop and commercialize TPI 287, or experience significant delays in doing so, our business, financial condition and results of operations will be materially harmed.

We are currently devoting substantially all of our efforts to the development of TPI 287. Our ability to generate product revenues, which we do not expect for at least the next several years, if ever, depends on the successful development and eventual commercialization of TPI 287. However, TPI 287 is in an early stage of clinical development. We recently completed dosing in a Phase I clinical trial of TPI 287 and expect to complete dosing in another Phase I clinical trial during the second half of 2007. In addition, we recently commenced enrollment in a Phase II clinical trial of TPI 287 in patients with an advanced form of prostate cancer called hormone refractory prostate cancer, or HRPC. We also expect to initiate a Phase Ib/II pharmacokinetic clinical trial of TPI 287 in the summer of 2007 to evaluate the drug’s activity and oral bioavailability in humans. The success of TPI 287 will depend on several factors, including the following:

•       successful completion of clinical trials;

•       receiving and maintaining regulatory approval from the U.S. Food and Drug Administration, or FDA, and similar regulatory authorities outside the United States;

•       establishing and maintaining commercial manufacturing arrangements with third party manufacturers;

•       launching commercial sales of TPI 287, whether alone or in collaboration with others;

•       acceptance of the product by patients, the medical community and third party payors;

•       competition from other therapies; and

•       a continued acceptable safety profile of TPI 287 following approval.

Because of our focus on one product candidate, if TPI 287 does not prove successful in clinical trials or is not commercialized because we have insufficient resources for continued development or for any other reason, we may be required to suspend or discontinue our operations and you could lose your entire investment.

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since our inception in 1991. Our net loss from continuing operations was $4.4 million for the three-months ended March 28, 2007, $16.6 million in 2006, $17.2 million in 2005 and $21.6 million in 2004. We have an accumulated deficit of $128.3 million as of March 28, 2007. To date, we have financed our operations primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. We also have funded our capital requirements with the proceeds of the sale of our paclitaxel business to Mayne Pharma (USA) Inc. in December 2003. Since we sold our paclitaxel business to Mayne Pharma, we have devoted substantially all of our efforts to research and development activities, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant and increasing operating losses for at least the next several years. We anticipate that our expenses will increase substantially as we:

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of TPI 287. If we in-license or acquire additional product candidates, our research and development expenses will increase further. In addition, subject to obtaining regulatory approval of TPI 287 or any other product candidate, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that the net proceeds from the proposed offering, together with our existing cash and cash equivalents and short-term investments, will be sufficient to enable us to fund our operating expenses and capital expenditures necessary to complete our ongoing and currently planned Phase I and Phase II clinical trials. Our future capital requirements will depend on many factors, including:

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

•       our collaborators are likely to have the first right to maintain or defend our intellectual property rights and, although we would likely have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not, our ability to do so may be compromised by our collaborators’ acts or omissions;

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

If TPI 287 is approved for the cancer indications that we are currently investigating, it will compete principally with the following:

•       Bristol-Myers Squibb’s Taxol®, Sanofi-Aventis’ Taxotere®, Abraxis BioScience’s Abraxane® and generic forms of paclitaxel in the treatment of prostate cancer;

•       Schering-Plough’s Temodar® (temozolomide) and Bristol-Myers Squibb’s BiCNU® (carmustine) in the treatment of CNS tumors; and

•       Eli Lilly’s Gemzar® (gemcitabine), Hoffmann-La Roche’s Xeloda® (5-fluorouracil) and OSI Pharmaceuticals’ Tarceva® (erlotinib) in the treatment of pancreatic cancer.

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

Our revenues and profits will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third party payors, both in the

United States and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

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

We may attempt to enhance our product pipeline through strategically in-licensing or acquiring product candidates that complement our business. However, we may be unable to license or acquire suitable product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is competitive. A number of more established companies are also pursuing strategies to license or acquire products in the cancer market. These established companies may have a competitive advantage over us due to their size, cash resources or greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:

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

We have product liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit and subject to a per claim deductible. We cannot predict all of the possible harms or side effects that may result from the testing and use of our product candidates. As a result, the amount of insurance coverage we currently hold, or that we may obtain, may not be adequate to protect us from any liabilities. We may require increased liability coverage as our product candidates advance in clinical trials. In addition, we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Further, insurance coverage is increasingly expensive, and we do not know whether we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim brought against us in excess of our insurance coverage or a product recall could adversely affect our business, results of operations and financial condition.

If our internal control over financial reporting is not considered effective, our business could be materially harmed and our stock price could decline.

Beginning in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Beginning in 2008, Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

In addition, we, along with our collaborators or subcontractors, may not employ, in any capacity, persons who have been debarred under the FDA’s Application Integrity Policy. Employment of such a debarred person, even if inadvertently, may result in delays in the FDA’s review or approval of our product candidates or the rejection of data developed with the involvement of such person.

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

If our technology, products or activities are deemed to infringe other companies’ rights, we could be subject to damages or be prevented from using the technology or selling the product that is infringing other companies’ rights, or we could be required to obtain licenses to use that technology or sell the product. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, if at all. We could be required to pay substantial license fees or royalties or both. Even if we are able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that our use of such technologies infringes their patents, even if we have received patent protection for our technology. These claims could require us to incur substantial costs and could have a material adverse effect on us, regardless of the merit of the claims, including the following:

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

•       redesigning our products or product candidates so they do not infringe on the patent holder’s technology if we are unable to obtain a license, which, even if possible, could require substantial additional capital and could significantly delay commercialization while we attempt to design around the patents or rights infringed;

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

A small number of investors who acquired shares of our common stock and warrants to purchase shares of our common stock in our 2006 private placement, in the aggregate, beneficially own more than 50% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, one of these stockholders, Special Situations Fund III, L.P., has the right, which it has not exercised, to designate up to two persons for election to our board of directors.

The investors who acquired shares of our common stock and warrants in our 2006 private placement have contractual preemptive rights to acquire their pro rata share of any common stock issued by us. If these stockholders do not waive their preemptive rights or do not otherwise cooperate with us in effecting future offerings, we will be unlikely to be able to complete any of those offerings.

Under the terms of the purchase agreement for our 2006 private placement, we must first offer to sell to each investor that continues to hold at least 50% of the shares of common stock acquired by that investor in our 2006 private placement such investor’s pro rata share of any common stock or securities exercisable or exchangeable for or convertible into common stock for a fifteen business day period before we can make an offer of such securities to others. An investor’s pro rata share is calculated by reference to the number of shares that continue to be held that were acquired in our 2006 private placement or upon the exercise of warrants and the number of shares of our common stock then issued and outstanding. We believe it will be difficult or impossible to complete a public or private offering if we are required to comply with the preemptive rights granted to the investors under the purchase agreement.

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

During 2006, our board of directors and stockholders adopted our 2006 equity incentive plan, which initially reserved 6,577,106 shares of common stock for issuance thereunder. Immediately following any issuance of common stock by us during the three year period ending April 4, 2009, other than issuances of common stock upon exercise of the warrants issued to the investors in our 2006 private placement, the number of shares available for issuance under the 2006 equity incentive plan will be increased to 20% of the number of fully diluted shares of our common stock immediately after such issuance, including all shares of common stock issuable upon exercise of then outstanding options or warrants, less the number of shares of common stock subject to existing options under our other stock option and equity incentive plans, up to a maximum of 8,177,106 shares. As a result of common stock issuances during 2006, the number of shares available under our 2006 equity incentive plan increased to 6,622,935.

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

•       market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•       general economic, industry and market conditions; and

•       the other factors described in this “Risk Factors” section

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

Exhibit Number	Description of Exhibit
10.14 **	Employment Agreement effective January 2, 2007 between the Company and Donald H. Picker Ph.D.(1)
10.19 **	Amended and Restated Employment Agreement dated March 28, 2007 between the Company and Martin Batt(2)
10.24	Lease Agreement, dated March 15, 2007, between the Company and 2945 Wilderness Place, LTD(3)
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
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

**             A Management Compensation Plan

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

(1)          Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 27, 2006 (File No. 0-24320)

(2)          Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 28, 2007 (File No. 0-24320)

(3)          Incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated April 23, 2007 (File No. 333-142301)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.
May 11, 2007	By:	/s/ LEONARD P. SHAYKIN
Leonard P. Shaykin
Chairman of the Board of Directors, Chief Executive Officer
May 11, 2007	By:	/s/ GORDON LINK
Gordon Link
Senior Vice President, Chief Financial Officer (Principal Financial Officer)
May 11, 2007	By:	/s/ MATTHEW J. MAJOROS
Matthew J. Majoros
Controller (Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
10.14 **	Employment Agreement effective January 2, 2007 between the Company and Donald H. Picker Ph.D.(1)
10.19 **	Amended and Restated Employment Agreement dated March 28, 2007 between the Company and Martin Batt(2)
10.24	Lease Agreement, dated March 15, 2007, between the Company and 2945 Wilderness Place, LTD(3)
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
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

**             A Management Compensation Plan

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

(1)          Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 27, 2006 (File No. 0-24320)

(2)          Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 28, 2007 (File No. 0-24320)

(3)          Incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated April 23, 2007 (File No. 333-142301)