Form 10-Q
period 2007-06-27
TAPESTRY PHARMACEUTICALS, INC
filed 2007-08-09
CIK 891504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2007

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

As of August 3, 2007, the registrant had 16,586,159 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Table of Contents

Part I—Financial Information

Item 1.                        Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 27,	December 27,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$443	$180
Short-term investments	13,985	22,277
Prepaid expense and other current assets	489	335
Total current assets	14,917	22,792
Property, plant and equipment, net	679	681
Investment in ChromaDex, Inc.	459	459
Other assets	1,012	674
Total assets	$17,067	$24,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,034	$904
Accrued payroll and payroll taxes	1,387	1,566
Notes payable—current portion, net	129	115
Total current liabilities	3,550	2,585
Notes payable—long term, net	53	112
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 16,586,159 and 16,374,395 shares issued and outstanding at June 27, 2007 and December 27, 2006, respectively	124	123
Additional paid in capital	147,835	145,700
Accumulated deficit	(134,495)	(123,914)
Total stockholders’ equity	13,464	21,909
Total liabilities and stockholders’ equity	$17,067	$24,606

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 27,	June 28,	June 27,	June 28,
	2007	2006	2007	2006
Operating expenses:
Research and development	$3,994	$2,391	$6,887	$5,205
General and administrative	2,398	2,038	4,175	3,495
Operating loss	6,392	4,429	11,062	8,700
Other income (expense):
Interest and other income	222	394	493	536
Interest and other expense	(5)	(128)	(12)	(302)
Loss from continuing operations	(6,175)	(4,163)	(10,581)	(8,466)
Loss from discontinued operations	—	—	—	(88)
Net loss	$(6,175)	$(4,163)	$(10,581)	$(8,554)
Basic and diluted loss per share from continuing operations	$(0.37)	$(0.28)	$(0.64)	$(0.91)
Basic and diluted loss per share from discontinued operations	$—	$—	$—	$(0.01)
Basic and diluted loss per share	$(0.37)	$(0.28)	$(0.64)	$(0.92)
Basic and diluted weighted average shares outstanding	16,510	15,052	16,442	9,268

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six-Months Ended
	June 27,	June 28,
	2007	2006
Operating activities:
Net loss	$(10,581)	$(8,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	113
Amortization of debt discount	9	262
Amortization of investment discount	(52)	(106)
Compensation paid with common stock	1,722	1,924
Retirement contributions paid with common stock	201	194
Loss on sale of investments	—	38
Loss on disposal of assets	—	1
Changes in operating assets and liabilities:
Prepaid expense and other assets	(292)	442
Accounts payable and accrued liabilities	1,143	(193)
Accrued payroll and payroll taxes	(179)	255
Net cash used in operating activities	(7,914)	(5,624)
Investing acitivities:
Additions to property, plant and equipment	(113)	(18)
Proceeds from sale of investments	22,000	28,250
Purchases of investments	(13,656)	(46,127)
Net cash provided by (used in) investing activities	8,231	(17,895)
Financing activities:
Proceeds from the sale of common stock, net of issuance costs	—	23,793
Repayment of debt	(54)	(668)
Net cash (used in) provided by financing activities	(54)	23,125
Net increase (decrease) in cash and cash equivalents	263	(394)
Cash and cash equivalents at beginning of period	180	534
Cash and cash equivalents at end of period	$443	$140
Non-cash investing and financing activities:
Issuance of common stock to prepay retirement plan contributions	$201	$194

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 27, 2007
(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position of Tapestry Pharmaceuticals, Inc. and its wholly owned subsidiaries (“we,” “us” or the “Company”) at June 27, 2007 and December 27, 2006, the results of its operations for the three and six-months ended June 27, 2007 and June 28, 2006, and cash flows for the six-months ended June 27, 2007 and June 28, 2006.

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

LIQUIDITY—The Company has no revenue and has incurred losses of approximately $6.2 million and $10.6 million for the three and six-months ended June 27, 2007, respectively and a loss of approximately $16.7 million for the year ended December 27, 2006. The Company has an accumulated deficit of $134.5 million as of June 27, 2007. As of June 27, 2007, the Company had a working capital balance of $11.4 million compared to a working capital balance of $20.2 million at December 27, 2006. As of June 27, 2007, the Company had cash and cash equivalents and short-term investments totaling $14.4 million. Through June 27, 2007, the Company has funded its capital requirements primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. The Company has also funded its capital requirements with the gross proceeds of approximately $71.7 million related to the sale of its paclitaxel business to Mayne Pharma (USA) Inc. on December 12, 2003.

The Company’s capital requirements have been and will continue to be significant. The Company expects research and development expenses to increase in connection with its ongoing activities, particularly as it continues the development of TPI 287. If the Company in-licenses or acquires additional product candidates, its research and clinical development expenses will increase further. In addition, subject to obtaining regulatory approval of TPI 287 or any other product candidate, the Company expects to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from third-party manufacturers and distribution. The Company will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force the Company to delay, reduce or eliminate research and development programs or commercialization efforts.

The Company believes that the existing cash and cash equivalents and short-term investments are not sufficient to enable the Company to fund its operating expenses and capital expenditures for the next twelve months. Therefore, the Company will be required to raise additional capital through public or private equity offerings and debt financings, corporate collaborations, licensing arrangements or other means. Should the Company be unable to raise the needed capital, it may be required to slowdown, curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SHARE BASED COMPENSATION—As of June 27, 2007, the Company had five equity incentive plans (the “Plans”): the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by the Company’s stockholders on April 4, 2006. As a result of the approval of the 2006 Equity Incentive Plan, all prior plans were suspended and no additional grants shall be made under these plans.

The Company follows the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of December 29, 2005, the first day of the Company’s 2006 fiscal year. Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Under SFAS 123(R), the estimated fair value of share-based-compensation, including stock options granted under the Plans, is recognized as compensation expense on a straight-line basis over the expected term of the grant.

The Company recorded share-based compensation expense of $893,000 ($0.05 per share) and $1.3 million ($0.09 per share) for the three-months ended June 27, 2007 and June 28, 2006, respectively. The Company recorded share-based compensation expense of $1.7 million ($0.10 per share) and $1.9 million ($0.21 per share) for the six-months ended June 27, 2007 and June 28, 2006, respectively. These non-cash charges had no impact on the Company’s reported cash flows.

Amounts recognized in the financial statements related to share-based compensation, by category, were as follows (in thousands):

	Three-Months Ended,		Six-Months Ended,
	June 27,	June 28,	June 27,	June 28,
	2007	2006	2007	2006
Research and development	$367	$564	$698	$825
General and adminstrative	526	755	1,024	1,013
Discontinued operations	—	—	—	86
	$893	$1,319	$1,722	$1,924

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

				Weighted-
				Average
	Risk-Free	Dividend	Volatility	Option
	Interest Rate	Yield	Factor	Life (Years)
Fiscal Year 2007	4.48%-4.61%	0%	93.09%-113.64%	3.35-5.78
Fiscal Year 2006	4.66%-5.18%	0%	108.82%-121.86%	3.35-5.78

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

A summary of option activity under the Plans as of June 27, 2007 and changes during the six-months then ended is presented below:

Summary Details for Plan Share Options

	Six-Months Ended,
	June 27, 2007
			Weighted-
	Number of Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding Balance, December 27, 2006	5,805,293	$3.83	8.86	$—
Granted	905,456	$2.06	NA	14
Forfeited	(110,872)	$4.00	NA	—
Outstanding Balance, June 27, 2007	6,599,877	$3.58	8.52	$14
Exercisable shares as of June 27, 2007	686,900	$6.86	4.31	$—

A summary of the status of the Company’s unvested shares as of June 27, 2007, and changes during the three and six-months then ended is presented below:

Unvested Shares Issued Under the Plan

	Three-Months Ended, June 27, 2007		Six-Months Ended, June 27, 2007
		Weighted-		Weighted-
		Average		Average
	Unvested	Grant-Date	Unvested	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Beginning unvested balance	6,004,980	$2.60	5,207,628	$2.79
Granted	99,650	$1.16	905,456	$1.49
Vested	(84,891)	$3.15	(89,345)	$3.38
Forfeited	(106,762)	$3.32	(110,762)	$3.30
Ending unvested balance	5,912,977	$2.58	5,912,977	$2.58

As of June 27, 2007, there was $11.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation expense will be recognized over a weighted-average period of approximately 4 years.

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

In June, 2007 the FASB issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 clarifies the accounting for non-refundable advance payments made for future research and development activities. This issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The cumulative effect of applying EITF 07-3 will be reported as a change in accounting principle through an adjustment to retained earnings as of the beginning of the period in which it is adopted. Management has not yet determined the impact of adopting this statement.

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

Note 3. Discontinued Operations

In 2004 and prior years, the Company discontinued research on its various genomics programs, other than the Huntington’s Disease program. It ceased the Huntington’s Disease program in 2006.

Net losses related to the Genomics Division that are included in discontinued operations totaled $0 for the three and six-months ended June 27, 2007. The Company had a loss of $0 and $88,000 related to the Genomics division for the three and six-months ended June 28, 2006. No material revenue has been recognized in this division. There were no assets held for sale at June 27, 2007 and December 27, 2006 that relate to the discontinued operations of the genomics business.

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

As of June 27, 2007 and December 27, 2006, the amortized cost basis, unrealized holding gains and losses and fair value by major security type classified as available-for-sale are as follows (in thousands):

	Amortized	Unrealized	Fair
Security Type	Cost	Losses	Value
June 27, 2007
Auction rate securities	$7,500	$—	$7,500
Commercial Paper	1,385	—	1,385
Corporate debt securities	3,700	—	3,700
Government agencies	1,400	—	1,400
Total investments	$13,985	$—	$13,985
December 27, 2006
Auction rate securities	$9,000	$—	$9,000
Commercial Paper	1,977	—	1,977
Corporate debt securities	5,100	—	5,100
Government agencies	6,200	—	6,200
Total investments	$22,277	$—	$22,277

Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Three-Months Ended,		Six-Months Ended,
	June 27,	June 28,	June 27,	June 28,
	2007	2006	2007	2006
Net loss, as reported	$(6,175)	$(4,163)	$(10,581)	$(8,554)
Unrealized loss on available-for-sale securities	—	(8)	—	(34)
Comprehensive net loss	$(6,175)	$(4,171)	$(10,581)	$(8,588)

Note 5. Debt, Current and Long-Term

On November 17, 2006, the Company repurchased two non-interest bearing promissory notes issued by it to TL Ventures V L.P. and TL Ventures V Interfund L.P. in February 2005. These promissory notes had an outstanding principal amount of $3.0 million, and the Company repurchased the notes for an aggregate payment of $2.7 million in cash. The repurchase of these notes did not have a material impact on the Company’s financial results.

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

Note 6. Stockholders’ Equity

Restricted Stock

In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 43,814 restricted shares of the Company’s common stock under its equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. The stock component of the program includes 18,463 shares that vested on September 6, 2006 and 19,143 additional shares that will vest on September 6, 2007, contingent upon participants being employed by the Company on that date. To date, under the program, 7,160 shares have been surrendered due to termination of employment with the Company. The total value of the Company’s common stock subject to the program, net of shares surrendered due to terminations, is $132,000 based on the value of the underlying common stock at the date of grant. During the three-months ended June 27, 2007 and June 28, 2006 and six-months ended June 27, 2007 and June 28, 2006, $9,000, $24,000, $18,000 and $48,000, respectively, of expense related to the program was recognized. The remaining expense associated with the program of $6,000 will be recognized over the remaining vesting period.

In June 2007, the Company granted 44,700 restricted shares of the Company’s common stock to non-executive employees under its equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. The stock component of the grant includes 22,350 shares that vest on June 26, 2008 and 22,350 shares that vest on June 26, 2009, contingent upon participants being employed with the Company on those dates. The total value of the Company’s common stock subject to this program is $83,000 based on the value of the underlying common stock at the date of grant.

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

The Company has valued the liquidated damages provision of the registration rights agreement at nominal value. In determining this as the fair value, the Company considered the following factors. The agreement provides that there was a 90-day period to have the registration statement declared effective before liquidated damages apply. The Company believed at the closing of the Private Placement it was probable the registration statement would be declared effective within the 90-day period. The registration statement was declared effective in less than 90 days and in the same fiscal quarter as the closing of the Private Placement, and therefore the Company was aware that there was no value to the liquidated damages provision for the initial 90 day period. The liquidated damages provision would only have value in the future if sales may not be made thereunder for periods other than as permitted thereunder. The Company believes the events that would lead to sales being unable to be made under the registration statement for periods other than as permitted are unlikely to occur. In future periods, should the Company conclude that it is probable, as defined in SFAS No. 5, “Accounting for Contingencies,” that a liability for liquidated damages will occur, the Company will record the estimated cash value of the liquidated damages liability at that time.

Note 7. Equity Incentive Plans

As of June 27, 2007, the Company had five equity incentive plans; the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director’s Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by shareholders on April 4, 2006. As a result of the approval of the 2006 Equity Incentive Plan, all prior plans were suspended and no additional grants shall be made under these plans.

As of June 27, 2007, the total number of shares of the Company’s common stock authorized for issuance related to grants under all of the Plans was 7,540,235, of which 6,599,877 remain outstanding and 716,963 shares remain reserved for future grants.

2006 Equity Incentive Plan

During 2006, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2006 Equity Incentive Plan, which initially reserved 6,577,106 shares of common stock for issuance thereunder. Immediately following any issuance of common stock by the Company during the three year period ending April 4, 2009, other than issuances of common stock upon exercise of the warrants issued to the investors in the Private Placement, the number of shares available for issuance under the 2006 Equity Incentive Plan will be increased to 20% of the number of fully diluted shares of the Company’s common stock immediately after such issuance, including all shares of common stock issuable upon exercise of then outstanding options or warrants, and options forfeited in other plans, less the number of shares of common stock subject to existing options under the Plans, up to a maximum of 8,177,106 shares. As a result of common stock issuances during 2006 and 2007, the number of shares available under the 2006 Equity Incentive Plan increased to 6,676,419.

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

Note 9. Net Income (Loss) Per Share

Basic earnings (loss) per share is measured as net income or loss divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share because to do so would be antidilutive, amounted to 19,499,877 shares and 17,142,106 shares at June 27, 2007 and June 28, 2006, respectively.

Note 10. Settlement Agreement

On March 22, 2006 the Company and Dr. Patricia Pilia entered into a Settlement Agreement (the “Settlement Agreement”) in connection with Dr. Pilia’s termination of employment by the Company without cause on February 23, 2006. Dr. Pilia was a member of the Company’s Board of Directors and previously served as Executive Vice President and Secretary of the Company and was party to an employment agreement with the Company. In connection with the Settlement Agreement, the Company recorded an obligation of $646,000 for termination benefits at March 29, 2006 that was paid in the third quarter of 2006.

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

As a result, the Company will recognize the termination benefit of the COO as an expense in the amount of $270,000, ratably over the period March 28, 2007 through December 31, 2008. The acceleration of vesting of certain outstanding stock options, which modified the vesting terms of certain outstanding stock options, did not have a material impact on the Company’s financial statements as of June 27, 2007.

Note 12. Operating Leases

In February 2007, the Company leased 2,300 square feet of office space in Roseland, New Jersey to support our clinical development activities. The lease runs through December 31, 2008 and requires monthly rental payments of $4,500.

In March 2007, the Company entered into a five year lease covering approximately 29,000 square feet of office and laboratory space in Boulder, Colorado. The Company plans to consolidate both its Colorado-based administrative and research and development facilities into this space. The Company plans to take possession of this space in November 2007 to make the necessary renovations. The Company made a $375,000 deposit related to this facility and is included in other assets. This deposit will decrease by $60,000 per year, capped after four years to a minimum balance of $135,000 until termination.

As of June 27, 2007, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Remaining in 2007	$115
2008	492
2009	442
2010	433
2011	425
2012	440
$2,347

Note 13. Registration Statement

On April 23, 2007, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of up to $40.0 million of its common stock.

On June 12, 2007, the Company withdrew the registration statement on Form S-1 due to market conditions. As a result of this withdrawal, the Company expensed the costs incurred in the amount of $452,000 in the second quarter of 2007.

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

We completed dosing in a Phase 1 clinical trial of TPI 287 and expect to complete dosing in another Phase 1 clinical trial during the second half of 2007. In addition, we recently commenced enrollment in a Phase 2 clinical trial of TPI 287 in patients with an advanced form of prostate cancer called hormone refractory prostate cancer, or HRPC. This is our first of several planned Phase 2 clinical trials of TPI 287 in multiple cancer indications. In our clinical trials to date, we have evaluated intravenous, or IV, formulations of TPI 287. We plan to use an IV formulation in our currently planned Phase 2 clinical trials. We also are developing an oral formulation of TPI 287 and plan to initiate a Phase 1b/2 pharmacokinetic clinical trial of TPI 287 before the end of 2007. In this clinical trial, we plan to orally administer an IV formulation of TPI 287 to evaluate the drug’s activity and oral bioavailability in humans.

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

We have incurred significant operating losses since our inception in 1991. Our net loss was $6.2 million and $10.6 million for the three and six-months ended June 27, 2007, respectively and $16.7 million for the year ended December 27, 2006. We had an accumulated deficit of $134.5 million as of June 27, 2007. We expect to incur significant and increasing operating losses for at least the next several years, until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity discussed above.

To become profitable, we must succeed in developing and eventually commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities, including discovering, in-licensing or acquiring product candidates, successfully completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which we obtain regulatory approval. We are only in the preliminary stages of development of TPI 287, our only current product candidate. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

Registration Statement

On April 23, 2007, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for a proposed public offering of up to $40.0 million of our common stock. On June 12, 2007, we withdrew the registration statement on Form S-1 with the SEC. As a result of the withdrawal, we expensed costs incurred in the amount of $452,000 in the second quarter 2007.

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

	Three Months Ended,		Six Months Ended,
	June 27,	June 28,	June 27,	June 28,
	2007	2006	2007	2006
Oncology	$3,994	$2,396	$6,887	$5,295
Huntington’s Disease	—	(5)	—	(90)
Discontinued operations	—	—	—	88
	$3,994	$2,391	$6,887	$5,293

We expect research and development, which includes the cost of our clinical development of TPI 287, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects.

We completed dosing in a Phase 1 clinical trial of TPI 287 and expect to complete dosing in another Phase 1 clinical trial during the second half of 2007. In addition, we recently commenced enrollment in a Phase 2 clinical trial of TPI 287 in patients with an advanced form of prostate cancer called hormone refractory prostate cancer, or HRPC. This is our first of several planned Phase 2 clinical trials of TPI 287 in multiple cancer indications. In our clinical trials to date, we have evaluated intravenous, or IV, formulations of TPI 287. We plan to use an IV formulation in our currently planned Phase 2 clinical trials. We also are developing an oral formulation of TPI 287 and plan to initiate a Phase 1b/2 pharmacokinetic clinical trial of TPI 287 in the summer of 2007. In this clinical trial, we plan to orally administer an IV formulation of TPI 287 to evaluate the drug’s activity and oral bioavailability in humans.

The following table summarizes key information about our additional ongoing and planned clinical development efforts relating to TPI 287:

INDICATION	STATUS	TIMING
IV Administration
Hormone refractory prostate cancer	Phase 2 clinical trial in process	Go/No Go by first half 2008
Glioblastoma multiforme	Phase 2 clinical trial planned	Expected to begin in second half of 2007
Primary CNS tumors (Combination with temozolomide)	Phase 2 clinical trial planned	Expected to begin in the first half of 2008
Pancreatic cancer	Phase 2 clinical trial planned	Expected to begin in the second half of 2007
Exploratory Phase 2 (Multiple tumor types)	Phase 2 clinical trial in development	Expected to begin in the first half of 2008
Oral Administration
Multiple cancers	Phase 1 pharmacokinetic clinical trial of oral administration planned	Expected to begin in the second half of 2007

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

Results of Operations

Three-Months Ended June 27, 2007 Compared to the Three-Months Ended June 28, 2006

Research and Development Expense.   Research and development expense from continuing operations for the second quarter of 2007 was $4.0 million, as compared to $2.4 million in the second quarter of 2006, an increase of $1.6 million. Oncology related research and development expenditures increased by $1.6 million to $4.0 million in the second quarter of 2007. In 2006, we ceased our Huntington’s Disease research. As a result, there were no expenses in the second quarter of 2007 for Huntington’s Disease, as compared to a credit of $5,000 in 2006. We do not expect to incur expenses related to this program in the future.

The increase in oncology related expenses was primarily due to an increase in legal fees of $631,000, an increase in compensation expense of $356,000, an increase in outside consulting fees of $232,000 and an increase in supplies expense of $169,000. We expect our oncology related expenses to continue to increase in future quarters in connection with our ongoing and planned Phase 1 and Phase 2 clinical trials of TPI 287.

The increase in legal expense is primarily the result of outside legal fees incurred as a result of litigation with another pharmaceutical company. The increase in compensation expense in the second quarter of 2007 was primarily related to an increase in headcount during the first and second quarter of 2007, including our President and Chief Medical Officer positions.

General and Administrative Expense.   General and administrative expense from continuing operations for the second quarter of 2007 was $2.4 million, an increase of $360,000 from the second quarter of 2006. This increase was primarily due an increase in legal expense of $435,000 and an increase in consulting fees of $89,000, which were partially offset by a decrease in non-cash compensation of $230,000.

The increase in legal expense was primarily related to the write-off of capitalized legal fees related to a registration statement that was withdrawn from the SEC in the second quarter of 2007. The decrease in non-cash compensation in 2007 is primarily the result of the expense associated with the repricing of stock options in the second quarter of 2006 and no such repricing expense in 2007.

Interest and Other Income.   Interest and other income of $222,000 for the second quarter of 2007 decreased by $172,000 from $394,000 for the second quarter of 2006. This decrease was primarily attributable to lower investment balances in the second quarter of 2007 compared to the second quarter of 2006.

Interest and Other Expense.   Interest and other expense of $5,000 for the second quarter of 2007 decreased by $123,000 from $128,000 for the second quarter of 2006. This decrease was attributable to our repurchase of two non-interest bearing promissory notes payable to TL Ventures V L.P. and TL Ventures V Interfund L.P. in November 2006.

Six-Months Ended June 27, 2007 Compared to the Six-Months Ended June 28, 2006

Research and Development Expense.   Research and development expense from continuing operations for the six-months ended June 27, 2007 was $6.9 million, as compared to $5.2 million for the six-months ended June 28, 2006, an increase of $1.7 million. Oncology related research and development expenditures increased by $1.6 million to $6.9 million for the six-months ended June 27, 2007. In 2006, we ceased our Huntington’s Disease research. As a result, there were no expenses in the six-months ended June 27, 2007 for Huntington’s Disease, as compared to a credit of $90,000 in 2006, which was a result of a reversal of laboratory fees owed to a research university. We do not expect to incur expenses related to this program in the future.

The increase in oncology related expenses was primarily due to an increase in legal expense of $1.0 million , an increase in outside consulting fees of $277,000, an increase in supplies expense of $215,000, an increase in outside clinical trial costs of $181,000, and an increase in recruiting costs of $116,000 offset by a decrease in outside manufacturing costs of $190,000. We expect our oncology related expenses to increase in future quarters in connection with our ongoing and planned Phase 1 and Phase 2 clinical trials of TPI 287.

The increase in legal expense is primarily the result of outside legal fees incurred as a result of litigation with another pharmaceutical company.

General and Administrative Expense.   General and administrative expense from continuing operations for the six-months ended June 27, 2007 was $4.2 million, an increase of $680,000 from the six-months ended June 28, 2006. This increase was primarily due an increase in legal expense of $448,000, an increase in consulting fees of $141,000 and an increase in compensation costs of $127,000.

The increase in legal expense was primarily related to the write-off of capitalized legal fees related to a registration statement that was withdrawn from the SEC in the second quarter of 2007.

Interest and Other Income.   Interest and other income of $493,000 for the six-months ended June 27, 2007 decreased by $43,000 from $536,000 for the six-months ended June 28, 2006. This decrease was primarily attributable to lower investment balances in the six-months ended June 27, 2007 compared to the six-months ended June 28, 2006.

Interest and Other Expense.   Interest and other expense of $12,000 for the six-months ended June 27, 2007 decreased by $290,000 from $302,000 for the six-months ended June 28, 2006. This decrease was attributable to our repurchase of two non-interest bearing promissory notes payable to TL Ventures V L.P. and TL Ventures V Interfund L.P. in November 2006.

Discontinued Operations.   There was no loss from discontinued operations recognized in the six-months ended June 27, 2007 as compared to $88,000 for the six-months ended June 28, 2006. This decrease is a result of there being no activity in the discontinued Genomics business in the six-months ended June 27, 2007. The expense in the six-months ended June 28, 2006 represented non-cash equity compensation expense in the amount of $86,000 as a result of the implementation of SFAS 123(R) in 2006.

Share Based Compensation.   We follow the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We adopted SFAS 123(R) effective December 29, 2005 using the modified prospective method of transition. For the three-months ended June 27, 2007 and June 28, 2006, we recorded share-based compensation expense of $893,000 ($.05 per share) and $1.3 million ($0.09 per share), respectively. For the six-months ended June 27, 2007 and June 28, 2006, we recorded share-based compensation expense of $1.7 million ($.10 per share) and $1.9 million ($0.21 per share), respectively. Share-based compensation expense is allocated among research and development expenses and general and administrative expenses based on the function of the related employee. These non-cash charges had no impact on our cash flows for the periods presented. For more information about SFAS 123(R), see “Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Share-Based Compensation” in the Unaudited Notes to Consolidated Financial Statements included in this Form 10-Q.

Callisto Litigation.   We agreed to employ Donald H. Picker, Ph.D., as our president in December 2006. Prior to joining our company, Dr. Picker had served as Executive Vice President of Research and Development of Callisto Pharmaceuticals, Inc. In December 2006, Callisto filed a complaint in the Supreme Court of New York, County of New York, relating to our employment of Dr. Picker. The suit names Tapestry and two of our officers, Leonard Shaykin and Kai Larson, as defendants. In its complaint, Callisto alleges breaches of a confidentiality agreement between Callisto and Tapestry and interference with Dr. Picker’s contractual relationship with Callisto. Callisto seeks unspecified actual and punitive damages. We believe these claims are without merit and we are vigorously defending against them. We have incurred legal fees of $556,000 and $833,000 for the three and six-months ended June 27, 2007, respectively.

Liquidity and Capital Resources

Our capital requirements for operations have been, and will continue to be, significant. As of June 27, 2007, we had a working capital balance of $11.4 million, as compared to a working capital balance of $20.2 million as of December 27, 2006. To date, we have financed our operations primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. We also have funded our capital requirements with the gross proceeds of approximately $71.7 million related to the sale of our paclitaxel business to Mayne Pharma (USA) Inc. in 2003.

We expect our capital needs to increase in 2007 as compared to 2006 due, in part, to increases in expenses related to our clinical trials and to the capital requirements associated with our new laboratory and administrative facility.

Reverse Stock Split and NASDAQ Listing.   Our common stock is listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On February 25, 2005, we received notice from the NASDAQ Stock Market, Inc. that our common stock had not met the $1.00 per share minimum bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. On February 6, 2006, we effected a one for ten reverse stock split of our common stock to regain compliance with this listing requirement. Since this time, the closing bid price of our common stock has remained above $1.00 in compliance with the minimum bid price requirement.

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

Going Concern.   We have no revenue and we have incurred significant operating losses since our inception. Our net loss was $6.2 million for the three-months ended June 27, 2007 and $10.6 million for six-months ended June 27, 2007, and $16.7 million for the year ended December 27, 2006. We had an accumulated deficit of $134.5 million as of June 27, 2007. As of June 27, 2007, we had cash and cash equivalents and short-term investments totaling approximately $14.4 million. Our capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant.

We expect research and development expenses to increase in connection with our ongoing activities, particularly as we continue the development of TPI 287. If we in-license or acquire additional product candidates, our research and development expenses will increase further. In addition, subject to obtaining regulatory approval of TPI 287 or any other product candidate, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from third-party manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate research and development programs or commercialization efforts.

We believe that the existing cash and cash equivalents and short-term investments are not sufficient to enable us to fund our operating expenses and capital expenditures for the next twelve months without a significant curtailment of operations. Therefore, we will be required to raise additional capital through public or private equity offerings and debt financings, corporate collaborations or licensing arrangements. Should we be unable to raise the needed capital, we may be required to slowdown, curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See “Risk Factors—Risks Related to Our Business.”

Working Capital and Cash Flow.   Cash and cash equivalents and short-term investments decreased $8.1 million to $14.4 million at June 27, 2007 from $22.5 million at December 27, 2006. This decrease was primarily due to cash used in operating activities of $7.9 million. Our cash used in operating activities was primarily used to advance our product development efforts and for general corporate purposes. The majority of our future cash expenditures are expected to continue to be used to advance our product development programs including clinical trials of TPI 287, for capital expenditures necessary to prepare our new laboratory and administrative facility and for working capital and other general corporate purposes.

Future Contractual Obligations

The table below summarizes our future contractual obligations as of June 27, 2007 (in thousands):

	Total	Remaining in 2007	1-3 years	4-5 years	After 5 years
Operating leases	$2,347	$115	$1,368	$864	$—
Capital lease	185	65	120	—	—
Total	$2,532	$180	$1,488	$864	$—

In February 2007, we leased 2,300 square feet of office space in Roseland, New Jersey to support our clinical development activities. The lease runs through December 31, 2008 and requires monthly rental payments of $4,500.

In March 2007, we entered into a five year lease covering approximately 29,000 square feet of office and laboratory space in Boulder, Colorado. We plan to consolidate both our Colorado-based administrative and research and development facilities into this space. We plan to take possession of this space in November 2007 to make the necessary renovations.

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

In June, 2007 the FASB issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 clarifies the accounting for non-refundable advance payments made for future research and development activities. This issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The cumulative effect of applying EITF 07-3 will be reported as a change in accounting principal through an adjustment to retaining earnings as of the beginning of the period in which it is adopted. Management has not yet determined the impact of adopting this statement.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 27, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 27, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

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

Risks Related to Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to discontinue, shutdown or cease operations.

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

We believe that our existing cash and cash equivalents and short-term investments, is not sufficient to enable us to fund our operating expenses and capital expenditures for the next twelve months. Therefore, we will be required to raise additional capital through public or private equity offerings and debt financings, corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

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

We are currently devoting substantially all of our efforts to the development of TPI 287. Our ability to generate product revenues, which we do not expect for at least the next several years, if ever, depends on the successful development and eventual commercialization of TPI 287. However, TPI 287 is in an early stage of clinical development. We recently completed dosing in a Phase 1 clinical trial of TPI 287 and expect to complete dosing in another Phase 1 clinical trial during the second half of 2007. In addition, we recently commenced enrollment in a Phase 2 clinical trial of TPI 287 in patients with an advanced form of prostate cancer called hormone refractory prostate cancer, or HRPC. We also expect to initiate a Phase 1b/2 pharmacokinetic clinical trial of TPI 287 in the summer of 2007 to evaluate the drug’s activity and oral bioavailability in humans. The success of TPI 287 will depend on several factors, including the following:

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

We have incurred significant operating losses since our inception in 1991. Our net loss from continuing operations was $6.2 million and $10.6 million for the three and six-months ended June 27, 2007, $16.6 million in 2006, $17.2 million in 2005 and $21.6 million in 2004. We have an accumulated deficit of $134.5 million as of June 27, 2007. To date, we have financed our operations primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. We also have funded our capital requirements with the proceeds of the sale of our paclitaxel business to Mayne Pharma (USA) Inc. in December 2003.

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

Our short history as a drug development company may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early stage drug development company. Since we sold our paclitaxel business to Mayne Pharma in 2003, our operations have been limited to undertaking preclinical studies and limited clinical trials of our product candidates. Since we began devoting substantially all of our efforts to the development of TPI 287, we have not demonstrated our ability to successfully complete large-scale clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer history as a drug development company.

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

We do not currently have any products that have received regulatory approval, and our product development efforts are at an early stage. The outcome of preclinical studies and early clinical trials may not accurately predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the results that we observed in our preclinical studies of TPI 287 may not be indicative of successful results in our ongoing and planned Phase 1 and Phase 2 clinical trials of TPI 287 in multiple cancer indications. Many drug candidates have failed to show efficacy or safety in humans even after promising preclinical study results.

Even if our early phase clinical trials are successful, we will need to conduct additional clinical trials in a larger number of patients taking the drug for longer periods before we are able to seek approvals from the FDA and similar regulatory authorities outside the United States to market and sell a product candidate. Similarly, even if clinical trials of a product candidate are successful in one indication, clinical trials of that product candidate for other indications may be unsuccessful. For example, we plan to conduct clinical trials of TPI 287 for tumors of the central nervous system, prostate and pancreatic cancer. As such, the results from these Phase 2 clinical trials of TPI 287 may not necessarily be indicative of the results we may obtain in future clinical trials of TPI 287 in other cancer indications. Furthermore, even if clinical trials of one formulation of a drug are successful, clinical trials for other formulations may be unsuccessful. For example, the results from our planned Phase 2 clinical trials of an IV formulation of TPI 287 may not accurately predict the results we obtain in future clinical trials of an oral formulation of TPI 287. If we are not successful in commercializing TPI 287 in any of the cancers that we are investigating or as an oral formulation, or are significantly delayed in doing so, our business will be materially harmed and our stock price may decline.

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

Risks Related to Ownership of Our Common Stock

A small number of our stockholders have the ability to control all matters submitted to stockholders for approval.

A small number of investors who acquired shares of our common stock and warrants to purchase shares of our common stock in our 2006 private placement, in the aggregate, beneficially own more than 50% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, one of these stockholders, Special Situations Fund III, L.P., has the right, which it has not exercised, to designate up to two persons for election to our board of directors.

The investors who acquired shares of our common stock and warrants in our 2006 private placement have contractual preemptive rights to acquire their pro rata share of any common stock issued by us. If these stockholders do not waive their preemptive rights or do not otherwise cooperate with us in effecting future offering, it will be impractical to effect a public offering and our ability to effect a private offering could be complicated or limited.

Under the terms of the purchase agreement for our 2006 private placement, we must first offer to sell to each investor that continues to hold at least 50% of the shares of common stock acquired by that investor in our 2006 private placement such investor’s pro rata share of any common stock or securities exercisable or exchangeable for or convertible into common stock, such offer to remain open for a fifteen business day period, before we can sell such securities to others. An investor’s pro rata share is calculated by reference to the number of shares that continue to be held that were acquired in our 2006 private placement or upon the exercise of warrants and the number of shares of our common stock then issued and outstanding. We believe it would be impractical to complete a public offering if we are required to comply with the preemptive rights granted to the investors under the purchase agreement. Procedures for compliance with these contractual rights, unless waived, could complicate or limit or ability to effect a private placement of equity securities.

The warrants issued in our 2006 private placement provide for the reduction of the exercise price of the warrants if we issue common stock for a consideration per share less than the then current exercise price of the warrants. If we issue common stock for a consideration per share less than $2.40, the exercise price of the warrants will be reduced and the number of shares issuable upon exercise of the warrants will be increased.

Under the terms of the warrants issued in our 2006 private placement, the exercise price of the warrants is to be reduced, subject to certain exceptions, if we issue shares of common stock or certain options or rights to acquire common stock for no consideration or for consideration per share less than the exercise price of the warrants in effect immediately prior to the time of such issue or sale. The warrants specify a formula for a weighted average adjustment in the exercise price that takes into account the number of shares of common stock outstanding, the number of shares issued below the exercise price and the aggregate consideration received upon such issuance. Under the warrants, if the exercise price is decreased, the number of shares issuable upon exercise is correspondingly increased. The exercise price of the warrants is currently $2.40 per share. Accordingly, in general, if we issue common stock for a consideration per share of less than $2.40, the exercise price of the warrants will be correspondingly reduced. Any such reduction in exercise price would result in additional dilution to the holders of our common stock.

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

During 2006, our board of directors and stockholders adopted our 2006 equity incentive plan, which initially reserved 6,577,106 shares of common stock for issuance thereunder. Immediately following any issuance of common stock by us during the three year period ending April 4, 2009, other than issuances of common stock upon exercise of the warrants issued to the investors in our 2006 private placement, the number of shares available for issuance under the 2006 equity incentive plan will be increased to 20% of the number of fully diluted shares of our common stock immediately after such issuance, including all shares of common stock issuable upon exercise of then outstanding options or warrants, less the number of shares of common stock subject to existing options under our other stock option and equity incentive plans, up to a maximum of 8,177,106 shares. As a result of common stock issuances through June 27, 2007, the number of shares available under our 2006 equity incentive plan increased to 6,676,419.

Sales of a substantial number of shares in the future may impact the market price of our common stock.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings and debt financings, corporate collaboration and licensing arrangements. Any future sales of a substantial number of shares of our common stock, either by us or by investors, or the perception that such sales may occur, could depress the market price of our common stock. We are unable to predict the effect that future sales may have on the then prevailing market price of our common stock. Pursuant to a registration rights agreement entered into between us and the investors in our 2006 private placement, we registered with the Securities and Exchange Commission, or SEC, the resale of shares of common stock acquired in the private placement and shares of common stock issuable upon exercise of the warrants. We must, among other things, keep this registration statement effective with the SEC for the resale of such shares of common stock. While we cannot determine precisely the total number of shares of common stock remaining for sale under the registration statement, we estimate based upon publicly available information that up to approximately 23,656,559 shares remain available for sale, including shares that may be acquired upon the exercise of outstanding warrants.

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

These provisions of our certificate of incorporation and our bylaws could discourage potential acquisition proposals and could delay or prevent a change in control that stockholders may consider favorable, including transactions in which an investor in our stock might otherwise receive a premium for shares. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by our board of directors. We also intended these provisions to discourage certain types of transactions that may involve an actual or threatened change of control. We designed these provisions to reduce our vulnerability to unsolicited acquisition proposals and to discourage certain tactics that may be used in proxy contests. These provisions, however, could also have the effect of discouraging others from making a tender offer for our shares. As a consequence, they also may inhibit fluctuations in the market price of our shares that could result from actual or rumored takeover attempts. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. We are permitted to issue shares of our preferred stock without stockholder approval upon such terms as our board of directors determines. Therefore, the rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of our preferred stock that may be issued in the future. In addition, the issuance of preferred stock could have a dilutive effect on the holdings of our current stockholders.

We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our outstanding voting stock cannot acquire us for a period of three years from the date of the transaction in which the person acquired more than 15% of our outstanding voting stock, unless various conditions are met, such as approval by our board of directors of the transaction, pursuant to which the person became an interested stockholder.

Our stockholder rights plan could prevent a change in control of our company in instances in which some stockholders may believe a change in control is in their best interests.

In December 2006, our board of directors adopted a stockholder rights plan to replace our stockholder rights plan that expired in November 2006 at the end of its ten-year term. Our plan may have the effect of discouraging, delaying or preventing a merger or acquisition of us that is beneficial to our stockholders by diluting the ability of a potential acquirer to acquire us. Pursuant to the terms of our plan, ten days after a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock or 10 business days after announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights, other than rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock, would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur, including transactions in which stockholders might otherwise receive a premium for their shares.

Because the investors in our 2006 private placement own a substantial percentage of our outstanding common stock, our stockholder rights plan provides that such investors and their respective affiliates will be exempt from the stockholder rights plan, unless an investor and its affiliates acquire, after April 4, 2006, subject to certain exceptions, more than 1% of our then issued and outstanding common stock, not including the shares of common stock issued to such investor in the private placement or shares of common stock issued upon exercise of the warrants issued to such investors.

Because we do not expect to pay dividends in the foreseeable future, you must rely on stock appreciation for any return on your investment.

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There can be no assurance that our common stock will appreciate in value or even maintain the price at which you purchased your shares, and you may not realize a return on your investment in our common stock.

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

•       the other factors described in this “Risk Factors” section.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

On June 7, 2007, the Company held its annual meeting of shareholders. There were 9,231,924 shares present at the meeting, either in person or by proxy, representing over 56% of the Company’s outstanding shares.

The following shareholder actions were taken:

The Honorable Richard N. Perle 8,078,526 votes cast for re-election; 1,153,398 votes withheld.

Additionally, the selection by the Audit Committee of the Board of Directors of Grant Thornton LLP as independent auditors of the Company for the fiscal year ending January 2, 2008 was ratified with 8,180,720 votes for ratification, 298,851 votes against ratification, and 752,353 votes abstained.

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

TAPESTRY PHARMACEUTICALS, INC.
August 9, 2007	By:	/s/ LEONARD P. SHAYKIN
Leonard P. Shaykin
Chairman of the Board of Directors, Chief Executive Officer
August 9, 2007	By:	/s/ GORDON LINK
Gordon Link
Senior Vice President, Chief Financial Officer (Principal Financial Officer)
August 9, 2007	By:	/s/ MATTHEW J. MAJOROS
Matthew J. Majoros
Controller (Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
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