Form 10-Q
period 2007-09-26
TAPESTRY PHARMACEUTICALS, INC
filed 2007-11-06
CIK 891504

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2007
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

        See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated Filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        As of November 1, 2007, the registrant had 16,629,861 shares of common stock, $0.0075 par value, outstanding.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Part I—Financial Information

Item 1.    Financial Statements

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	September 26, 2007	December 27, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,577	$180
Short-term investments	3,781	22,277
Prepaid expense and other current assets	351	335

Total current assets	9,709	22,792
Property, plant and equipment, net	707	681
Investment in ChromaDex, Inc.	459	459
Other assets	1,013	674

Total assets	$11,888	$24,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,100	$904
Accrued payroll and payroll taxes	1,428	1,566
Notes payable—current portion, net	121	115

Total current liabilities	3,649	2,585
Notes payable—long term, net	22	112
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.0075 par value; 100,000,000 shares authorized; 16,629,859 and 16,374,395 shares issued and outstanding at September 26, 2007 and December 27, 2006, respectively.	125	123
Additional paid in capital	148,706	145,700
Accumulated deficit	(140,595)	(123,914)
Accumulated other comprehensive loss	(19)	—

Total stockholders' equity	8,217	21,909

Total liabilities and stockholders' equity	$11,888	$24,606

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
Operating expenses:
Research and development	$4,526	$2,259	$11,414	$7,464
General and administrative	1,737	1,575	5,911	5,070

Operating loss	6,263	3,834	17,325	12,534
Other income (expense):
Interest and other income	169	400	662	936
Interest and other expense	(6)	(124)	(18)	(427)

Loss from continuing operations	(6,100)	(3,558)	(16,681)	(12,025)
Loss from discontinued operations	—	—	—	(88)

Net loss	$(6,100)	$(3,558)	$(16,681)	$(12,113)

Basic and diluted loss per share from continuing operations	$(0.37)	$(0.22)	$(1.01)	$(1.02)

Basic and diluted loss per share from discontinued operations	$—	$—	$—	$(0.01)

Basic and diluted loss per share	$(0.37)	$(0.22)	$(1.01)	$(1.03)

Basic and diluted weighted average shares outstanding	16,600	16,342	16,495	11,763

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine-Months Ended
	September 26, 2007	September 27, 2006
Operating activities:
Net loss	$(16,681)	$(12,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	168
Amortization of debt discount	13	382
Amortization of investment discount	(67)	(272)
Compensation paid with common stock	2,590	2,539
Retirement contributions paid with common stock	302	291
Loss on disposal of assets	—	38
Changes in operating assets and liabilities:
Prepaid expense and other assets	(255)	343
Accounts payable and accrued liabilities	1,212	(160)
Accrued payroll and payroll taxes	(138)	(83)

Net cash used in operating activities	(12,851)	(8,867)
Investing activities:
Additions to property, plant and equipment	(199)	(25)
Proceeds from sale of investments	32,200	45,861
Purchases of investments	(13,656)	(59,404)

Net cash provided by (used in) investing activities	18,345	(13,568)
Financing activities:
Proceeds from the sale of common stock, net of issuance costs	—	23,742
Repayment of debt	(97)	(1,002)

Net cash (used in) provided by financing activities	(97)	22,740

Net increase in cash and cash equivalents	5,397	305
Cash and cash equivalents at beginning of period	180	534

Cash and cash equivalents at end of period	$5,577	$839

Non-cash investing and financing activities:
Issuance of common stock to prepay retirement plan contributions	$101	$97

See accompanying notes to Consolidated Financial Statements.

Tapestry Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 26, 2007

(Unaudited)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

        In the opinion of management, the accompanying unaudited consolidated balance sheets, statements of operations and statements of cash flows contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial position of Tapestry Pharmaceuticals, Inc. and its wholly owned subsidiaries ("we," "us" or the "Company") at September 26, 2007 and December 27, 2006, the results of its operations for the three and nine-months ended September 26, 2007 and September 27, 2006, and cash flows for the nine-months ended September 26, 2007 and September 27, 2006.

        The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 27, 2006, filed with the Securities and Exchange Commission (the "SEC") on March 7, 2007 as well as an amendment thereto on Form 10-K/A filed with the SEC on April 26, 2007.

        LIQUIDITY—The Company has no revenue and has incurred losses of approximately $6.1 million and $16.7 million for the three and nine-months ended September 26, 2007, respectively and a loss of approximately $16.7 million for the year ended December 27, 2006. The Company has an accumulated deficit of $140.6 million as of September 26, 2007. As of September 26, 2007, the Company had a working capital balance of $6.1 million compared to a working capital balance of $20.2 million at December 27, 2006. As of September 26, 2007, the Company had cash and cash equivalents and short-term investments totaling $9.4 million. Through September 26, 2007, the Company has funded its capital requirements primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. The Company has also funded its capital requirements with the gross proceeds of approximately $71.7 million related to the sale of its paclitaxel business to Mayne Pharma (USA) Inc. (acquired by Hospira on February 1, 2007) on December 12, 2003.

        The Company's capital requirements have been and will continue to be significant. The Company expects research and development expenses to increase in connection with its ongoing activities, particularly as it continues the development of TPI 287. If the Company in-licenses or acquires additional product candidates, its research and clinical development expenses will increase further. In addition, subject to obtaining regulatory approval of TPI 287 or any other product candidate, the Company expects to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from third-party manufacturers and distribution. The Company will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force the Company to delay, reduce or eliminate research and development programs or commercialization efforts.

        The Company believes that the existing cash and cash equivalents and short-term investments are not sufficient to enable the Company to fund its operating expenses and capital expenditures for the next twelve months. On October 23, 2007, our Board of Directors authorized a reduction in the Company's operations. As a result, the Company has eliminated 14 positions (28% of its work force), including executive and non-executive positions in all areas of operations. In conjunction with this reduction in operations, the Company incurred one time severance costs of $470,000. The Company took such action to preserve cash and to focus all of its resources on advancing the Company's leading drug candidate in on-going and future clinical trials (See Note 15). In addition, the Company will be required to raise additional capital through public or private equity offerings and debt financings, corporate collaborations, licensing arrangements or other means. Should the Company be unable to raise the needed capital, it may be required to slowdown, further curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        ESTIMATES AND ASSUMPTIONS—The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used when determining useful lives for depreciation and amortization, assessing the need for impairment charges, accounting for income taxes, estimating the value of employee stock options, and various others items. The Company evaluates these estimates and assumptions on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ materially from these estimates.

        SHARE BASED COMPENSATION—As of September 26, 2007, the Company had five equity incentive plans (the "Plans"): the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director's Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by the Company's stockholders on April 4, 2006. As a result of the approval of the 2006 Equity Incentive Plan, all prior plans were suspended and no additional grants shall be made under these plans.

        The Company follows the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of December 29, 2005, the first day of the Company's 2006 fiscal year. Under the modified prospective method of transition, compensation expense is recognized beginning with the effective date of adoption of SFAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

        Under SFAS 123(R), the estimated fair value of share-based-compensation, including stock options granted under the Plans, is recognized as compensation expense on a straight-line basis over the expected term of the grant.

        The Company recorded share-based compensation expense of $869,000 ($0.05 per share) and $615,000 ($0.04 per share) for the three-months ended September 26, 2007 and September 27, 2006, respectively. The Company recorded share-based compensation expense of $2.6 million ($0.16 per share) and $2.5 million ($0.22 per share) for the nine-months ended September 26, 2007 and September 27, 2006, respectively. These non-cash charges had no impact on the Company's reported cash flows.

        Amounts recognized in the financial statements related to share-based compensation, by category, were as follows (in thousands):

	Three-Months Ended,		Nine-Months Ended,
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
Research and development	$332	$259	$1,029	$1,084
General and administrative	537	356	1,561	1,369
Discontinued operations	—	—	—	86

	$869	$615	$2,590	$2,539

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

	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Weighted- Average Option Life (Years)
Fiscal Year 2007	4.48%-5.04%	0%	92.33%-113.64%	3.35-5.78
Fiscal Year 2006	4.66%-5.18%	0%	108.82%-121.86%	3.35-5.78

        The Black-Scholes option-pricing model requires the input of subjective assumptions. Stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, thereby resulting in changes to these assumptions and methodologies. These changes could materially impact the Company's fair value determination.

        A summary of option activity under the Plans as of September 26, 2007 and changes during the nine-months then ended is presented below:

Summary Details for Plan Share Options

	Nine-Months Ended, September 26, 2007
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In Thousands)
Outstanding balance, December 27, 2006	5,805,293	$3.83	8.86	$—
Granted	968,456	$2.01	not applicable	—
Forfeited or expired	(229,972)	$10.95	not applicable	—

Outstanding balance, September 26, 2007	6,543,777	$3.30	8.33	$—

Exercisable shares as of September 26, 2007	626,771	$4.48	4.06	$—

        A summary of the status of the Company's unvested shares as of September 26, 2007, and changes during the three and nine-months then ended is presented below:

Unvested Shares Issued Under the Plan

	Three-Months Ended, September 26, 2007		Nine-Months Ended, September 26, 2007
	Unvested Shares	Weighted- Average Grant-Date Fair Value	Unvested Shares	Weighted- Average Grant-Date Fair Value
Beginning unvested balance	5,912,977	$2.58	5,207,628	$2.79
Granted	63,000	$0.84	968,456	$1.45
Vested	(9,702)	$12.22	(99,047)	$4.25
Forfeited	(49,269)	$5.40	(160,031)	$3.95

Ending unvested balance	5,917,006	$2.51	5,917,006	$2.51

        As of September 26, 2007, there was $10.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. Total unrecognized compensation expense will be recognized over a weighted-average period of approximately 3.5 years.

        DERIVATIVE INSTRUMENTS—Companies are required to recognize all of their derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. As described in "Note 6. Stockholders' Equity," the Company currently has one derivative instrument that is assessed on a quarterly basis, and any changes in fair value will be recognized in current earnings in the period of change.

        RECENT ACCOUNTING PRONOUNCEMENTS—On December 28, 2006, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109"("FIN 48"). FIN 48 clarifies the accounting for uncertainty of income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the date of adoption, the Company did not identify any unrecognized tax benefits and there was no cumulative effect on retained earnings of adopting FIN 48. The Company recognizes interest and penalties related to its tax contingencies as income tax expense.

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

        In June, 2007 the FASB issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," EITF 07-3 clarifies the accounting for non-refundable advance payments made for future research and development activities. This issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The cumulative effect of applying EITF 07-3 will be reported as a change in accounting principle through an adjustment to retained earnings as of the beginning of the period in which it is adopted. Management has not yet determined the impact of adopting this statement.

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

Note 3. Discontinued Operations

        In 2004 and prior years, the Company discontinued research on its various genomics programs, other than the Huntington's Disease program. It ceased the Huntington's Disease program in 2006.

        The Company had a loss of $0 and $88,000 related to the Genomics division for the three and nine-months ended September 27, 2006. No material revenue has been recognized in this division. There were no assets held for sale at September 26, 2007 and December 27, 2006 that relate to the discontinued operations of the genomics business.

Note 4. Investments

        Short-term investments consist of investment grade government agency, auction rate securities, commercial paper and corporate debt securities due within one year. The Company's investments in auction rate securities are recorded at cost, which approximates fair market value. In accordance with ARB 43, "Restatement and Revision of Accounting Research Bulletins," despite the long-term nature of their stated contractual maturities, the Company has the ability and intent to liquidate investments in auction rate securities within six months and therefore has classified these investments as short-term. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are treated as a separate component of stockholders' equity until the security is sold or until a decline in fair value is determined to be other than temporary.

        Included within our investment portfolio are AA and AAA rated investments in auction rate securities. As a result of the uncertainty in the credit markets in the second half of 2007, auctions for $3.8 million of our investments in auction rate securities failed. The failure resulted in the interest rate on these investments resetting at Libor plus 100 basis points. While we now earn a premium interest rate on the investments, the investments are not as liquid. In the event we need to access these funds, we may not be able to access them until a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash and cash equivalents, we do not currently anticipate the lack of liquidity on these investments will affect our ability to operate our business as usual.

        As of September 26, 2007 and December 27, 2006, the amortized cost basis, unrealized loss and fair value by major security type classified as available-for-sale are as follows (in thousands):

Security Type	Amortized Cost	Unrealized Loss	Fair Value
September 26, 2007
Auction rate securities	$3,800	$(19)	$3,781

Total investments	$3,800	$(19)	$3,781

December 27, 2006
Auction rate securities	$9,000	$—	$9,000
Commercial Paper	1,977	—	1,977
Corporate debt securities	5,100	—	5,100
Government agencies	6,200	—	6,200

Total investments	$22,277	$—	$22,277

        Comprehensive loss for the Company consists of net loss and unrealized holding gains and losses on available-for-sale investments as presented below (in thousands):

	Three-Months Ended,		Nine-Months Ended,
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
Net loss, as reported	$(6,100)	$(3,558)	$(16,681)	$(12,113)
Unrealized gain (loss) on available-for-sale securities	(19)	8	(19)	42

Comprehensive net loss	$(6,119)	$(3,550)	$(16,700)	$(12,071)

Note 5. Debt, Current and Long-Term

        On November 17, 2006, the Company repurchased two non-interest bearing promissory notes issued by it to TL Ventures V L.P. and TL Ventures V Interfund L.P. in February 2005. These promissory notes had an outstanding principal amount of $3.0 million, and the Company repurchased the notes for an aggregate payment of $2.7 million in cash. The repurchase of these notes did not have a material impact on the Company's financial results.

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

Note 6. Stockholders' Equity

Restricted Stock

        In September 2005, the Company initiated a retention incentive program for non-executive employees that consisted of a grant of approximately 43,814 restricted shares of the Company's common stock under its equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. The stock component of the program included 18,463 shares that vested on September 6, 2006 and 19,143 additional shares that vested on September 6, 2007, contingent upon participants being employed by the Company on that date. Under the program, 6,208 shares were surrendered due to termination of employment with the Company. The total value of the Company's common stock subject to the program, net of shares surrendered due to terminations, is $132,000 based on the value of the underlying common stock at the date of grant. During the three-months ended September 26, 2007 and September 27, 2006 and nine-months ended September 26, 2007 and September 27, 2006, $6,000, $20,000, $24,000 and $69,000, respectively, of expense related to the program was recognized.

        In June 2007, the Company granted 44,700 restricted shares of the Company's common stock to non-executive employees under its equity incentive plans to vest at future dates, as well as a cash component related to the individual tax effects of the program. The stock component of the grant includes 21,850 shares that vest on June 26, 2008 and 21,850 shares that vest on June 26, 2009, contingent upon participants being employed with the Company on those dates. Under the program, 1,000 shares were surrendered due to termination of employment with the Company. The total value of the Company's common stock subject to this program is $83,000 based on the value of the underlying common stock at the date of grant. During the three and nine-months ended September 26, 2007, $9,000, respectively, of expense related to the program was recognized.

Private Placement

        On April 6, 2006, the Company sold an aggregate of 12,750,000 shares of common stock and warrants to purchase up to 12,750,000 shares of common stock in a private placement (the "Private Placement") for a total of $25.5 million (excluding any proceeds that might be received upon exercise of the warrants). The Company received approximately $23.8 million net of the placement agent fees and other expenses in the Private Placement. The purchase price was $2.00 per share of common stock, and each warrant to purchase common stock has an exercise price of $2.40 per share. The Company may call up to 20% of the outstanding warrants at a redemption price of $.0075 per share of common stock underlying the warrants during any three month period if certain conditions are satisfied, including the trading price of its common stock exceeding $4.80 for 20 consecutive trading days, upon 30 days prior notice. During the notice period, the holders of the warrant would be entitled to exercise the warrants or any portion of them. Up to half of the warrants may be exercised on a cashless or net exercise basis. There can be no assurance, however, that the Company will receive funds from the exercise of warrants.

        In addition, the Company issued warrants to purchase 50,000 shares of common stock to a financial advisor and issued warrants to purchase 100,000 shares of common stock to an outside consultant as a finders' fee on substantially similar terms as the warrants issued in the Private

Placement. The value of these warrants of $472,000 was determined using the Black-Scholes model and is considered a non-cash private placement expense.

        Pursuant to the terms of a registration rights agreement entered into by the Company at the closing of the Private Placement, the Company filed with the SEC a registration statement on Form S-3 covering the resale of the common stock sold to investors in the Private Placement. The registration rights agreement provides, among other things, that the Company will use commercially reasonable efforts to effect the registration of the securities within 90 days of closing, and to continuously maintain effectiveness. If sales cannot be made under the registration statement (other than for certain periods when the Company is permitted under the agreement to suspend use of the registration statement when it has delayed disclosure of material nonpublic information) then the Company is obligated to pay each investor liquidated damages, in cash, equal to 1.5% per 30 day period (or pro rata for a portion thereof) of the amount invested by such investor. The SEC declared the Company's Form S-3 effective on May 18, 2006, which was within 90 days of closing.

        The Company views the registration rights agreement containing the liquidated damages provision as a separate freestanding contract as discussed in Emerging Issues Task Force ("EITF") Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and that the registration rights agreement has nominal value. Under this approach, the registration rights agreement is accounted for separately from the financial instrument in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the classification of the warrants has been determined under EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and the warrants have been accounted for as permanent equity.

        The Company has valued the liquidated damages provision of the registration rights agreement at nominal value. In determining this as the fair value, the Company considered the following factors. The agreement provides that there was a 90-day period to have the registration statement declared effective before liquidated damages apply. The Company believed at the closing of the Private Placement it was probable the registration statement would be declared effective within the 90-day period. The registration statement was declared effective in less than 90 days and in the same fiscal quarter as the closing of the Private Placement, and therefore the Company was aware that there was no value to the liquidated damages provision for the initial 90 day period. The liquidated damages provision would only have value in the future if sales may not be made thereunder for periods other than as permitted thereunder. The Company believes the events that would lead to sales being unable to be made under the registration statement for periods other than as permitted are unlikely to occur. In future periods, should the Company conclude that it is probable, as defined in SFAS No. 5, "Accounting for Contingencies," that a liability for liquidated damages will occur, the Company will record the estimated cash value of the liquidated damages liability at that time.

Note 7. Equity Incentive Plans

        As of September 26, 2007, the Company had five equity incentive plans; the 1994 Long-Term Performance Incentive Plan, the 1998 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Director's Stock Option Plan and the 2006 Equity Incentive Plan, which was approved by shareholders on April 4, 2006. As a result of the approval of the 2006 Equity Incentive Plan, all prior plans were suspended and no additional grants shall be made under these plans.

        As of September 26, 2007, the total number of shares of the Company's common stock authorized for issuance related to grants under all of the Plans was 7,551,160, of which 6,543,777 remain outstanding and 783,988 shares remain reserved for future grants.

2006 Equity Incentive Plan

        During 2006, the Company's Board of Directors adopted and its stockholders approved the Company's 2006 Equity Incentive Plan, which initially reserved 6,577,106 shares of common stock for issuance thereunder. Immediately following any issuance of common stock by the Company during the three year period ending April 4, 2009, other than issuances of common stock upon exercise of the warrants issued to the investors in the Private Placement, the number of shares available for issuance under the 2006 Equity Incentive Plan will be increased to 20% of the number of fully diluted shares of the Company's common stock immediately after such issuance, including all shares of common stock issuable upon exercise of then outstanding options or warrants, and options forfeited in other plans, less the number of shares of common stock subject to existing options under the Plans, up to a maximum of 8,177,106 shares. As a result of common stock issuances during 2006 and 2007, the number of shares available under the 2006 Equity Incentive Plan increased to 6,774,428.

Repricing of Stock Options

        On February 8, 2006, the Board of Directors of the Company approved, subject to stockholder approval, the modification of certain outstanding options to purchase shares of common stock under the Company's existing equity incentive plans, including certain stock options granted to the Company's directors and executive officers. The Company received stockholder approval of these modifications on April 4, 2006 and the exercise price of each such modified option was reduced to $4.02 per share as of such date. As of the date of the action by the Company's Board of Directors, stock options for approximately 696,253 shares were outstanding under all of the Plans, of which options to purchase approximately 626,568 shares of common stock, having exercise prices ranging from $4.20 to $112.50, were modified. As a result of the modification of vested stock options, in accordance with SFAS 123(R), the Company recorded a $381,000 one-time non-cash fixed period charge in the second quarter of 2006.

Note 8. Income Taxes

        As of December 27, 2006, the Company had available net operating loss ("NOLs") and research and development credit carryforwards of $113.7 million and $4.2 million, respectively, to offset future taxable income. The Internal Revenue Code contains provisions that may limit the use of NOLs and tax credits available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company within a three-year period results in an annual limitation on the company's ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change. As a result of the Private Placement, which is considered to be a change in ownership for tax purposes, the Company's NOL and tax credit carryforwards as of December 27, 2006 are subject to significant limitations. The Company believes that it will not be able to use a significant portion of its NOL and tax credits to offset its income or taxes due in the future.

Note 9. Net Income (Loss) Per Share

        Basic earnings (loss) per share is measured as net income or loss divided by the weighted average outstanding common shares for the period. Diluted earnings per share is similar to basic earnings per share but presents the dilutive effect on a per share basis of potential common shares (e.g. stock options, warrants and convertible securities) as if they had been converted at the beginning of the periods presented. Potential common shares that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share because to do so would be antidilutive, amounted to 19,443,777 shares and 17,137,518 shares at September 26, 2007 and September 27, 2006, respectively.

Note 10. Settlement Agreement

        On March 22, 2006 the Company and Dr. Patricia Pilia entered into a Settlement Agreement (the "Settlement Agreement") in connection with Dr. Pilia's termination of employment by the Company without cause on February 23, 2006. Dr. Pilia was a member of the Company's Board of Directors and previously served as Executive Vice President and Secretary of the Company and was party to an employment agreement with the Company. In connection with the Settlement Agreement, the Company recorded an obligation of $646,000 for termination benefits at March 29, 2006 that was paid in the third quarter of 2006.

Note 11. Employment Agreement

        On March 28, 2007, the Company entered into an amended employment agreement with its Chief Operating Officer ("COO") that amended certain provisions of the employment agreement, including the definition for termination for good reason, which allows for the COO to terminate his employment at any time on or after December 31, 2008. This termination would entitle the COO to the receipt of the full severance benefits under the employment agreement, including accelerating the vesting of certain outstanding stock options.

        As a result, the Company will recognize the termination benefit of the COO as an expense in the amount of $270,000, ratably over the period March 28, 2007 through December 31, 2008. The acceleration of vesting of certain outstanding stock options, which modified the vesting terms of certain outstanding stock options, did not have a material impact on the Company's financial statements as of September 26, 2007.

Note 12. Legal Proceedings

        The Company agreed to employ Donald H. Picker, Ph.D., as our president in December 2006. Prior to joining our company, Dr. Picker had served as Executive Vice President of Research and Development of Callisto Pharmaceuticals, Inc. In December 2006, Callisto filed a complaint in the Supreme Court of New York, County of New York, relating to its employment of Dr. Picker. The suit originally named Tapestry and two of our officers, Leonard Shaykin and Kai Larson, as defendants. Leonard Shaykin and Kai Larson have subsequently been dismissed from this suit. In its complaint, Callisto alleges breaches of a confidentiality agreement between Callisto and Tapestry and interference with Dr. Picker's contractual relationship with Callisto. Callisto seeks unspecified actual and punitive damages. The Company believes these claims are without merit and the Company is vigorously defending against them. The Company has incurred legal fees of $436,000 and $1.3 million for the three and nine-months ended September 26, 2007, respectively.

Note 13. Operating Leases

        In February 2007, the Company leased 2,300 square feet of office space in Roseland, New Jersey to support its clinical development activities. The lease was amended in October 2007 and increased the amount of square feet leased to 4,000. The lease has been extended to July 31, 2009 and requires monthly rental payments of $7,800.

        In March 2007, the Company entered into a five year lease covering approximately 29,000 square feet of office and laboratory space in Boulder, Colorado. The Company plans to consolidate much of its Colorado-based administrative and research and development facilities into this space. The Company plans to take possession of this space in November 2007 to make the necessary renovations. The Company made a $375,000 deposit related to this facility and is included in other assets. This deposit will decrease by $60,000 per year, capped after four years to a minimum balance of $135,000 until termination.

        As of September 26, 2007, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Remaining in 2007	$65
2008	532
2009	497
2010	433
2011	425
2012	440

$2,392

Note 14. Registration Statement

        On April 23, 2007, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed public offering of up to $40.0 million of its common stock.

        On June 12, 2007, the Company withdrew the registration statement on Form S-1 due to market conditions. As a result of this withdrawal, the Company expensed the costs incurred in the amount of $452,000 and $20,000 in the second quarter and third quarters of 2007, respectively.

Note 15. Subsequent Event

        On October 23, 2007, our Board of Directors authorized a reduction in the Company's operations. As a result, the Company has eliminated 14 positions (28% of its work force), including executive and non-executive positions in all areas of operations. In conjunction with this reduction in operations, the Company incurred one time severance costs of $470,000, $170,000 of which will be paid in the fourth quarter. Approximately $300,000 of the total severance costs will be paid to its terminated President in the second quarter of 2008 in accordance with the terms of his employment agreement. The Company took such action to preserve cash and to focus all of its resources on advancing the Company's leading drug candidate in on-going and future clinical trials.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 27, 2006 contained in our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 7, 2007 as well as an amendment thereto on Form 10-K/A filed with the SEC on April 26, 2007. Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" and "Risk Factors" appearing elsewhere in this Report. References to "Tapestry," the "Company," "we," "us" and "our" refer to Tapestry Pharmaceuticals, Inc. and its subsidiaries.

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

        We completed dosing in a Phase 1 clinical trial of TPI 287 and expect to complete dosing in another Phase 1 clinical trial during the fourth quarter of 2007. In addition, in May, 2007 we commenced enrollment in a Phase 2 clinical trial of TPI 287 in patients with an advanced form of prostate cancer called hormone refractory prostate cancer, or HRPC. On October 3, 2007, we commenced enrollment in a Phase 2 open-label, multi-center study of TPI 287 in patients with advanced pancreatic cancer.

        These two Phase 2 clinical trials are the first of three planned Phase 2 clinical trials of TPI 287 in different cancer indications. In our clinical trials to date, we have evaluated intravenous, or IV, formulations of TPI 287. We plan to use an IV formulation in our currently planned Phase 2 clinical trials. We also are developing an oral formulation of TPI 287 and plan to initiate a Phase 1b/2 pharmacokinetic clinical trial of TPI 287. In this study, we plan to orally administer TPI 287 to evaluate the drug's activity and oral bioavailability in humans. Assuming feasibility of oral dosing from this study, we may initiate a Phase 1b/2 study of the combination of escalating doses of TPI 287 and temozolomide, both orally administered, in tumors of the central nervous system.

        We may expand our product pipeline through strategically in-licensing or acquiring product candidates that complement our business. This could involve the examination of individual molecules, classes of compounds or technologies in cancer as well as other therapeutic areas. Our acquisitions of new product candidates or technologies may also involve the acquisition of, or merger with, other companies.

        We have incurred significant operating losses since our inception in 1991. Our net loss was $6.1 million and $16.7 million for the three and nine-months ended September 26, 2007, respectively and $16.7 million for the year ended December 27, 2006. We had an accumulated deficit of $140.6 million as of September 26, 2007. We expect to incur significant and increasing operating losses for at least the next several years, until such time, if ever, as we are able to generate sufficient sales to support our development operations, including the research and development activity discussed above.

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

Registration Statement

        On April 23, 2007, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") for a proposed public offering of up to $40.0 million of our common stock. On June 12, 2007, we withdrew the registration statement on Form S-1 with the SEC. As a result of the withdrawal, we expensed costs incurred in the amount of $452,000 and $20,000 in the second and third quarters of 2007, respectively.

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

        In connection with this private placement, we entered into a registration rights agreement in which we agreed to make the requisite filings with the Securities and Exchange Commission to achieve and substantially maintain the effectiveness of a registration statement covering shares sold in the private placement, as well as shares underlying warrants issued in this private placement. If we fail to maintain effectiveness of that registration statement through as late as April 6, 2013, subject to our right to suspend use of the registration statement in certain circumstances, we will have to pay liquidated damages to investors in an amount equal to 1.5% of the amount invested by them for each 30 day period during which the registration statement should have been effective.

        We are required to use the net proceeds from this private placement to fund the development of TPI 287 in accordance with a budget for calendar years 2006 and 2007 that was adopted by our Board of Directors before the closing of the private placement. Any change to this budget will require the approval of a majority of the independent members of our Board of Directors.

        In connection with this private placement we granted preemptive rights to investors who continue to hold at least 50% of the shares of common stock held by such investors in the private placement. The preemptive rights apply to certain issuances for cash of common stock or securities convertible or exchangeable for common stock.

Research and Development

        Our current business is focused on research and development of proprietary therapies for the treatment of cancer. We were previously engaged in development activities related to our paclitaxel business, which we sold to Mayne Pharma (USA) Inc. in 2003 (acquired by Hospira on February 1, 2007), genomic technologies, which we discontinued in 2004, and Huntington's Disease, which we ceased in 2006. Costs relating to genomic technologies, excluding our Huntington's Disease program, and the paclitaxel business are aggregated in discontinued operations. We have incurred the following expenses related to research and development projects:

	Three-Months Ended,		Nine-Months Ended,
	September 26, 2007	September 27, 2006	September 26, 2007	September 27, 2006
Oncology	$4,526	$2,259	$11,414	$7,554
Huntington's Disease	—	—	—	(90)
Discontinued operations	—	—	—	88

	$4,526	$2,259	$11,414	$7,552

        We expect research and development, which includes the cost of our clinical development of TPI 287, to continue to be the most significant expense of our business for the foreseeable future. Our research and development activity is subject to change as we develop a better understanding of our projects and their prospects.

        We completed dosing in a Phase 1 clinical trial of TPI 287 and expect to complete dosing in another Phase 1 clinical trial during the fourth quarter of 2007. In addition, we recently commenced enrollment in a Phase 2 clinical trial of TPI 287 in patients with an advanced form of prostate cancer called hormone refractory prostate cancer, or HRPC. On October 3, 2007, we commenced enrollment in a Phase 2 open-label, multi-center study of TPI 287 in patients with advanced pancreatic cancer.

        These two Phase 2 clinical trials are the first of three planned Phase 2 clinical trials of TPI 287 in different cancer indications. In our clinical trials to date, we have evaluated intravenous, or IV, formulations of TPI 287. We plan to use an IV formulation in our currently planned Phase 2 clinical trials. We also are developing an oral formulation of TPI 287 and plan to initiate a Phase 1b/2 pharmacokinetic clinical trial of TPI 287. In this study, we plan to orally administer TPI 287 to evaluate the drug's activity and oral bioavailability in humans. Assuming feasibility of oral dosing from this study, we may initiate a Phase 1b/2 study of the combination of escalating doses of TPI 287 and temozolomide, both orally administered, in tumors of the central nervous system.

        The following table summarizes key information about our additional ongoing and planned clinical development efforts relating to TPI 287:

INDICATION	STATUS	TIMING
IV Administration
Hormone refractory prostate cancer	Phase 2 clinical trial in process	Go/No Go decision by first half of 2008
Pancreatic cancer	Phase 2 clinical trial in process	Complete enrollment in fourth quarter of 2008
Glioblastoma multiforme	Phase 2 clinical trial planned	Expected to begin in fourth quarter of 2007
Oral Administration
Multiple cancers	Phase 1 pharmacokinetic clinical trial of oral administration planned	Expected to begin in fourth quarter of 2007

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

Results of Operations

Three-Months Ended September 26, 2007 Compared to the Three-Months Ended September 27, 2006

        Research and Development Expense.    Research and development expense for the third quarter of 2007 was $4.5 million, as compared to $2.3 million in the third quarter of 2006, an increase of $2.2 million.

        The increase was primarily due to an increase in compensation related expenses of $711,000, an increase in outside consulting fees of $922,000, an increase in legal fees of $397,000, an increase in clinical outside service expenses of $148,000 and an increase in manufacturing expenses of $340,000 offset by a decrease in supplies expense of $307,000.

        The increase in compensation expense in the third quarter of 2007 was primarily related to an increase in headcount during the first and second quarters of 2007, including two officers as well as an increase in non-cash equity compensation of $150,000. The increase in legal expense is primarily the result of outside legal fees incurred as a result of litigation with another pharmaceutical company. We expect our oncology related expenses to increase in future quarters in connection with our ongoing and planned Phase 1 and Phase 2 clinical trials of TPI 287.

        General and Administrative Expense.    General and administrative expense for the third quarter of 2007 was $1.7 million, an increase of $162,000 from the third quarter of 2006. This increase was primarily due to an increase in consulting services of $52,000 and an increase in legal expense of $66,000.

        Interest and Other Income.    Interest and other income of $169,000 for the third quarter of 2007 decreased by $231,000 from $400,000 for the third quarter of 2006. This decrease was primarily attributable to lower investment balances in the third quarter of 2007 compared to the third quarter of 2006.

        Interest and Other Expense.    Interest and other expense of $6,000 for the third quarter of 2007 decreased by $118,000 from $124,000 for the third quarter of 2006. This decrease was attributable to our repurchase of two non-interest bearing promissory notes payable to TL Ventures V L.P. and TL Ventures V Interfund L.P. in November 2006.

Nine-Months Ended September 26, 2007 Compared to the Nine-Months Ended September 27, 2006

        Research and Development Expense.    Research and development expense from continuing operations for the nine-months ended September 26, 2007 was $11.4 million, as compared to $7.5 million for the nine-months ended September 27, 2006, an increase of $3.9 million. Oncology related research and development expenditures increased by $3.9 million to $11.4 million for the nine-months ended September 26, 2007. In 2006, we ceased our Huntington's Disease research. As a result, there were no expenses in the nine-months ended September 26, 2007 for Huntington's Disease, as compared to a credit of $90,000 in 2006, which was a result of a reversal of laboratory fees owed to a research university. We do not expect to incur expenses related to this program in the future.

        The increase in oncology related expenses was primarily due to an increase in legal fees of $1.4 million, an increase in outside consulting fees of $1.2 million, an increase in compensation related expenses of $777,000, and an increase in outside clinical trial costs of $330,000. We expect our oncology related expenses to increase in future quarters in connection with our ongoing and planned Phase 1 and Phase 2 clinical trials of TPI 287.

        The increase in legal fees is primarily the result of outside legal fees incurred as a result of litigation with another pharmaceutical company. The increase in compensation expense was primarily related to an increase in headcount during the first and second quarters of 2007, including two officers as well as an increase in non-cash equity compensation of $92,000.

        General and Administrative Expense.    General and administrative expense from continuing operations for the nine-months ended September 26, 2007 was $5.9 million, an increase of $841,000 from the nine-months ended September 27, 2006. This increase was primarily due an increase in legal expense of $514,000, an increase in consulting fees of $194,000 and an increase in compensation related costs of $148,000.

        The increase in legal fees was primarily due to the write-off of capitalized legal fees related to a registration statement that was withdrawn from the SEC in the second quarter of 2007.

        Interest and Other Income.    Interest and other income of $662,000 for the nine-months ended September 26, 2007 decreased by $274,000 from $936,000 for the nine-months ended September 27, 2006. This decrease was primarily attributable to lower investment balances in the nine-months ended September 26, 2007 compared to the nine-months ended September 27, 2006.

        Interest and Other Expense.    Interest and other expense of $18,000 for the nine-months ended September 26, 2007 decreased by $409,000 from $427,000 for the nine-months ended September 27, 2006. This decrease was attributable to our repurchase of two non-interest bearing promissory notes payable to TL Ventures V L.P. and TL Ventures V Interfund L.P. in November 2006.

        Discontinued Operations.    There was no loss from discontinued operations recognized in the nine-months ended September 26, 2007 as compared to $88,000 for the nine-months ended September 27, 2006. This decrease is a result of there being no activity in the discontinued Genomics business in the nine-months ended September 26, 2007. The expense in the nine-months ended September 27, 2006 represented non-cash equity compensation expense in the amount of $86,000 as a result of the implementation of SFAS 123(R) in 2006.

        Share Based Compensation.    We follow the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). We adopted SFAS 123(R) effective December 29, 2005 using the modified prospective method of transition. For the three-months ended September 26, 2007 and September 27, 2006, we recorded share-based compensation expense of $869,000 ($0.05 per share) and $615,000 ($0.04 per share), respectively. For the nine-months ended September 26, 2007 and September 27, 2006, we recorded share-based compensation expense of $2.6 million ($0.16 per share) and $2.5 million ($0.22 per share), respectively. Share-based compensation expense is allocated among research and development expenses and general and administrative expenses based on the function of the related employee. These non-cash charges had no impact on our cash flows for the periods presented. For more information about SFAS 123(R), see "Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Share-Based Compensation" in the Unaudited Notes to Consolidated Financial Statements included in this Form 10-Q.

        Callisto Litigation.    We agreed to employ Donald H. Picker, Ph.D., as our president in December 2006. Prior to joining our company, Dr. Picker had served as Executive Vice President of Research and Development of Callisto Pharmaceuticals, Inc. In December 2006, Callisto filed a complaint in the Supreme Court of New York, County of New York, relating to our employment of Dr. Picker. The suit originally named Tapestry and two of our officers, Leonard Shaykin and Kai Larson, as defendants. Leonard Shaykin and Kai Larson have subsequently been dismissed from this suit. In its complaint, Callisto alleges breaches of a confidentiality agreement between Callisto and Tapestry and interference with Dr. Picker's contractual relationship with Callisto. Callisto seeks unspecified actual and punitive damages. We believe these claims are without merit and we are vigorously defending against them. We have incurred legal fees of $436,000 and $1.3 million for the three and nine-months ended September 26, 2007, respectively.

Liquidity and Capital Resources

        Our capital requirements for operations have been, and will continue to be, significant. As of September 26, 2007, we had a working capital balance of $6.1 million, as compared to a working capital balance of $20.2 million as of December 27, 2006. To date, we have financed our operations primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. We also have funded our capital requirements with the gross proceeds of approximately $71.7 million related to the sale of our paclitaxel business to Mayne Pharma (USA) Inc. in 2003.

        On October 23, 2007, our Board of Directors authorized a reduction in our operations. As a result, we have eliminated 14 positions (28% of its work force), including executive and non-executive positions in all areas of operations. In conjunction with this reduction in operations, we incurred one time severance costs of $470,000, $170,000 of which will be paid in the fourth quarter. Approximately $300,000 of the total severance costs will be paid to our terminated President in the second quarter of 2008 in accordance with the terms of his employment agreement. We took such action to preserve cash and to focus our resources on advancing TPI 287's on-going and future clinical trials.

        We expect our capital needs to remain flat in 2007 as compared to 2006 due, in part, to our reduced operations as discussed above.

        Going Concern.    We have no revenue and we have incurred significant operating losses since our inception. Our net loss was $6.1 million for the three-months ended September 26, 2007 and $16.7 million for nine-months ended September 27, 2006, and $16.7 million for the year ended December 27, 2006. We had an accumulated deficit of $140.6 million as of September 26, 2007. As of September 26, 2007, we had cash and cash equivalents and short-term investments totaling approximately $9.4 million. Our capital requirements for research and development, including the cost of clinical trials, have been and will continue to be significant.

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

        We believe that the existing cash and cash equivalents and short-term investments are not sufficient to enable us to fund our operating expenses and capital expenditures for the next twelve months. On October 23, 2007, our Board of Directors authorized a reduction in the Company's operations. As a result, we have eliminated 14 positions (28% of its work force), including executive and non-executive positions in all areas of operations. In conjunction with this reduction in operations, we incurred one time severance costs of $470,000. We will be required to raise additional capital through public or private equity offerings and debt financings, corporate collaborations or licensing arrangements. Should we be unable to raise the needed capital, we may be required to slowdown, further curtail or cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See "Risk Factors—Risks Related to Our Business."

        Working Capital and Cash Flow.    Cash and cash equivalents and short-term investments decreased $13.1 million to $9.4 million at September 26, 2007 from $22.5 million at December 27, 2006. This decrease was primarily due to cash used in operating activities of $12.9 million. Our cash used in operating activities was primarily used to advance our product development efforts and for general corporate purposes. The majority of our future cash expenditures are expected to continue to be used to advance our product development programs including clinical trials of TPI 287 and for working capital and other general corporate purposes.

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

Future Contractual Obligations

        The table below summarizes our future contractual obligations as of September 26, 2007 (in thousands):

	Total	Remaining in 2007	1-3 years	4-5 years	After 5 years
Operating leases	$2,392	$65	$1,462	$865	$—
Capital lease	143	33	110	—	—

Total	$2,535	$98	$1,572	$865	$—

        In February 2007, we leased 2,300 square feet of office space in Roseland, New Jersey to support our clinical development activities. The lease was amended in October 2007 and increased the amount of square feet leased to 4,000. The lease has been extended to July 31, 2009 and requires monthly rental payments of $7,800.

        In March 2007, we entered into a five year lease covering approximately 29,000 square feet of office and laboratory space in Boulder, Colorado. We plan to consolidate much of our Colorado-based administrative and research and development facilities into this space. We plan to take possession of this space in November 2007 to make the necessary renovations.

        We have employment agreements with a number of key employees. These employment agreements contain provisions regarding the termination of employment including termination of employment associated with a change in control. These termination benefits range from 100% to 300% of the employee's base salary for the 12-month period immediately preceding the termination date, payment of any accrued but unpaid salary, bonus and vacation and payment of up to 100% of the prior year bonus or 75% of base salary for the 12-month period immediately preceding the termination date.

        As described above, on October 23, 2007, our Board of Directors authorized a reduction in our operations. As a result, one of the positions eliminated was the President of the Company. In accordance with the terms of his employment agreement, we have recorded an obligation of $300,000 for terminated benefits in the fourth quarter of 2007 which will be paid in the second quarter of fiscal 2008.

Impact of Recent Accounting Pronouncements

        On December 28, 2006, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty of income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the date of adoption, we did not identify any unrecognized tax benefits and there was no cumulative effect on retained earnings of adopting FIN 48. We recognize interest and penalties related to our tax contingencies as income tax expense.

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

        In June, 2007 the FASB issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities". EITF 07-3 clarifies the accounting for non-refundable advance payments made for future research and development activities. This issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The cumulative effect of applying EITF 07-3 will be reported as a change in accounting principle through an adjustment to retaining earnings as of the beginning of the period in which it is adopted. Management has not yet determined the impact of adopting this statement.

Special Note Regarding Forward-Looking Statements

        Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

  •
  our ability to finance our business;

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

        In addition, you should refer to the "Risk Factors" section of this report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

Item 4.    Controls and Procedures

        The Company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 26, 2007. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

Changes in Internal Control

        There were no changes in the Company's internal control over financial reporting during the quarter ended September 26, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to discontinue, shutdown or cease operations. The existence of preemptive rights held by certain of our stockholders may complicate any sale of common stock or securities convertible or exchangeable for common stock and could limit the possible investors in our common stock.

        We expect to have significant research and development expenses as we continue the clinical development of TPI 287. If we in-license or acquire additional product candidates, our research and development expenses will increase further. In addition, subject to obtaining regulatory approval of TPI 287 or any other product candidate, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding and may be unable to raise capital when needed or on attractive terms, which would force us to delay, further curtail or eliminate our research and development programs or commercialization efforts.

        We believe that our existing cash and cash equivalents and short-term investments are not sufficient to enable us to fund our operating expenses and capital expenditures for the next twelve months without significantly curtailing our operations in addition to that already effected. Therefore, we will be required to raise additional capital through public or private equity offerings or debt financings, corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders will experience dilution.

        Any financing involving our issuance for cash of common stock or securities convertible or exchangeable for common stock could be significantly complicated or delayed as a result of preemptive rights held by certain existing stockholders who acquired shares of common stock and warrants in our private placement in April 2006, the holdings of which currently represent more than 50% of our outstanding common shares. Moreover, the existence of those preemptive rights could limit the possible investors in our common stock and make more likely a funding by the holders of those preemptive rights on terms that may be less favorable than available otherwise.

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

        We are currently devoting substantially all of our efforts to the development of TPI 287. Our ability to generate product revenues, which we do not expect for at least the next several years, if ever, depends on the successful development and eventual commercialization of TPI 287. However, TPI 287 is in an early stage of clinical development. We recently completed dosing in a Phase 1 clinical trial of TPI 287 and expect to complete dosing in another Phase 1 clinical trial during the fourth quarter of 2007. In addition, in May, 2007 we commenced enrollment in a Phase 2 clinical trial of TPI 287 in patients with an advanced form of prostate cancer called hormone refractory prostate cancer, or HRPC. On October 3, 2007, we commenced enrollment in a Phase 2 open-label, multi-center study of TPI 287 in patients with advanced pancreatic cancer.

        These two Phase 2 clinical trials are the first of several planned Phase 2 clinical trials of TPI 287 in multiple cancer indications. In our clinical trials to date, we have evaluated intravenous, or IV, formulations of TPI 287. We plan to use an IV formulation in our currently planned Phase 2 clinical trials. We also are developing an oral formulation of TPI 287 and plan to initiate a Phase 1b/2 pharmacokinetic clinical trial of TPI 287. In this clinical trial, we plan to orally administer an IV formulation of TPI 287 to evaluate the drug's activity and oral bioavailability in humans. Assuming feasibility of oral dosing from this study, we may initiate a Phase 1b/2 study of the combination of escalating doses of TPI 287 and temozolomide, both orally administered, in tumors of the central nervous system. The success of TPI 287 will depend on several factors, including the following:

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

        We have incurred significant operating losses since our inception in 1991. Our net loss from continuing operations was $6.1 million and $16.7 million for the three and nine-months ended September 26, 2007, $16.6 million in 2006, $17.2 million in 2005 and $21.6 million in 2004. We have an accumulated deficit of $140.6 million as of September 26, 2007. To date, we have financed our operations primarily with the net proceeds of public offerings of common stock and private placements of equity securities, with proceeds from the exercise of warrants and options and with debt. We also have funded our capital requirements with the proceeds of the sale of our paclitaxel business to Mayne Pharma (USA) Inc. (acquired by Hospira on February 1, 2007) in December 2003.

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

        Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. We cannot assure you that we will not identify material weaknesses in our internal control systems in the future. If material weaknesses in our internal control systems are detected, our internal control over financial reporting may not be considered effective and we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

        If our technology, products or activities are deemed to infringe other companies' rights, we could be subject to damages or be prevented from using the technology or selling the product that is infringing other companies' rights, or we could be required to obtain licenses to use that technology or sell the product. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, if at all. We could be required to pay substantial license fees or royalties or both. Even if we are able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Third parties may accuse us of employing their proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that our use of such technologies infringes their patents, even if we have received patent protection for our technology. These claims could require us to incur substantial costs and could have a material adverse effect on us, regardless of the merit of the claims, including the following:

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

        Under the terms of the purchase agreement for our 2006 private placement, we must first offer to sell to each investor that continues to hold at least 50% of the shares of common stock acquired by that investor in our 2006 private placement such investor's pro rata share of any common stock or securities exercisable or exchangeable for or convertible into common stock, such offer to remain open for a fifteen business day period, before we can sell such securities to others. An investor's pro rata share is calculated by reference to the number of shares that continue to be held that were acquired in our 2006 private placement or upon the exercise of warrants and the number of shares of our common stock then issued and outstanding. We believe it would be impractical to complete a public offering if we are required to comply with the preemptive rights granted to the investors under the purchase agreement. Procedures for compliance with these contractual rights, unless waived, could complicate or limit our ability to effect a private placement of equity securities.

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

        During 2006, our Board of Directors and stockholders adopted our 2006 Equity Incentive Plan, which initially reserved 6,577,106 shares of common stock for issuance thereunder. Immediately following any issuance of common stock by us during the three year period ending April 4, 2009, other than issuances of common stock upon exercise of the warrants issued to the investors in our 2006 private placement, the number of shares available for issuance under the 2006 Equity Incentive Plan will be increased to 20% of the number of fully diluted shares of our common stock immediately after such issuance, including all shares of common stock issuable upon exercise of then outstanding options or warrants, less the number of shares of common stock subject to existing options under our other stock option and equity incentive plans, up to a maximum of 8,177,106 shares. As a result of common stock issuances through September 26, 2007, the number of shares available under our 2006 increased to 6,774,428.

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
Filed herewith

#
This certification "accompanies" this Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPESTRY PHARMACEUTICALS, INC.

November 5, 2007	By:	/s/ LEONARD P. SHAYKIN Leonard P. Shaykin Chairman of the Board of Directors, Chief Executive Officer

November 5, 2007	By:	/s/ GORDON LINK Gordon Link Senior Vice President, Chief Financial Officer (Principal Financial Officer)

November 5, 2007	By:	/s/ MATTHEW J. MAJOROS Matthew J. Majoros Controller (Principal Accounting Officer)

Index of Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
31.2	Certification of Chief Financial Officer (pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended)*
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
Filed herewith

#
This certification "accompanies" this Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.